Form 10-Q
period 2012-06-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2012-08-14
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2012

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

On August 11, 2012, there were 29,068,163 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2012

INDEX

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

ii

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,508,794	$34,551,180
Accounts receivable, net	15,624,764	20,601,360
Inventory, net	6,668,359	6,261,162
Prepaid expenses and other current assets	2,129,524	2,144,203
Prepaid income taxes	837,464	─
Deferred income taxes	4,676,000	4,552,000
Total current assets	80,444,905	68,109,905
Property and equipment, net	1,101,861	911,948
Other assets:
Investments	5,157,894	4,451,831
Intangible assets, net	21,278,864	8,876,504
Other long-term assets	193,783	213,783
Total assets	$108,177,307	$82,563,971
LIABILITIES
Current liabilities:
Accounts payable	$3,721,836	$2,987,913
Accrued personnel expenses	1,410,701	2,044,121
Accrued allowances	16,402,741	17,006,409
Income taxes payable	─	585,931
Other accrued expenses	1,711,435	1,565,918
Contracts payable	3,230,000	1,290,000
Line of credit	─	6,000,000
Total current liabilities	26,476,713	31,480,292
Long-term liabilities
Contracts payable	─	600,000
Deferred income taxes	4,454,000	860,000
Total liabilities	30,930,713	32,940,292

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 31,140,973 and 27,820,004 issued, and 29,068,163 and 25,749,137 outstanding at June 30, 2012 and December 31, 2011, respectively	290,682	257,491
Treasury stock, at cost (2,072,810 and 2,070,867 shares held at June 30, 2012 and December 31, 2011, respectively)	(3,772,410)	(3,751,890)
Additional paid-in capital	56,057,605	30,185,292
Retained earnings	22,102,849	21,843,418
Accumulated other comprehensive income	2,567,868	1,089,368
Total equity	77,246,594	49,623,679

Total liabilities and stockholders’ equity	$108,177,307	$82,563,971

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$10,499,334	$12,044,772	$24,981,359	$22,139,748
Costs and expenses:
Cost of product sales	3,411,117	3,428,888	8,101,700	5,384,928
Selling, general and administrative expenses	7,636,227	4,793,462	14,465,296	10,013,204
Research and development expense	108,717	464,506	178,723	570,664
Loss from the operations of the joint venture with SEEK	─	261,251	240,195	591,251
Royalties expense, net	─	83,412	─	344,812
Depreciation and amortization expense	796,535	594,014	1,434,607	1,087,299
Total costs and expenses	11,952,596	9,625,533	24,420,521	17,992,158

Income (loss) from operations	(1,453,262)	2,419,239	560,838	4,147,590

Other income (expense):
Interest expense, net	(27,470)	(62,487)	(67,407)	(92,664)

Income (loss) before income taxes	(1,480,732)	2,356,752	493,431	4,054,926

Income tax provision	(549,000)	855,000	234,000	1,578,000
Net income (loss)	$(931,732)	$1,501,752	$259,431	$2,476,926

Unrealized gain on securities, net of income tax	455,000	─	1,478,500	─

Comprehensive income (loss)	$(476,732)	$1,501,752	$1,737,931	$2,476,926

Net income (loss) per share, basic	$(0.03)	$0.07	$0.01	$0.11
Net income (loss) per share, diluted	$(0.03)	$0.07	$0.01	$0.11
Weighted-average common shares, basic	28,291,237	22,698,593	27,106,188	22,675,621
Weighted-average common shares, diluted	28,291,237	23,043,014	27,713,021	23,015,064

  See accompanying notes to condensed consolidated financial statements.

 PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive income	Total
Balance at December 31, 2011	$257,491	$30,185,292	$(3,751,890)	$21,843,418	$1,089,368	$49,623,679

Stock-based compensation	2,881	1,220,538	─	─	─	1,223,419
Issuance of stock options for services from non-employees	─	376,732	─	─	─	376,732
Issuance of common stock, net of stock withheld for income tax liability	643	382,678	(20,520)	─	─	362,801
Income tax benefit on stock based awards	─	171,000	─	─	─	171,000
Issuance of common stock upon additional public offering, net of issuance costs of $846,202	29,667	23,721,365	─	─	─	23,751,032
Net income	─	─	─	259,431	─	259,431
Unrealized gain on securities, net	─	─	─	─	1,478,500	1,478,500
Balance at June 30, 2012	$290,682	$56,057,605	$(3,772,410)	$22,102,849	$2,567,868	$77,246,594

See accompanying notes to condensed consolidated financial statements.

 PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$259,431	$2,476,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,331	42,671
Amortization	1,383,276	1,044,628
Deferred income tax benefit	(133,000)	(1,648,000)
Loss on disposal of assets	19,845	─
Stock compensation expense	1,223,419	514,897
Expense from stock options issued in exchange for services	376,732	─
Loss from the operations of the joint venture with SEEK	240,195	591,251
Changes in operating assets and liabilities:
Accounts receivable	4,976,596	3,678,520
Inventory	(407,197)	360,187
Prepaid expenses and other assets	14,680	(10,118)
Accounts payable	753,529	(468,825)
Income taxes	(1,423,395)	(726,645)
Accrued expenses	(891,801)	2,659,924
Net cash from operating activities	6,443,641	8,515,416
Cash flows from investing activities:
Payments received on notes receivable	─	113,333
Acquisition of gastroenterology product license	(2,400,000)	─
Acquisition of license for non-codeine antitussive drug in development	(5,000,000)	─
Other intangibles	(250,000)	─
Proceeds from sale of computer equipment	6,400	─
Purchase of software and equipment	(267,489)	(113,210)
Net cash from investing activities	(7,911,089)	123
Cash flows from financing activities:
Proceeds from line of credit	─	1,000,000
Payments on line of credit	(6,000,000)	─
Payment on contracts payable	(660,000)	(1,600,000)
Proceeds from issuance of stock in additional offering, net of issuance costs of $846,202	23,751,032	─
Transfer to/from restricted cash	─	500,000
Costs incurred for anticipated stock offering	─	(180,556)
Tax benefit on stock-based awards	171,000	80,000
Proceeds from issuance of stock	163,030	60,290
Net cash from financing activities	17,425,062	(140,266)

Net increase in cash and cash equivalents	15,957,614	8,375,273
Cash and cash equivalents, beginning of period	34,551,180	8,260,059
Cash and cash equivalents, end of period	$50,508,794	$16,635,332

Supplemental disclosure:
Cash paid for income taxes	$1,578,767	$3,893,854
Interest paid during the period	$106,424	$97,996
Non-cash transaction
Acquisition of Omeclamox® license - contract payable	$2,000,000	─
Accrued 2011 bonus paid in unrestricted common stock	199,770	—
Non-cash intangible value of deferred tax liability related to intellectual property license acquired	2,687,368

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

Note 1.	Company Overview

Pernix is a specialty pharmaceutical company focused on the sales, marketing and development of branded, generic and OTC pharmaceutical products for pediatric and adult indications in a variety of therapeutic areas. The Company expects to continue to execute its growth strategy which involves the horizontal integration of our branded prescription, generic and OTC businesses. The Company manages a portfolio of branded and generic prescription products and a non-codeine antitussive drug in development.  The Company’s branded products for the pediatrics market include CEDAX®, an antibiotic for middle ear infections, NATROBA™, a topical treatment for head lice marketed under an exclusive co-promotion agreement with ParaPRO, LLC, REZYST IM™, a proprietary probiotic blend to promote dietary management and a family of prescription treatments for cough and cold (BROVEX®, ALDEX® and PEDIATEX®). The Company expanded into the gastroenterology market with the June 2012 launch of Omeclamox-Pak®, a triple combination medication taken orally to treat Helicobacter pylori (H. pylori) infection and eradicate duodenal ulcer disease in adults.  The Company promotes its branded products through an established U.S. sales force. Pernix also markets generic products through its wholly-owned subsidiary, Macoven Pharmaceuticals. Founded in 1996, the Company is based in The Woodlands, TX.

Controlled Equity Offering.  On February 10, 2012, the Company entered into a controlled equity offering sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25,000,000 from time to time through Cantor, acting as agent, but in no event more than 5,000,000 shares of common stock. The Company paid Cantor a commission rate of 3.0% of the gross sales price per share of the common stock sold through Cantor as agent under the Sales Agreement. The Company reimbursed Cantor an amount equal to $50,000, representing certain expenses incurred by Cantor in connection with entering into the Sales Agreement and provided Cantor with customary indemnification rights. The Company sold 2,966,739 shares of common stock under this controlled equity program for total net proceeds of approximately $23.8 million and closed the controlled equity offering on May 1, 2012.  The offering was made pursuant to our effective shelf registration statement filed with the Securities and Exchange Commission on May 31, 2011.  The Company plans to continue to use the proceeds of this financing to provide funding for future acquisitions and for general corporate purposes.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements.  Operating results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results for future periods or the full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Pernix’s wholly-owned subsidiaries: Pernix Therapeutics, LLC, GTA GP, Inc., GTA LP, Inc., Gaine, Inc.,  Macoven Pharmaceuticals, LLC, Pernix Manufacturing, LLC and Respicopea, Inc.  Transactions between and among the Company and its consolidated subsidiaries are eliminated.

Management’s Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ materially from those estimates. The Company reviews all significant estimates affecting the condensed consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates of the Company include: revenue recognition, sales allowances such as returns on product sales, government program rebates, customer coupon redemptions, wholesaler/pharmacy discounts, product service fees, rebates and chargebacks, sales commissions, amortization, depreciation, stock-based compensation, the determination of fair values of assets and liabilities in connection with business combinations, and deferred income taxes.

Equity Method of Accounting

For the periods presented, the Company’s investment in our former joint venture with SEEK is accounted for at cost and adjusted for the Company’s prior share (46%) of the joint venture’s undistributed earning or losses.  On May 14, 2012, the Company acquired the exclusive right from SEEK to commercialize and market products utilizing certain antitussive intellectual property in the areas of cough, cold, sinus and allergy in the United States and Canada in connection with the termination of the joint venture.  See Note 4, Investment in and Termination of Joint Venture, for additional information.

Revenue Recognition

The Company’s consolidated net revenues represent the Company’s net product sales and collaboration revenues.  The following table sets forth the categories of the Company’s net revenues (in thousands) for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2012	2011	2012	2011
Gross product sales	$16,982	$15,626	$37,250	$33,877
Sales allowances	(7,520)	(5,302)	(13,803)	(14,624)
Net product sales	9,462	10,324	23,447	19,253
Co-promotion and royalty revenues	1,037	1,721	1,534	2,887
Net revenues	$10,499	$12,045	$24,981	$22,140

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

The Company’s customers consist of drug wholesalers, retail drug stores, mass merchandiser and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores and other third parties.  The following tables list the Company’s customers that individually comprised greater than 10% of total gross product sales for the three and six months ended June 30, 2012 and 2011, or 10% of total accounts receivable as of June 30, 2012 and December 31, 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cardinal Health, Inc.	34%	31%	34%	38%
McKesson Corporation	36%	20%	30%	23%
AmerisourceBergen Drug Corporation	6%	12%	12%	13%
Morris & Dickson Co., LLC	4%	12%	8%	9%
Walgreens Corporation	7%	13%	5%	7%
Total	87%	88%	89%	90%

	Accounts Receivable
	June 30,	December 31,
	2012	2011
Cardinal Health, Inc.	39%	30%
McKesson Corporation	31%	32%
Walgreens Corporation	11%	8%
Total	81%	70%

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

  Product Returns

Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the majority of its products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. The Company’s products have a 24 to 36-month expiration period from the date of manufacture.  The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the remaining shelf life of the product, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. The Company estimated returns at 5% to 14% of sales of branded products during the second quarter of 2012.  The Company is accruing 14% on launch sales of Omeclamox-Pak® which may be adjusted in the future as actual historical returns data is accumulated.  The Company estimated returns at 7% on sales of generic products during the second quarter of 2012. The returns estimate on generic products was increased from prior periods due to changes in Medicaid coverage on certain products.  Return estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage of our products.  In connection with our new agreement with ParaPRO, we are working with them to revise the terms for the handling of any returns of Natroba.  In the interim, returns will be handled as previously disclosed. See Note 12 for further discussion of the restructure of the Natroba agreement.  In addition to the accrual on sales during the three months ended June 30, 2012, the Company recorded an additional returns allowance of $500,000 as a result of the loss of Medicaid coverage on certain generic products. The returns reserve may be adjusted as we accumulate sales history and returns experience on this portfolio of products. The Company reviews and adjusts these reserves quarterly.

 Government Program Rebates

 The liability for Medicaid, Medicare and other government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future Medicaid utilization for each product.

 Price Adjustments

 The Company’s estimates of price adjustments, which include customer rebates, service fees, chargebacks, and other fees and discounts, are based on our estimated mix of sales to various third-party payors who are entitled, either contractually or statutorily, to discounts from the listed prices of our products and contracted service fees with our wholesalers.  In the three months ended June 30, 2012, we recorded an allowance for price protection adjustments of approximately $375,000 in the aggregate.  In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments and/or incur chargebacks that differ from its original estimates and such difference may be significant.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(931,732)	$1,501,752	$259,431	$2,476,926
Denominator:
Weighted-average common shares, basic	28,291,237	22,698,593	27,106,188	22,675,621
Dilutive effect of stock options	─	344,421	606,833	339,443

Weighted-average common shares, diluted	28,291,237	23,043,014	27,713,021	23,015,064

Net income (loss) per share, basic and diluted	$(0.03)	$0.07	$0.01	$0.11

Total outstanding options at June 30, 2012 were 1,971,832.  Options not included above of 1,364,999 were anti-dilutive as of June 30, 2012.  See Note 9, Employee Equity Compensation and Benefits, for information regarding the Company’s outstanding options.

Investments in Marketable Securities and Other Comprehensive Income

The Company holds investment marketable equity securities as available-for-sale and the change in the market value gives rise to other comprehensive income.  The components of other comprehensive income are recorded in the consolidated statements of income and comprehensive income, net of the related income tax effect.

On October 5, 2011, the Company acquired 2.6 million shares of TherapeuticsMD for a purchase price of $1.0 million, or $0.38 per share, representing approximately 3.2% of TherapeuticsMD’s outstanding common stock at that time.  The Company’s purchase was contingent upon TherapeuticsMD’s acquisition of VitaMedMD, which occurred on October 4, 2011. The Company has applied a 30% discount to the quoted market value of  its TherapeuticsMD stock, which represents the Company’s estimate of the discount for lack of marketability for its non-controlling interest.  In connection with the Company’s purchase of shares of TherapeuticsMD, the Company also entered into a software license agreement with VitaMedMD pursuant to which VitaMedMD granted the Company an exclusive license to use certain of its physician, patient and product data gathering software in the field of pediatric medicine for a period of five years for a monthly fee of $21,700.  Cooper Collins, the Company’s Chief Executive Officer, was appointed to the board of TherapeuticsMD following the Company’s acquisition of its interest in TherapeuticsMD.

	As of June 30, 2012
TherapeuticsMD Common Stock	Cost	Appreciation	Discount	Fair Value
2,631,579 shares	$1,000,000	$6,368,421	$(2,210,527)	$5,157,894

Reclassifications

Certain reclassifications have been made to prior period amounts in our consolidated statements of income to conform to the current period presentation.  These reclassifications related to the classification of cost of samples as a selling expense instead of including in cost of goods had no effect on net income as previously reported.

Recent Accounting Pronouncements

 Other than as set forth below, there have been no other recent accounting pronouncements that have not yet been adopted by us that are expected to have a material impact on our condensed consolidated financial statements from the accounting pronouncements previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

The FASB issued Accounting Standards Update (ASU) 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The standards update will be effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. In particular, the two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conducting a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset's fair value exceeding the carrying amount, if (1) the entity determines that such an impairment is more likely than not to exist, or (2) the entity foregoes the qualitative assessment entirely. The standards update finalizes the proposal in Proposed Accounting Standards Update (ASU) No. 2012-100: Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, and brings the accounting treatment for determining impairment charges on other intangible assets into conformity with the treatment of goodwill, as established by Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. In contrast, determinations of impairment charges on intangible assets under IFRS are set-forth according to IAS 36, Impairment of Assets, which requires an annual quantitative assessment.  The Company is currently evaluating the impact, if any, that this ASU may have on its financial statements.

On January 1, 2012, the Company adopted the new presentation requirements under ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income in U.S. GAAP (“ASU 2011-05”) and ASU 2011-12 Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011, the FASB issued ASU 2011-12 to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before ASU 2011-05. The Company has no adjustments between net income and comprehensive income. The adoption of this guidance is not material to the Company or its presentation of its consolidated financial statements.

Note 3.	Accounts Receivable

Accounts receivable consist of the following:

	June 30,	December 31,
	2012	2011

Trade accounts receivable	$14,233,653	$18,844,320
Less allowance for prompt pay discounts	(301,285)	(393,174)
Total trade receivables	13,932,368	18,451,146
Receivables from third parties – collaboration and royalty arrangements	1,684,253	2,146,214
Other miscellaneous receivables	8,143	4,000
Total account receivables	$15,624,764	$20,601,360

As of June 30, 2012 and December 31, 2011, no receivables were outstanding for longer than the agreed upon payment terms.  The net amount of accounts receivable was considered collectible and no allowance for doubtful accounts was recorded in either period.

Note 4.	Investment in and Termination of Joint Venture

On December 17, 2010, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with SEEK, a United Kingdom drug discovery group, to form a joint venture structured as a private company limited by shares incorporated in the United Kingdom (the “JV”).  The purpose of the JV was to develop and obtain regulatory approval in both Europe and the United States for products utilizing the JV’s intellectual property.  Pernix contributed approximately $1.5 million to the JV, in consideration for 50% of the voting interest and approximately 46% of the total economic interest in the JV.  On September 26, 2011, the Company funded an additional $1.0 million in cash to the JV for continuing operations.

 Below is the condensed balance sheet of the JV at the time of Pernix’s exit from the JV (as described below):

Condensed Balance Sheet as of:	May 14,	December 31,
(unaudited) (in thousands)	2012	2011
Cash and other current assets	$947	$1,512
Intellectual property and other rights (including capitalized development costs)	1,719	1,719
Total assets	$2,666	$3,231

Equity	$2,666	$3,231

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Loss from operations of the joint venture with SEEK	$-	$261,251	$240,195	$591,251

Development costs for products utilizing the JV intellectual property were approximately $512,000 for the six months ended June 30, 2012. The Company recorded approximately 46% of these development costs, or $240,000 for the six months ended June 30, 2012, in loss from operations of our JV.

On May 14, 2012, the Company acquired the exclusive rights from SEEK, its joint venture partner, to commercialize and market products utilizing the JV’s intellectual property (IP) in the areas of cough, cold, sinus and allergy in the United States and Canada.   SEEK retained the exclusive rights to commercialize and develop the intellectual property outside the United States and Canada. Under the terms of the agreement, Pernix paid SEEK $5 million in connection with the termination of its joint venture with SEEK, and will pay royalties to SEEK on sales of products utilizing the joint venture IP in the United States and Canada. Pernix will also receive royalties from SEEK product sales outside of the United States and Canada. As a result, the Company will no longer share in the development costs outside the United States and Canada.

See Note 5, Intangible Assets, for further discussion.

Note 5.	Intangible Assets

License of Gastroenterology Product.   In January 2012, the Company entered into a license and supply agreement with a private company for a new FDA-approved prescription product to treat gastroenterology disease. Under the terms of the agreement, the Company obtained exclusive U.S. marketing rights to Omeclamox-Pak®, a triple combination medication taken orally to treat Helicobactes pylori (H. pylori) infection and eradicate duodenal ulcer disease in adults.. The Company paid an up-front license fee of $2.0 million and paid an additional fee of $2.0 million forty-five days from the commercial launch of the product which occurred in late June 2012. In addition to these license fees, the agreement calls for the Company to pay royalties and milestone payments based on sales of the product.  Pernix has established a gastroenterology sales force of 26 sales representatives dedicated exclusively to gastroenterology and 26 hybrid sales representatives (gastroenterology and pediatrics) to promote Omeclamox-Pak®.

Acquisition of License.  As described in Note 4 above, on May 14, 2012, the Company acquired the exclusive rights from SEEK, its former joint venture partner, to commercialize and market products utilizing the joint venture’s intellectual property in the areas of cough, cold, sinus and allergy in the United States and Canada for $5 million.  The investment in the JV at termination was approximately $1,445,000 and there was approximately $2,687,000 arising from a deferred tax liability.  The value of the license recorded was approximately $9,133,000 and is included in the product licenses in the table below.

Intangible assets consist of the following:

		June 30,	December 31,
	Life	2012	2011
Patents	12 - 15 years	$1,442,000	$1,442,000
Brand – CEDAX	8 years	3,887,000	3,887,000
Product licenses	1 – 13 years	13,905,636	120,000
Non-compete and supplier contract – Macoven	2 - 7 years	5,194,571	5,194,571
Trademark rights – BROVEX	Indefinite	238,758	238,758
Goodwill	Indefinite	1,406,591	1,406,591
		26,074,556	12,288,920

Accumulated amortization		(4,795,692)	(3,412,416)
		$21,278,864	$8,876,504

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

Amount
2012 (July – December 2012)	$1,137,000
2013	2,229,000
2014	2,229,000
2015	2,229,000
2016	2,229,000
Thereafter	9,578,000
$19,631,000

Amortization expense is approximately $771,000 and $1,383,000 for the three and six months ended June 30, 2012, respectively, and $573,000 and $1,045,000 for the three and six months ended June 30, 2011, respectively.

Note 6.	Accrued Allowances

Accrued allowances consist of the following:

	June 30,	December 31,
	2012	2011
Accrued returns allowance	$5,316,299	$5,712,500
Accrued price adjustments	6,665,442	5,450,619
Accrued government program rebates	4,421,000	5,843,290
Total	$16,402,741	$17,006,409

Note 7.	Lines of Credit

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

On June 29, 2012, the Company paid the outstanding balances under the GLOC and the RLOC of $5,000,000 and $1,000,000, respectively.

Note 8.	Other Revenue Sharing Arrangements

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

In addition to the co-promotion agreement that the Company has with ParaPRO, the Company also has a Supply and Distribution Agreement.  The cost that the Company pays for NATROBA pursuant to the Supply and Distribution Agreement with ParaPRO is significantly higher than the direct manufacturing cost that the Company pays on the other products in our portfolio which impacts our gross profit margin.  NATROBA was launched in August 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	20111	2012	20111
Pernix Consolidated Gross Margin - including Natroba	68%	78%	68%	79%
Pernix Consolidated Gross Margin - excluding Natroba	70%	78%	72%	79%

1 Excludes approximately $779,000 and $819,000 in write offs of obsolete, expired and/or donated product inventory for the three and six months ended June 30, 2011, respectively.

Note 9.	Employee Compensation and Benefits

Stock Options

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”) was approved concurrent with its merger with Golf Trust of America, Inc. on March 9, 2010.  The maximum number of shares that can be offered under this plan is 5,000,000.  Incentives may be granted under the 2009 Plan to eligible participants in the form of (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock, (d) restricted stock units (“RSU”), (e) stock appreciation rights (“SARs”) and (f) other stock-based awards.

As of June 30, 2012, approximately 208,333 options remain outstanding that were issued to current officers and directors under former incentive plans of GTA.  The remaining average contractual life of these options is approximately eight months.

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

The following table shows the weighted average of the assumptions used to value stock options on the date of grant, as follows:

Six Months
Ended
June 31, 2012
Weighted average expected stock price volatility	65.0%
Estimated dividend yield	0.0%
Risk-free interest rate	1.2%
Expected life of option (in years)	6.0
Weighted average fair value per share	$5.52

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

The following table shows the option activity, described above, during the six months ended June 30, 2012:

		Average
		Exercise
Option Shares	Shares	Price
Outstanding at December 31, 2011(1)	1,848,491	$4.55
Granted	170,000	9.36
Exercised	(25,826)	2.25
Cancelled	(20,833)	4.58
Expired	─
Outstanding at June 30, 2012	1,971,832	$4.99
Vested and exercisable, end of period	669,667	$4.03

(1)Includes 460,000 options granted to ParaPRO, LLC on August 3, 2011, that vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of Natroba.  For additional information, see Note 8, Other Revenue Sharing Arrangements.

The following table shows the details by range of exercise price for the total options outstanding at June 30, 2012:

	Options Outstanding		Options Exercisable
Range of Exercise Price ($)	Shares	Remaining Contractual Life (years)	Shares	Weighted Average Exercise Price
1.94 - 2.20	25,833	.7	25,833	2.00
3.31 – 4.20(1)	1,356,499	7.3	613,002	3.86
6.10	189,500	9.1	—	─
7.90 – 9.02	300,000	9.4	13,333	7.90
10.13 – 10.35	100,000	9.2	17,499	10.14
	1,971,832	8.06	669,667	4.03

(1)  Includes 460,000 options granted to ParaPRO, LLC on August 3, 2011, that vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of Natroba.  For additional information, see Note 8, Other Revenue Sharing Arrangements.

As of June 30, 2012, the aggregate intrinsic value of 669,667 options outstanding and exercisable was approximately $2,242,000.

As of June 30, 2012, there was approximately $2,544,000 of total unrecognized compensation cost related to unvested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 2.1 years and approximately $2,151,000 of total unrecognized compensation cost related to unvested stock options issued to ParaPRO which is expected to be recognized ratably over a weighted-average period of 4.4 years.

Restricted Stock

Amendment to Employment Agreement . On March 23, 2012, the Company, Macoven and John McMahon, Macoven’s Vice President of Product Sales, entered into an amendment to Mr. McMahon’s amended and restated employment agreement pursuant to which all provisions relating to quarterly bonuses and a bonus pool were removed.  The amendment also provided for the issuance of 165,000 shares of restricted stock, valued at approximately $1,411,000,  pursuant to the Company’s 2009 Amended and Restated Stock Incentive Plan with certain volume limitations on the sale of such shares after vesting.

Also on March 23, 2012, in connection with the amendment to Mr. McMahon’s agreement,  the Company granted Michael Venters, Macoven’s Executive Vice President of Corporate Development, 85,000 shares of restricted stock, value at approximately $727,000, pursuant to the Company’s 2009 Amended and Restated Stock Incentive Plan with the same volume limitations as Mr. McMahon.  Both grants vest in equal installments on each of the first three anniversaries of the date of grant.

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

The following table shows the restricted stock, described above, during the six months ended June 30, 2012:

		Weighted Average
		Grant Date
Restricted Stock Shares	Shares	Fair Value
Nonvested at December 31, 2011	120,002	$4.55
Granted	290,000	8.61
Vested	(55,002)	6.13
Forfeited	─
Nonvested at June 30, 2012	355,000	$8.30

During the six months ended June 30, 2012, 290,000 restricted common shares were issued as described above.  Approximately $2,592,000 of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

Effective July 22, 2010, the Company adopted the 2010 Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral.  Semi-annually (on May 1st and November 1st), participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or end of such six-month period.  The Employee  Stock Purchase Plan expires on July 22, 2020.  A total of 1,000,000 shares are available for purchase under this plan.  Compensation expense related to the Employee Stock Purchase Plan and included in the table below for the three and six months ended June 30, 2012 was approximately $18,000 and $40,000, respectively.

Stock-Based Compensation Expense

The following table shows the approximate amount of total stock-based compensation expense recognized for employees and non-employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employees	$528,000	$194,000	$866,000	$339,000
Non-employees/Directors	199,000	110,000	358,000	176,000

Total	$727,000	$304,000	$1,224,000	$515,000

Note 10.	Income Taxes

The income tax provision consisted of the income tax expense (benefit) for the three and six months ended June 30, 2012 and 2011, as presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current:
Federal	$8,000	$1,312,000	$318,000	$2,770,000
State	2,000	213,000	49,000	456,000
	10,000	1,525,000	367,000	3,226,000
Deferred:
Federal	(458,000)	(569,000)	(81,000)	(1,402,000)
State	(101,000)	(101,000)	(52,000)	(246,000)
	(559,000)	(670,000)	(133,000)	(1,648,000)

	$(549,000)	$855,000	$234,000	$1,578,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The sources of the temporary differences and their effect on deferred taxes are as follows:

	June 30,	December 31 ,
Deferred Tax Assets:	2012	2011
Accounts receivable	$115,000	$149,000
Inventory	38,000	─
Fixed assets	49,000	66,000
Accrued expenses and allowances	3,319,000	3,831,000
Stock awards	1,082,000	515,000
Investment in joint venture with SEEK	─	312,000
NOL and capital loss carryforwards	1,447,000	493,000

Gross deferred tax assets	$6,050,000	$5,366,000

Deferred Tax Liabilities:
Investments	$(1,591,000)	$(674,000)
Other	(109,000)	(99,000)
Intangibles	(4,128,000)	(901,000)

Gross deferred tax liability	$(5,828,000)	$(1,674,000)

Net deferred tax asset	$222,000	$3,692,000

Included in consolidated balance sheet:
Deferred income tax assets/deferred income tax liabilities – current	4,676,000	4,552,000
Deferred income tax assets/deferred income tax liabilities - long term	(4,454,000)	(860,000)

Net deferred tax asset	$222,000	$3,692,000

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

The effective income tax rate from continuing operations is different from the federal statutory rate for the six months ended June 30, 2012 and 2011 for the following reasons:

	Six Months Ended June 30,
	2012	2011
Expected taxes at statutory rates	35.0%	35.0%
State taxes, net of federal tax benefit	(0.4)%	3.4%
Nondeductible expenses	10.3%	0.2%
Other	2.5%	0.3%
	47.4%	38.9%

Note. 11	Commitments and Contingencies

Legal Matters

United States District Court for the Eastern District of Texas, Civil Action No. 6:12-cv-00027-LED.   On January 19, 2012, plaintiffs, Merck & Cie, South Alabama Medical Science Foundation, and Pamlab, L.L.C., filed suit seeking unspecified damages and injunctive relief against our wholly-owned subsidiary, Macoven Pharmaceuticals, for infringement of U.S. Patent Nos. 5,997,915, 6,254,904, 6,673,381, 7,172,778, 7,674,490, and 6,011,040 based on Macoven’s commercialization of the following products:  Vitacirc-B; ALZ-NAC; L-methylfolate PNV; L-methylfolate calcium 7.5 mg; and L-methylfolate calcium 15 mg. Macoven denies liability for infringement and has filed a counterclaim for non-infringement and patent invalidity.  Formal discovery has not yet commenced and no trial date has been set.

Pernix is subject to various other claims and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material effect on Pernix’s financial position or results of operations.

Purchase Commitments

 Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services.  Our failure to satisfy minimum sales requirements under our co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights. In addition to minimum sales requirements under our co-promotion agreements, the Company has commitments under open purchase orders for inventory that can be cancelled without penalty, which are approximately $1.3 million.

 Stock Options Issued in Exchange for Services

Pursuant to an agreement for support services entered into between the Company and ParaPRO on August 27, 2010 which commenced upon the launch of NATROBA on August 3, 2011, 460,000 stock options were granted to ParaPRO. The options have an exercise price of $3.65 which is the closing price of the Company’s stock as of the date of the support services agreement. The options are exercisable in seven installments in the following amounts: (i) 30,000 on August 1, 2012; (ii) 40,000 on August 1, 2013; (iii) 50,000 on August 1, 2014; (iv) 60,000 on August 1, 2015; (v) 70,000 on August 1, 2016; (vi) 90,000 on August 1, 2017; and (vii) 120,000 on August 1, 2018. The options are exercisable for a period of five years and are valued at approximately $2,841,000. These options were granted in a private offering under Rule 4(2) of the Securities Act of 1933. As of June 30, 2012, there was approximately $2,151,000 of total unrecognized stock compensation cost related to unvested stock options issued to ParaPRO which is expected to be recognized ratably over a weighted-average period of 4.4 years.

Leases

The Company leases its office facilities in The Woodlands, Texas under a lease with an unrelated third party.  The term of the current lease expires on May 8, 2015.  Pursuant to this lease, the Company pays rent of approximately $15,000 per month with stated annual escalators and shares in 2.49% of the excess operating expenses of the building.

The Company leases certain of its office and warehouse facilities under triple net leases with an entity owned by several of the Company’s employees and directors including our Chief Executive Officer.  The term of each lease is month to month and may be terminated by either party without penalty.  Pursuant to these leases, the Company pays rent of approximately $5,100 and $3,000 per month for the Texas and Louisiana facilities, respectively, with an annual CPI escalator.  On June 30, 2012, the Company terminated the triple net lease for the Louisiana facility and relocated these operations to its other facilities. The Company believes these amounts reflect market rates that are as favorable to the Company as could be obtained with unrelated third parties.

The Company leases its office facilities in South Carolina under a lease with an unrelated third party.  The term of the current lease expires April 1, 2013.  Pursuant to this lease, the Company pays rent of approximately $2,300 per month with annual escalators of 10%.

The Company leases certain equipment under operating leases pursuant to which future expected payments are approximately $18,000 in 2012, $38,000 in 2013, $37,000 in 2014 and $24,000 thereafter.

Acquisitions, License and Co-promotion Agreements

The Company has entered into certain revenue sharing arrangements that require payments based on a specified percentage of net sales or a specified cost per unit sold.  For the three and  six months ended June 30, 2012 and 2011, we recognized approximately $801,000 and $418,000 and $1,916,000 and $554,000, respectively, in expense included in cost of goods sold from payments pursuant to co-promotion and other revenue sharing arrangements.

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

Restructure of Natroba Agreement

 In July 2012, the Company and ParaPRO replaced their then-existing co-promotion and supply agreements relating to Natroba™ with a new agreement to restructure the terms for marketing and distributing Natroba. Under the terms of the new agreement, the Company will no longer have the minimum purchase order commitments related to the marketing and promotion of Natroba that were required under the previous agreements.  If the Company fails to meet certain dispensed volumes, the Company or ParaPRO would have the option to either modify or terminate the new agreement.  The previous options granted to ParaPRO under its services agreement with the Company were not impacted by this new agreement. The Company and ParaPRO will continue to work together to co-promote and market Natroba, which may include an authorized generic equivalent, and the Company will continue to distribute Natroba.

Acquisition of Pharmaceutical Manufacturing Company

In July 2012, the Company completed its acquisition of the business assets of Great Southern Laboratories (“GSL”), a pharmaceutical contract manufacturing company located in Houston, Texas.  The Company anticipates closing on the related real estate in August 2012.  Upon the final closing, the Company will have paid an aggregate of $4.9 million, and will have assumed certain liabilities, for substantially all of GSL’s assets including the land and buildings in which GSL operates.  GSL has an established manufacturing facility with an existing base of customers in the pharmaceutical industry, which is expected to provide the Company with additional income and potential cost savings.  The Company acquired the GSL assets through a wholly-owned subsidiary, Pernix Manufacturing, LLC, and intends to continue to operate the business under the name Great Southern Laboratories.

Acquisition of New Product

In August 2012, the Company completed the purchase of a pediatric prescription product for a total purchase price of $1.35 million plus the assumption of certain liabilities.

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

Executive Overview

Strategy

Pernix Therapeutics Holdings, Inc. (“Pernix” or the “Company”)  is a specialty pharmaceutical company focused on the sales, marketing and development of branded, generic and over-the-counter ("OTC") pharmaceutical products for pediatric and adult indications in a variety of therapeutic areas.  We expect to continue to execute our growth strategy which includes the horizontal integration of our branded prescription, generic and OTC businesses. We manage a portfolio of branded and generic products, as well as a non-codeine antitussive drug in development.   Our branded products for the pediatrics market include CEDAX®, an antibiotic for middle ear infections, NATROBA™, a topical treatment for head lice marketed under an exclusive co-promotion agreement with ParaPRO, LLC, and a family of prescription treatments for cough and cold (BROVEX®, ALDEX® and PEDIATEX®). Our branded products for gastroenterology include OMECLAMOX-PAK®, a 10-day treatment for H. pylori infection and duodenal ulcer disease, and REZYST™, a probiotic blend to promote dietary management. We promote our branded pediatric and gastroenterology products through our sales force. We market our generic products through our wholly-owned subsidiary, Macoven Pharmaceuticals.

Pernix is the surviving corporation of a 2010 merger between Pernix Therapeutics, Inc., or PTI, and Golf Trust of America, Inc., or GTA. The words “we,” “us” or “our” refers to Pernix and its consolidated subsidiaries, except where the context otherwise requires.

Pernix was incorporated in November 1996 and is headquartered in The Woodlands, Texas and employs approximately 166 people full-time, 58 of which are employed at Great Southern Laboratories which Pernix acquired on July 2, 2012.

Our business strategy is to:

●	promote products through our sales and marketing organization of approximately 74 sales representatives, primarily in highly populated states, targeting pediatric and high-prescribing physicians;

●	develop and launch generic and authorized generic products through Macoven, our wholly-owned subsidiary;

●	launch new line extensions and new formulations of our currently marketed products;

●	maximize the value of our non-codeine antitussive drug in development;

●	continue to diversify and expand our product portfolio through acquisitions, co-promotions and in-licensing agreements;

●
leverage our business model by expanding into additional therapeutic areas.  For example, in May 2012, we established a sales force of approximately 30 representatives, consisting of new and existing representatives, dedicated to gastroenterology following our entry into the license agreement described below;

●	integrate and maximize the value of the manufacturing assets and facility acquired from Great Southern Laboratories in June 2012; and
●	adapt quickly to a rapidly changing pharmaceutical environment, and operate as a quick, nimble, and agile company.

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

Restructure of Natroba Agreement

See Note 12 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Acquisition of Pharmaceutical Manufacturing Company

See Note 12 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to utilize Great Southern Laboratories, the manufacturing plant that we recently acquired, to manufacture several of our products moving forward which we expect to result in a reduction in the cost of certain of our products.

Acquisition of New Product

See Note 12 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Termination of Joint Venture

See Notes 4 and 5 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

License of Gastroenterology Product.

For discussion regarding the license we acquired related to Omeclamox-Pak®, see Note 5 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Second Quarter 2012 Highlights

The following summarizes certain key financial measures as of, and for, the three months ended June 30, 2012:

●	Cash and cash equivalents equaled $50.5 million as of June 30, 2012.

●	Net revenues were approximately $10.5 million.

●	Net (loss) income before taxes was approximately ($1.5) million.

Opportunities and Trends

There continue to be unmet patient needs in the pediatric area as well as other therapeutic areas. We believe that we can systematically focus our efforts on developing and acquiring products or acquiring the assets of other companies whose products or assets can meet these needs. We also believe that future growth will be realized in the execution of branded and generic development opportunities outside the pediatric area.  We believe the combination of product development and acquisitions will enhance our growth opportunities.  Additionally, we will continue to leverage our industry relationships to identify and take advantage of new product opportunities.

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

As we execute our strategy, we will monitor and evaluate success through the following measures:

●	Net product sales generated from our existing products;

●	Revenues generated from co-promotion agreements;

●	Revenues generated from our recently acquired manufacturing facility;

●	Revenues generated from our recently acquired manufacturing facility;

●	Progress of our development pipeline (as discussed below); and

●	Acquisition of products and product rights that align with our strategy and that offer potential for sustainable growth.

See Note 1 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for our discussion of net proceeds received from our controlled equity offering in April 2012 that is expected to fund future acquisitions and for general corporate purposes.

Financial Operations Overview

The discussion in this section describes our income statement categories.  For a discussion of our results of operations, see “Results of Operations” below.

  Net Revenues

 Pernix’s net revenues consist of net product sales and revenue from co-promotion and other revenue sharing arrangements. Pernix recognizes product sales net of estimated allowances for product returns, price adjustments (customer rebates, service fees, chargebacks and other discounts), government program rebates (Medicaid, Medicare and other government sponsored programs)  and prompt pay discounts.  The primary factors that determine Pernix’s net product sales are the level of demand for Pernix’s products, unit sales prices, the applicable federal and supplemental government program rebates, contracted rebates, services fees, chargebacks and other discounts that Pernix may offer. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties in return for a percentage of revenue on sales we generate or on sales they generate.

The following table sets forth a summary of Pernix’s net revenues for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Upper respiratory, allergy and antibiotic products	$8,688	$12,151	$20,242	$29,812
Gastroenterology	2,292	─	2,292	─
Medical food products	175	275	473	487
Dermatology products (including Natroba)	405	1,569	1,904	1,946
Other generic products	5,422	1,631	12,339	1,632
Collaboration and other revenue	1,037	1,721	1,534	2,887
Gross Revenues	18,019	17,347	38,784	36,764
Sales Allowances	(7,520)	(5,302)	(13,803)	(14,624)
Net Revenues	$10,499	$12,045	$24,981	$22,140

Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments, and Medicaid Rebates

 The following table sets forth a summary of our allowances for product returns, government rebate programs and price adjustments as of June 30, 2012.   Prompt pay discounts are recorded as a reduction of accounts receivable and revenue and, therefore, are not included in the table below. The allowance for prompt pay discounts as of June 30, 2012 and December 31, 2011 was approximately $301,000 and $393,000, respectively.

	Product Returns	Government Program Rebates	Price Adjustments
	(in thousands)	(in thousands)	(in thousands)
Balance at December 31, 2010	$4,313	$4,432	$1,744
Adjustments to provision for prior year sales	498	1,137	300
Provision – current year sales	4,784	9,969	12,311
Payments and credits	(3,883)	(9,695)	(8,904)
Balance at December 31, 2011	5,712	5,843	5,451
Adjustments to provision for prior year sales	500	─	─
Provision – current year sales	2,331	3,087	7,106
Payments and credits	(3,227)	(4,509)	(5,892)
Balance at June 30, 2012	$5,316	$4,421	$6,665

Product Returns. Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the majority of its products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. The Company’s products have a 24 to 36-month expiration period from the date of manufacture.  The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the remaining shelf life of the product, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. The Company estimated returns at 5% to 14% of sales of branded products during the second quarter of 2012.  The Company is accruing 14% on launch sales of Omeclamox-Pak® which may be adjusted in the future as actual historical returns data is accumulated.  The Company estimated returns at 7% on sales of generic products on sales during the second quarter of 2012. The returns estimate on generic products was increased from prior periods due to changes in Medicaid coverage on certain products.  Return estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage of our products. In connection with our new agreement with ParaPRO, we are working with them to revise the terms for the handling of any returns of Natroba.  In the interim, returns will be handled as previously disclosed. In addition to the accrual on sales during the three months ended June 30, 2012, the Company recorded an additional returns allowance of $500,000 as a result of the loss of Medicaid coverage on certain generic products. The returns reserve may be adjusted as we accumulate sales history and returns experience on this portfolio of products. The Company reviews and adjusts these reserves quarterly.  If estimates regarding product demand are inaccurate, if changes in the competitive environment affect demand for certain products, or if other unforeseen circumstances effect a product’s salability, actual returns could differ and such differences could be material.  For example, a 1% difference in our provision assumptions for the six months ended June 30, 2012 would have affected pre-tax earnings by approximately $373,000.

Government Program Rebates. The liability for government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future Medicaid utilization for each product sold.  As we become aware of changing circumstances regarding the Medicaid and Medicare coverage of our products, we will continue to incorporate such changing circumstances into the estimates and assumptions that we use to calculate government program rebates. If our estimates and assumptions prove inaccurate, we may be subject to higher or lower government program rebates.  For example, with respect to the provision for the three months ended June 30, 2012, a 1% difference in the provision assumptions based on utilization would have effected pre-tax earnings by approximately $89,000 and a 1% difference in the provisions based on  reimbursement rates would have affected pre-tax earnings by approximately $33,000.

Price Adjustments.  Our estimates of price adjustments which include customer rebates, service fees, and chargebacks  are based on our estimated mix of sales to various third-party payors who are entitled either contractually or statutorily to discounts from the listed prices of our products and contracted service fees with our wholesalers.  In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from our estimates, we may be required to pay higher or lower total price adjustments than originally estimated.  For example, for the six months ended June 30, 2012, a 1% difference in the assumptions based on the applicable sales would have affected pre-tax earnings by approximately $601,000.

We, from time to time, offer certain promotional product-related incentives to our customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, we have initiated coupon programs for certain of our promoted products whereby we offer a point-of-sale subsidy to retail consumers. We estimate our liabilities for these coupon programs based on redemption information provided by a third party claims processing organization. We account for the costs of these special promotional programs as a reduction of gross revenue when applicable products are sold to the wholesalers or other retailers.  Any price adjustments that are not contractual but that are offered at the time of sale are recorded as a reduction of revenue when the sales order is recorded.  These adjustments are not accrued as they are offered on a non-recurring basis at the time of sale and are recorded as an expense at the time of the sale. These allowances may be offered at varying times throughout the year or may be associated with specific events such as a new product launch or to reintroduce a product.  Approximately 13% of the provision relates to point-of-sale discounts to the wholesaler.

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

Cost of Product Sales

Our cost of product sales is primarily comprised of the costs of manufacturing and distributing Pernix’s pharmaceutical products and samples and collaboration expense related to co-promotional agreements with third parties. In particular, cost of product sales includes third-party manufacturing, packaging and distribution costs and the cost of active pharmaceutical ingredients. Pernix partners with third parties to manufacture all of its products and product candidates.  We expect to utilize Great Southern Laboratories, the manufacturing plant that we recently acquired, to manufacture several of our products moving forward which we expect to result in a reduction in the cost of certain of our products.

Most of our manufacturing arrangements are not subject to long-term agreements and generally may be terminated by either party without penalty at any time. Changes in the price of raw materials and manufacturing costs could adversely affect Pernix’s gross margins on the sale of its products. Changes in Pernix’s mix of products sold also affect its cost of product sales.

The cost of NATROBA is included in our cost of product sales from August 2011 (the month of launch).  We pay wholesale average cost less a nominal discount when we purchase NATROBA inventory and then receive a contracted cost of goods rebate when the product ships to retailers in our specified territories, resulting in significantly lower margins on sales of NATROBA as compared to the other products we market.  In connection with our new agreement with ParaPRO, we are working with them regarding the cost we pay for Natroba.  In the interim, the cost and related rebate we receive will continue to be pursuant to the original supply and distribution agreement

Selling, General and Administrative Expenses

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

Loss from the Operations of the Joint Venture

See Note 4, Investment in Joint Venture, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Income and Expenses

Depreciation Expense.  Depreciation expense is recognized for our property and equipment, which depreciates over the estimated useful life of the asset using the straight-line method.

Amortization Expense. Amortization expense is recognized for certain of our intangible assets, consisting primarily of licensing and acquisition agreements, including the license related to the non-codeine antitussive drug in development acquired in May 2012, the gastroenterology license acquired in February 2012, CEDAX in March 2010 and Macoven in September 2010, which are amortized over their estimated useful lives using the straight-line method. See Note 5, Intangible Assets, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

Net Revenues.  Net revenues were approximately $10,499,000 and $12,045,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of approximately $1,546,000 or 12.8%. The decrease in net revenues during the three months ended June 30, 2012 was primarily due to an increase in deductions from revenue of approximately $2,218,000 and a decrease in co-promotion revenue of approximately $685,000 offset by an increase in gross product sales of approximately $1,357,000.  The increase in gross product sales was attributed to gross sales from the launch of Omeclamox-Pak® of approximately $2,168,000.  The increase in gross revenue was offset by an increase in deductions from gross product sales revenue (including allowances for returns, government program rebates and price adjustments) of approximately $2,218,000, or 41.8%, due primarily to an increase in the allowance for coupon redemptions and chargebacks related to the launch of Omeclamox-Pak® in addition to an increase in the allowances for sales discounts, retailer rebates,vendor fees and product sales returns.

  Cost of Product Sales.  Cost of product sales was approximately $3,411,000 and $3,429,000 for the three months ended June 30, 2012 and 2011, respectively, a decrease of approximately $18,000, or 0.5%. The decrease in cost of product sales is due to the decrease of approximately $727,000 in write-offs of expiring product inventory offset by an increase in the cost of product sales of approximately $325,000 resulting from the increase in products sold and an increase of approximately $384,000 in co-promotion expense resulting primarily from generic co-promotion agreements entered into after the three months ended June 30, 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $7,636,000 and $4,793,000 for the three months ended June 30, 2012 and 2011, respectively, an increase of approximately $2,843,000, or 59.3%.  Salaries, bonuses, commissions, incentives and stock compensation expense ("overall compensation expense") represented approximately $3,552,000, or 46.5%, and $2,748,000, or 57.3%, of total selling, general and administrative expenses for the three months ended June 30, 2012 and 2011, respectively.  The increase in overall compensation expense is primarily due to the addition of certain key positions in December 2011 and 26 gastroenterology sales representatives to market Omeclamox-Pak® in May 2012 in addition to an increase of approximately $260,000 in stock compensation expense.  Other selling, general and administrative expenses were approximately $4,084,000 and $2,046,000 for the three months ended June 30, 2012 and 2011, respectively, an increase of approximately $2,038,000, or 99.6%. This increase in other selling, general and administrative expenses was due to an increase in the cost of samples, coupon program fees, marketing research and marketing collateral expenses related to the launch of Omeclamox-Pak®,  stock compensation expense related to the stock options issued to ParaPRO,  professional fees (consulting, legal, tax preparation, recruitment, etc.) regulatory and license fees, insurance, leases, sales reporting expenses, freight, information technology and software implementation expenses, certain public company costs and investor relations expenses and increased overhead (such as travel, telephone, and vehicle expenses).

Royalty Expenses, net.  Royalty expenses, net were approximately $0 and $83,000, respectively, during the three months ended June 30, 2012 and 2001, respectively.

Research and Development Expense.   Research and development expenses were approximately $109,000 and $465,000 for the three months ended June 30, 2012 and 2011, respectively. The research and development expenses during the prior year period were primarily related to the launch of a new generic product.  We expect that our research and development expenses will increase as a result of the  product development agreement that we entered into in March 2012 with a private company for a prescription product for the pediatrics market. Under the terms of the agreement, Pernix obtained exclusive marketing rights to this late-stage development product in the United States, and Pernix will pay the costs related to the development of the product. Pernix expects to invest approximately $6 million over an estimated 36-month period for development and regulatory expenses related to this product candidate, and Pernix’s development partner will manage the development program. Pernix and its development partner expect to commence pivotal phase III studies in the next 12 months.

Loss from the Operations of the Joint Venture.  The loss from the operations of our joint venture was approximately $0 and $261,000 for the three months ended June 30, 2012 and 2011, respectively, which primarily relates to costs incurred by the joint venture to develop a first-in-class, non-codeine antitussive drug designed to address the serious need for a safer and more effective, non-opioid treatment for persistent cough. For further discussion, see Note 4, Investment in and Termination of Joint Venture, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Expenses

Depreciation and Amortization Expense .  Depreciation expenses were approximately $25,000 and $21,000 for the three months ended June 30, 2012 and 2011, respectively.

Amortization expense was approximately $771,000 and $573,000 for the three months ended June 30, 2012 and 2011.  The increase of approximately $198,000 is due to the amortization under certain of our acquisition agreements as described in see Note 5 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

Interest Expense, net. Interest income was approximately $23,000 and $7,000 for the three months ended June 30, 2012 and 2011, respectively.  Interest expense was approximately $51,000 and $69,000 for the three months ended June 30, 2012 and 2011, respectively.  The increase in interest expense is related to the outstanding balance under our line of credit and certain insurance financing arrangements.

  Comparison of the Six Months Ended June 30, 2012 and 2011

Net Revenues.   Net revenues were approximately $24,981,000 and $22,140,000 for the six months ended June 30, 2012 and 2011, respectively, an increase of approximately $2,842000, or 12.8%. The increase in net revenues during the six months ended June 30, 2012 was primarily due to an increase in gross product sales of approximately $3,373,000, or 10.0% and a decrease in Medicaid rebate expense of approximately $3,206,000 due to the loss of Medicaid coverage on certain products offset by a decrease in revenue from co-promotions and other revenue sharing arrangements of approximately $1,353,000 and an increase in deductions from revenue  (including allowances for returns, coupon redemptions and other price adjustments) of approximately $2,385,000, or 16.3%, resulting from the overall increase in gross sales and also due to price adjustments that are primarily applicable to sales of our generic products.  The increase in gross product sales was attributed to gross sales from the launch of Omeclamox-Pak® of approximately $2,168,000 in addition to increased sales of CEDAX and the launch of several new generic products after June 30, 2011.

Cost of Product Sales.  Cost of product sales was approximately $8,102,000 and $5,385,000 for the six months ended June 30, 2012 and 2011, respectively, an increase of approximately $2,717,000, or 50.5%.  The increase in cost of product sales is primarily the result of the overall increase in gross product sales and the launch of the Natroba product line in August of 2011.  The cost that the Company has paid for Natroba pursuant to the Supply and Distribution Agreement with ParaPRO is significantly higher than the direct manufacturing cost that we pay on the other products in our portfolio.  See Note 8 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a comparison of our gross margin. Collaboration expense included in cost of sales was approximately $1,916,000 and $554,000 an increase of approximately $1,362,000 for the six months ended June 30, 2012 and 2011, respectively.  The increase in the collaboration expense is primarily due to a profit sharing arrangements on several of our generic products.  Inventory write-offs due to expiring or discontinued product included in cost of product sales was approximately $93,000 and $819,000 for the six months ended June 30, 2012 and 2011, respectively, a decrease of approximately $726,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $14,445,000 and $10,013,000 for the six months ended June 30, 2012 and 2011, respectively, an increase of approximately $4,432,000, or 44.3%.  Overall compensation expense represented approximately $6,777,000, or 46.9%, and $5,769,000, or 57.6%, of total selling, general and administrative expenses for the six months ended June 30, 2012 and 2011, respectively.  As previously noted the increase in overall compensation expense is  due to the addition of certain key positions in December 2011 and 26 gastroenterology sales representatives in May 2012 to market Omeclamox-Pak® in addition to an increase of approximately $260,000 in stock compensation expense.  Other selling, general and administrative expenses were approximately $7,668,000 and $4,138,000 for the six months ended June 30, 2012 and 2011, respectively, an increase of approximately $3,530,000, or 85.3%.   This increase in other selling, general and administrative expenses was due to an increase in the cost of samples, coupon program fees, marketing research and marketing collateral expenses related to the launch of Omeclamox-Pak®,  stock compensation expense related to the stock options issued to ParaPRO in exchange for services,  professional fees (consulting, legal, tax preparation, recruitment, etc.) regulatory and license fees, insurance, leases, sales reporting expenses, freight, information technology and software implementation expenses, certain public company costs and investor relations expenses, and increased overhead (such as travel, telephone, and vehicle expenses).

                Royalty Expenses, net.  Royalty expenses, net were approximately $0 and $345,000 for the six months ended June 30, 2012 and 2011, respectively.  Royalty expenses were approximately $592,000 during the six months ended June 30, 2011, respectively, representing fees incurred under two agreements.  These royalty expenses for the six months ended June 30, 2011, were partially offset by royalty revenue of approximately $247,000 related to a specific control delivery technology.

Research and Development Expense.   Research and development expenses were approximately $179,000 and $571,000 for the six months ended June 30, 2012 and 2011, respectively, a decrease of approximately $392,000, or 68.7%. The research and development costs during the prior year  period are primarily related to the launch of a new generic product.

Loss from the Operations of the Joint Venture.  The loss from the operations of our joint venture was approximately $240,000 and $591,000 for the six months ended June 30, 2012 and 2011, respectively, which represents primarily research and development costs related to the development of a first-in-class, non-codeine antitussive drug designed to address the serious need for a safer and more effective, non-opioid treatment for persistent cough.  The joint venture was terminated in May 2012.  For further discussion, see Note 4, Investment in and Termination of Joint Venture, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Expenses

Depreciation and Amortization Expense.  Depreciation expenses were approximately $51,000 and $43,000 for the six months ended June 30, 2012 and 2011, respectively. The increase of approximately $8,000, or 18.6%, is due to technology and furniture purchases.

Amortization expense was approximately $1,383,000 and $1,045,000 for the six months ended June 30, 2012 and 2011, respectively.  The increase of approximately $339,000 is due to the amortization under certain of our commercial agreements that we entered into related to Omeclamox-Pak® and the license for the non-codeine anti-tussive cough suppressant.  For further discussion, see Note 5 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

Interest Expense, net.  Interest income was approximately $37,000 and $13,000 for the six months ended June 30, 2012 and 2011, respectively.  Interest expense was approximately $104,000 and $106,000 for the six months ended June 30, 2012 and 2011, respectively, related to our line of credit and insurance financing arrangements.

Liquidity and Capital Resources

Sources of Liquidity

Pernix’s net (loss) income was approximately ($932,000) and $1,502,000 for the three months ended June 30, 2012 and 2011 and $259,000 and $2,477,000 for the six months ended June 30, 2012 and 2011, respectively.

Pernix requires cash to meet its operating expenses and for capital expenditures, acquisitions, and in-licenses of rights to products. To date, Pernix has funded its operations primarily from product sales and co-promotion agreement revenues.  As described in Note 1 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q we received net proceeds of approximately $23.8 million from our controlled equity offering that commenced in February 2012 and concluded in April 2012.  We expect to continue to utilize the proceeds from these equity offerings, together with the proceeds from product sales and possibly available funds under our line of credit to fund future acquisitions and for general corporate purposes.  As of August 11, 2012, Pernix had approximately $45.8 million in cash and cash equivalents.

Cash Flows

The following table provides information regarding Pernix’s cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	(rounded)
	2012	2011
Cash provided by (used in)
Operating activities	$6,444,000	$8,515,000
Investing activities	(7,911,000)	─
Financing activities	17,425,000	(140,000)
Net increase in cash and cash equivalents	$15,958,000	$8,375,000

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 and 2011 was approximately $6,444,000 and $8,515,000, respectively.  Net cash provided by operating activities for the six months ended June 30, 2012 reflects Pernix’s net income of approximately $259,000, adjusted by non-cash expenses totaling approximately $3,275,000 partially offset by a non-cash deferred income tax benefit of approximately $133,000 and approximately $3,022,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities.   Non-cash expenses included amortization of approximately $1,383,000,  depreciation of approximately $51,000, stock compensation expense of approximately $1,224,000, stock option expense for options issued to ParaPRO of approximately $377,000 and expenses from our joint venture with SEEK of approximately $240,000. Net cash provided by operating activities for the six months ended June 30, 2011 primarily reflected Pernix’s net income of approximately $2,477,000, adjusted by non-cash expenses totaling approximately $2,193,000, and approximately $5,493,000 in net change in accounts receivable, inventories, accrued expenses and other operating assets and liabilities, partially offset by a non-cash deferred income tax benefit of approximately $1,648,000.  Non-cash items included amortization of approximately $1,045,000, depreciation of approximately $42,000, stock compensation expense of approximately $515,000, and expenses of our joint venture with SEEK of approximately $591,000.

Accounts receivable at June 30, 2012, decreased approximately $4,977,000 from December 31, 2011 primarily attributable to the seasonal decrease in sales when comparing December to June. Inventories increased approximately $407,000 from December 31, 2011 due to the stocking of our new gastro product, Omeclamox-Pak®, which was launched in June 2012.  Prepaid expenses and other assets decreased by approximately $18,000.

Accounts payable increased approximately $754,000 due to an increase in certain payables related to the launch of Omeclamox-Pak®.  Accrued expenses and allowances decreased approximately $892,000 primarily due to the payment of certain 2011 bonuses accrued at year-end and the timing of certain other payments.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 and 2011 was approximately $7,911,000 and $0, respectively.  The cash flow from investing activities for the six months ended June 30, 2012 consisted of $5,000,000 to acquire the license from SEEK for the non-codeine antitussive drug in development, $2,400,000 to acquire the license for Omeclamox®, the acquisition of another license for $250,000 and purchases of software, furniture and equipment of approximately $267,000 offset by proceeds from the sale of computer equipment of approximately $6,000.

   Net Cash Used in Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2012 was approximately $17,425,000 and ($140,000), respectively.  The cash flow from investing activities for the six months ended June 30, 2012 consisted of approximately (i) $23,751,000 in net proceeds from our controlled equity offering, (ii) $171,000 tax benefit on stock-based awards, (iii) $163,000 in net proceeds from the issuance of stock to employees offset by approximately $6,000,000 in payments on our line of credit and $660,000 in payments on contracts payable.

Net cash used in financing activities for the six months ended June 30, 2011 was approximately $140,000 which represents approximately (i) $1,000,000 in proceeds from our revolving line of credit, (ii) $500,000 in proceeds from a terminated letter of credit, (iii) $80,000 tax benefit on stock-based awards, and (iv) $60,000 in proceeds from the issuance of stock under our employee stock purchase and incentive stock plans, offset by approximately (i) $600,000 in installment payments on the repurchase of stock from a related party,  (ii) $1,000,000 for the last scheduled installment on the acquisition of Gaine and (iii) $180,000 in costs incurred from the equity offering completed on July 27, 2011.

  Funding Requirements

 As of August 11, 2012, Pernix has approximately $45.8 million in cash and a revolving credit line with approximately $5.0 million available for working capital and $5.0 million available for acquisitions.   We expect to renew our revolving credit line with Regions bank which currently matures on September 8, 2012. Pernix’s future capital requirements will depend on many factors, including:

●	the level of product sales of its currently marketed products and any additional products that Pernix may market in the future;

●	the extent to which Pernix acquires or invests in products, businesses and technologies;

●	the level of inventory purchase commitments under supply, manufacturing, license and/or co-promotion agreements;
●	the scope, progress, results and costs of development activities for Pernix’s current product candidates;

●	the costs, timing and outcome of regulatory review of Pernix’s product candidates;

●	the number of, and development requirements for, additional product candidates that Pernix pursues;

●	the costs of commercialization activities, including manufacturing, product marketing, sales and distribution;

●	the costs and timing of establishing manufacturing and supply arrangements for clinical and commercial supplies of Pernix’s product candidates and products;

●	the working capital funding required by the manufacturing plant that Pernix acquired on July 2, 2012;

●	the extent to which Pernix chooses to establish collaboration, co-promotion, distribution or other similar arrangements for its marketed products and product candidates; and

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to Pernix.

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

As of August 11, 2012,  Pernix believes that its existing cash, which includes approximately $23.8 million from the recently completed controlled equity offering, revenues from product sales and the available line of credit proceeds will be sufficient to continue to fund its existing level of operating expenses and general capital expenditure requirements through 2013.

Off-Balance Sheet Arrangements

Since its inception, Pernix has not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Pernix does not believe that inflation has had a significant impact on its revenues or results of operations since inception.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. Further, obligations under employment agreements contingent upon continued employment are not included in the table below. The following table summarizes our contractual obligations as of June 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases(1)	$897	$267	$456	$174	$—
Professional services agreements(2)	2,477	1,489	979	9	—
Purchase obligations(3)	3,826	3,378	449	—	—
License Agreements(4)	2,030	2,030	—	—	—
Other long-term debt obligations (5)	1,200	1,200	—	—	—

Total contractual obligations	$7,521	$5,903	$1,435	$183	$—

(1) (2)
Operating leases include minimum payments under leases for our facilities and certain equipment.

Professional services agreements include agreements with a specific term for consulting, information technology, telecom and software support, data and sales reporting tools and other services.

(3)
Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services.  The contractual obligations table set forth above does not reflect certain minimum sales requirements related to our co-promotion agreements.  Our failure to satisfy minimum sales requirements under our co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights. In addition to minimum sales requirements under our co-promotion agreements, the table above does not include commitments under open purchase orders for inventory that can be cancelled without penalty, which are approximately $1.3 million.

Based on our recently negotiated term sheet with ParaPRO, we no longer have minimum purchase commitments for NATROBA.  For further discussion, see Note 12, Subsequent Events, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

(4)
License agreements include payments due under certain product license arrangements for which payments are not contingent on sales or other sales achievements.  This amount includes the $2.0 million payment due within 45 days of the launch of Omeclamox-Pak®.  See Note 5, Intangible Assets,, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

Other than those disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item I of this Quarterly Report on Form 10-Q, there have been no other recent accounting pronouncements that have not yet been adopted by us that are expected to have a material impact on our condensed consolidated financial statements from the accounting pronouncements previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of June 30, 2012, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the design and operation of our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Legal Matters under Note 11 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.   Also, information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Pernix is subject to various claims and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material effect on Pernix’s financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 except as set forth below:

Our recent acquisition of Great Southern Laboratories may prove more difficult to integrate given our previous lack of experience in manufacturing.

In July 2012, we acquired the contract pharmaceutical manufacturing company, Great Southern Laboratories.  We previously had no experience in manufacturing pharmaceutical products or in managing such manufacturing capabilities.  As a result, we may be unsuccessful in integrating these operations or at least face additional difficulties that a more seasoned manufacturing company might not face.   The integration of these operations into our business may require additional management time and may cost more to integrate than acquisitions more aligned with our core competencies.  In addition, we may need to rely on certain key employees from Great Southern Laboratories to assist us in becoming more familiar with the operation of our manufacturing facility.  We cannot assure that any of such key employees will remain employed by us.

We may not be able to obtain the regulatory approvals or clearances that are necessary to manufacture pharmaceutical products.

Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured be in compliance with current Good Manufacturing Practices, or cGMP, requirements which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation and utilization of qualified raw materials. To be successful, our products must be manufactured for development and, following approval, in commercial quantities, in compliance with regulatory requirements and at acceptable costs. Also, our wholly-owned subsidiary, Great Southern Laboratories, as a contract manufacturer and as a potential manufacturer of our preclinical and clinical material and possibly our commercial material, will need to meet these cGMP requirements. While we believe we currently meet these requirements, we cannot assure that our manufacturing facilities will continue to meet cGMP requirements or will be sufficient to manufacture all of our needs and/or the needs of our customers for commercial materials.

We may also encounter problems with the following:

●	production yields;
●	possible facility contamination;
●	quality control and quality assurance programs;
●	shortages of qualified personnel;
●	compliance with FDA or other regulatory authorities’ regulations, including the demonstration of purity and potency;
●	changes in FDA or other regulatory authorities' requirements;
●	production costs; and/or
●	development of advanced manufacturing techniques and process controls.

In addition, we are required to register the manufacturing facilities with the FDA and other regulatory authorities and to subject them to inspections confirming compliance with cGMP or other regulations. If we fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to permit us to continue manufacturing approved products. As a result, our business, financial condition and results of operations may be materially harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Pernix Therapeutics Holdings, Inc. (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

3.2	Bylaws of Pernix Therapeutics Holdings, Inc. (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language)
(i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011;
(iii) Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2012 and December 31, 2011
(iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011
(v) Notes to Condensed Consolidated Financial Statements
________________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: August 14, 2012	By:	/s/ COOPER C. COLLINS
Cooper Collins
Chief Executive Officer and President

Date: August 14, 2012	By:	/s/ DAVID P. BECKER
David P. Becker