Form 10-Q
period 2012-09-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2012-11-14
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2012

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

On November 12, 2012, there were 29,113,443 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

 PERNIX THERAPEUTICS HOLDINGS, INC.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2012

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

PART I.   FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,037,057	$34,551,180
Accounts receivable, net	20,786,923	20,601,360
Inventory, net	6,981,146	6,261,162
Prepaid expenses and other current assets	2,319,860	2,144,203
Prepaid income taxes	1,713,675	─
Deferred income taxes	5,168,000	4,552,000
Total current assets	74,006,661	68,109,905
Property and equipment, net	6,961,435	911,948
Other assets:
Investments	6,355,262	4,451,831
Intangible assets, net	24,602,367	8,876,504
Other long-term assets	193,783	213,783
Total assets	$112,119,508	$82,563,971
LIABILITIES
Current liabilities:
Accounts payable	$5,915,601	$2,987,913
Accrued personnel expenses	1,691,677	2,044,121
Accrued allowances	14,887,900	17,006,409
Income taxes payable	─	585,931
Other accrued expenses	3,107,302	1,565,918
Contracts payable	1,750,000	1,290,000
Debt – short term	248,946	─
Line of credit	─	6,000,000
Total current liabilities	27,601,426	31,480,292
Long-term liabilities
Contracts payable	─	600,000
Debt – long term	1,439,845	─
Deferred income taxes	4,465,000	860,000
Total liabilities	33,506,271	32,940,292

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 31,143,639 and 27,820,004 issued, and 29,070,829 and 25,749,137 outstanding at September 30, 2012 and December 31, 2011, respectively	290,708	257,491
Treasury stock, at cost (2,072,810 and 2,070,867 shares held at September 30, 2012 and December 31, 2011, respectively)	(3,772,410)	(3,751,890)
Additional paid-in capital	56,886,190	30,185,292
Retained earnings	21,832,507	21,843,418
Accumulated other comprehensive income	3,376,242	1,089,368
Total equity	78,613,237	49,623,679
Total liabilities and stockholders’ equity	$112,119,508	$82,563,971

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$18,134,158	$17,064,196	$43,115,517	$39,203,944
Costs and expenses:
Cost of product sales	7,759,761	7,684,233	15,861,461	13,069,161
Selling, general and administrative expenses	9,837,217	5,542,274	24,302,513	15,555,478
Research and development expense	332,971	147,138	511,694	717,802
Loss from the operations of the joint venture with SEEK	─	100,614	240,195	691,865
Royalties expense, net	─	32,461	─	377,273
Depreciation and amortization expense	885,982	603,528	2,320,589	1,690,827
Total costs and expenses	18,815,931	14,110,248	43,236,452	32,102,406

Income (loss) from operations	(681,773)	2,953,948	(120,935)	7,101,538

Other income (expense):
Interest income (expense), net	7,431	(37,300)	(59,976)	(129,964)

Income (loss) before income taxes	(674,342)	2,916,648	(180,911)	6,971,574

Income tax provision (benefit)	(404,000)	922,000	(170,000)	2,500,000
Net income (loss)	$(270,342)	$1,994,648	$(10,911)	$4,471,574

Unrealized gain on securities, net of income tax	808,374	─	2,286,874	─

Comprehensive income	$538,032	$1,994,648	$2,275,963	$4,471,574

Net income (loss) per share, basic	$(0.01)	$0.08	$0.00	$0.19
Net income (loss) per share, diluted	$(0.01)	$0.08	$0.00	$0.19
Weighted-average common shares, basic	29,069,119	24,841,554	27,765,275	23,401,910
Weighted-average common shares, diluted	29,069,119	25,147,191	27,765,275	23,737,231

  See accompanying notes to condensed consolidated financial statements.

  PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive income	Total
Balance at December 31, 2011	$257,491	$30,185,292	$(3,751,890)	$21,843,418	$1,089,368	$49,623,679

Stock-based compensation	2,881	1,898,687	─	─	─	1,901,568
Issuance of stock options for services from non-employees	─	540,252	─	─	─	540,252
Issuance of common stock, net of stock withheld for income tax liability	669	392,594	(20,520)	─	─	372,743
Income tax benefit on stock based awards	─	148,000	─	─	─	148,000
Issuance of common stock upon additional public offering, net of issuance costs of $846,202	29,667	23,721,365	─	─	─	23,751,032
Net loss	─	─	─	(10,911)	─	(10,911)
Unrealized gain on securities, net	─	─	─	─	2,286,874	2,286,874
Balance at September 30, 2012	$290,708	$56,886,190	$(3,772,410)	$21,832,507	$3,376,242	$78,613,237

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(10,911)	$4,471,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	162,814	67,898
Amortization	2,157,775	1,622,929
Deferred income tax benefit	(517,388)	(2,414,000)
Loss on disposal of assets	19,845	─
Stock compensation expense	1,901,568	872,269
Expense from stock options issued in exchange for services	540,252	137,066
Loss from the operations of the joint venture with SEEK	240,195	691,865
Changes in operating assets and liabilities: (net of effects of acquisition of GSL)
Accounts receivable	855,760	(8,894,041)
Inventory	190,352	(3,372,902)
Prepaid expenses and other assets	(147,639)	167,863
Accounts payable	83,337	2,519,564
Income taxes	(2,299,606)	(870,851)
Accrued expenses	(2,502,663)	6,264,128
Net cash from operating activities	673,691	1,263,362
Cash flows from investing activities:
Investment in joint venture with SEEK	─	(1,000,000)
Acquisition of gastroenterology product license	(2,400,000)	─
Acquisition of Great Southern Laboratories (“GSL”)	(4,666,964)	─
Acquisition of license for non-codeine antitussive drug in development	(5,000,000)	─
Other intangibles	(850,000)	─
Proceeds from sale of equipment	7,550	─
Purchase of software and equipment	(279,673)	(133,281)
Net cash from investing activities	(13,189,087)	(1,133,281)
Cash flows from financing activities:
Proceeds from line of credit	─	1,000,000
Payments on line of credit	(6,000,000)	─
Payment on contracts payable	(2,990,000)	(1,930,000)
Proceeds from issuance of stock in additional offering, net of issuance costs of $846,202 and $255,254 for the nine months ended 2012 and 2011, respectively	23,751,032	19,259,746
Transfer to/from restricted cash	─	500,000
Payments on GSL mortgages and capital leases	(80,732)	─
Payment received on notes receivable	─	113,333
Tax benefit on stock-based awards	148,000	123,000
Proceeds from issuance of stock	172,973	106,905
Net cash from financing activities	15,001,273	19,172,984

Net increase in cash and cash equivalents	2,485,877	19,303,065
Cash and cash equivalents, beginning of period	34,551,180	8,260,059
Cash and cash equivalents, end of period	$37,037,057	$27,563,124

Supplemental disclosure:
Cash paid for income taxes	$2,446,643	$5,646,690
Interest paid during the period	$116,105	$150,771
Non-cash transaction
Acquisition of Omeclamox® license - contract payable	$2,000,000	$120,000
Acquisition of product license - contract payable	$850,000	$ ─
Assumption of mortgage in acquisition of GSL	$1,641,668	$ ─
Assumption of capital leases in acquisition of GSL	$106,869	$ ─
Accrued 2011 bonus paid in unrestricted common stock	$199,770	$ ─
Non-cash intangible value of deferred tax liability related to intellectual property license acquired	$2,687,368	$ ─

See accompanying notes to condensed consolidated financial statements.

 PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

Note 1.	Company Overview

Pernix Therapeutics Holdings, Inc. (“Pernix”) is a specialty pharmaceutical company focused on the sales, marketing, manufacturing  and development of branded, generic and OTC pharmaceutical products for pediatric and adult indications in a variety of therapeutic areas. The Company expects to continue to execute its growth strategy which involves the horizontal integration of our branded prescription, generic and OTC businesses. The Company manages a portfolio of branded and generic prescription products and a non-codeine antitussive drug in development.  The Company’s branded products for the pediatrics market include CEDAX®, an antibiotic for middle ear infections, NATROBA™, a topical treatment for head lice marketed under an exclusive co-promotion agreement with ParaPRO, LLC, REZYST IM™, a proprietary probiotic blend to promote dietary management and a family of prescription treatments for cough and cold (BROVEX®, ALDEX® and PEDIATEX®). The Company expanded into the gastroenterology market with the June 2012 launch of Omeclamox-Pak®, a triple combination medication taken orally to treat Helicobacter pylori (H. pylori) infection and eradicate duodenal ulcer disease in adults.  The Company promotes its branded products through an established U.S. sales force. Pernix also markets generic products through its wholly-owned subsidiary, Macoven Pharmaceuticals. Founded in 1996, the Company’s headquarters is in The Woodlands, TX and the Company’s recently acquired manufacturing facility is in Houston, TX.

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

Interim Financial Statements

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements.  Operating results for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results for future periods or the full year.

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

Equity Method of Accounting

For the periods presented, the Company’s investment in our former joint venture with SEEK is accounted for at cost and adjusted for the Company’s prior share (46%) of the joint venture’s undistributed earning or losses.  On May 14, 2012, the Company acquired the exclusive right from SEEK to commercialize and market products utilizing certain antitussive intellectual property in the areas of cough, cold, sinus and allergy in the United States and Canada in connection with the termination of the joint venture.  See Note 4, Investments and Note 6, Intangible Assets, for additional information.

Revenue Recognition

The Company’s consolidated net revenues represent the Company’s net product sales and collaboration revenues.  The following table sets forth the categories of the Company’s net revenues (in thousands) for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2012	2011	2012	2011
Gross product sales	$20,370	$23,034	$57,620	$56,910
Sales allowances	(5,510)	(6,785)	(19,313)	(21,408)
Net product sales	14,860	16,249	38,307	35,502
Manufacturing revenue	2,094	─	2,094	─
Co-promotion and royalty revenues	1,180	815	2,715	3,702
Net revenues	$18,134	$17,064	$43,116	$39,204

The Company records all of its revenue from product sales, manufacturing sales and co-promotion agreements when realized or realizable and earned.  Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed and are billable; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.   The Company records revenue from product sales when the customer takes ownership and assumes risk of loss (free-on-board destination). Manufacturing revenue is recognized when the finished product is shipped to the customer. Co-promotion revenue is recognized in the period in which the product subject to the arrangement is sold.  At the time of a product sale, estimates for a variety of sales deductions, such as returns on product sales, government program rebates, price adjustments and prompt pay discounts are recorded.

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

The Company’s customers consist of drug wholesalers, retail drug stores, mass merchandiser and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores and other third parties.  The following tables list the Company’s customers that individually comprised greater than 10% of total gross product sales for the three and nine months ended September 30, 2012 and 2011, or 10% of total trade accounts receivable as of September 30, 2012 and December 31, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cardinal Health, Inc.	41%	49%	36%	43%
McKesson Corporation	29%	13%	29%	19%
AmerisourceBergen Drug Corporation	7%	7%	11%	11%
Walgreens Corporation	11%	5%	7%	6%
Morris & Dickson Co., LLC	2%	19%	6%	13%
Total	90%	93%	89%	92%

	Accounts Receivable
	September 30,	December 31,
	2012	2011
Cardinal Health, Inc.	37%	30%
McKesson Corporation	28%	32%
Walgreens Corporation	15%	8%
Total	80%	70%

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

   Product Returns

Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the majority of its products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. The Company’s products have a 24 to 36-month expiration period from the date of manufacture. The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the remaining shelf life of the product, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. The Company estimated returns at 5% to 14% of sales of branded products during the third quarter of 2012.  The Company is accruing 14% on launch sales of Omeclamox-Pak®. The Company estimated returns at 7% on sales of generic products during the second and third quarter of 2012. The returns estimate on generic products was increased approximately 2% effective April 1, 2012 from prior periods due to the potential impact of changes in Medicaid coverage on certain products.  Return estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage of our products.  In addition to the accrual on sales during the nine months ended September 30, 2012, the Company recorded an additional returns allowance of $620,000 ($120,000 in the third quarter and $500,000 in the second quarter) as a result of the loss of Medicaid coverage on certain generic products. The returns reserve may be adjusted as we accumulate sales history and returns experience on this portfolio of products. The Company reviews and adjusts these reserves quarterly.

  Government Program Rebates

 The liability for Medicaid, Medicare and other government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future Medicaid utilization for each product.

  Price Adjustments

 The Company’s estimates of price adjustments, which include customer rebates, service fees, chargebacks, shelf stock adjustments, and other fees and discounts, are based on our estimated mix of sales to various third-party payors who are entitled, either contractually or statutorily, to discounts from the listed prices of our products and contracted service fees with our wholesalers.  In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments and/or incur chargebacks that differ from its original estimates and such difference may be significant.

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

See Note 9, Other Revenue Sharing Arrangements, for further discussion of co-promotion and other revenue sharing arrangements.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(270,342)	$1,994,648	$(10,911)	$4,471,574
Denominator:
Weighted-average common shares, basic	29,069,119	24,841,554	27,765,275	23,401,910
Dilutive effect of stock options	─	305,637	─	335,321

Weighted-average common shares, diluted	29,069,119	25,147,191	27,765,275	23,737,231

Net income (loss) per share, basic and diluted	$(0.01)	$0.08	$0.00	$0.19

Outstanding options at September 30, 2012 and 2011of 2,004,666 and 1,382,845, respectively, were not included above as they were considered anti-dilutive as of September 30, 2012 and 2011.  See Note 10, Employee Equity Compensation and Benefits, for information regarding the Company’s outstanding options.

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

The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment , to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The standards update will be effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. In particular, the two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conducting a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset's fair value exceeding the carrying amount, if (1) the entity determines that such an impairment is more likely than not to exist, or (2) the entity foregoes the qualitative assessment entirely. The standards update finalizes the proposal in Proposed Accounting Standards Update (ASU) No. 2012-100: Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment , and brings the accounting treatment for determining impairment charges on other intangible assets into conformity with the treatment of goodwill, as established by Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment . The Company does not expect the adoption of this guidance to have a material impact, if any, on its financial statements.

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

Note 3.	Accounts Receivable

Accounts receivable consist of the following:

	September 30,	December 31,
	2012	2011

Trade accounts receivable	$18,894,144	$18,844,320
Less allowance for prompt pay discounts	(369,830)	(393,174)
Total trade receivables	18,524,314	18,451,146
Receivables from third parties – collaboration and royalty arrangements	1,482,985	2,146,214
Other miscellaneous receivables (including $750,000 receivable from former GSL owners related to acquisition)	779,624	4,000
Total accounts receivable	$20,786,923	$20,601,360

As of September 30, 2012 and December 31, 2011, no receivables were outstanding for longer than the agreed upon payment terms.  The net amount of accounts receivable was considered collectible and no allowance for doubtful accounts was recorded in either period.

Note 4.	Inventories

Inventories consisted of the following items as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011

Raw materials	$1,013,149	$412,867
Packaging materials	920,051	─
Work-in-process	61,407	─
Samples	1,534,723	627,474
Finished goods	5,634,250	5,848,295
	9,163,580	6,888,636
Allowance for samples inventory	(1,534,723)	(627,474)
Reserve for obsolescence	(647,711)	─
Inventory, net	$6,981,146	$6,261,162

Note 5.	Investments

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

	As of September 30, 2012
TherapeuticsMD Common Stock	Cost	Appreciation	Discount	Fair Value
2,631,579 shares	$1,000,000	$8,078,947	$(2,723,685)	$6,355,262

Investment in and Termination of Joint Venture

On December 17, 2010, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with SEEK to form a joint venture structured as a private company limited by shares incorporated in the United Kingdom (the “JV”).  The purpose of the JV was to develop and obtain regulatory approval in both Europe and the United States for products utilizing the JV’s intellectual property.  Pernix contributed approximately $1.5 million to the JV, in consideration for 50% of the voting interest and approximately 46% of the total economic interest in the JV.  On September 26, 2011, the Company funded an additional $1.0 million in cash to the JV for continuing operations.

 Below is the condensed balance sheet of the JV at the time of Pernix’s exit from the JV (as described below):

Condensed Balance Sheet as of:	May 14,	December 31,
(unaudited) (in thousands)	2012	2011
Cash and other current assets	$947	$1,512
Intellectual property and other rights (including capitalized development costs)	1,719	1,719
Total assets	$2,666	$3,231

Equity	$2,666	$3,231

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Loss from operations of the joint venture with SEEK	$-	$100,614	$240,195	$691,865

Development costs of the JV for products utilizing the JV intellectual property were approximately $522,000 for the period ended May 14, 2012. The Company recorded approximately 46% of these development costs, or $240,000 for the nine months ended September 30, 2012, in loss from operations of our JV.

See Note 7, Intangible Assets, for further discussion.

Note 6.	Business Combination

Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition.  The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recorded as goodwill.  Recognized goodwill pertains to the value of the expected synergies to be derived from combining the operations of the businesses we acquire including the value of the acquired workforce.

On July 2, 2012, the Company acquired the business assets of Great Southern Laboratories (“GSL”), a pharmaceutical contract manufacturing company located in Houston, Texas.  The Company closed on the related real estate on August 30, 2012.  Upon the final closing, the Company paid an aggregate of approximately $4.9 million (including $300,000 deposited to an escrow that is deemed receivable as of September 30, 2012), and assumed certain liabilities totaling approximately $5.8 million, for substantially all of GSL’s assets including the land and buildings in which GSL operates.  GSL has an established manufacturing facility with an existing base of customers in the pharmaceutical industry, which is expected to provide the Company with additional income and potential cost savings.  The Company acquired the GSL assets through a wholly-owned subsidiary, Pernix Manufacturing, LLC, and continues to operate the business under the name Great Southern Laboratories.  The results of operations of GSL for the three months ended September 30, 2012 have been included in the Company’s condensed consolidated financial statements as of and since the acquisition date. Pro forma results of operations have not been presented for this acquisition because the effects of this business combination were not material to the Company’s consolidated results of operations.

The purchase price allocation is preliminary and is based on initial estimates of fair values at the date of the acquisition. The Company is currently evaluating the preliminary purchase price allocation, which will be adjusted as additional information relative to the fair value of assets and liabilities becomes available. This allocation may change in subsequent financial statements pending the final estimates of fair value.

The preliminary purchase price allocation as of September 30, 2012 is as follows:

Consideration
Cash	$4,666,694

Acquisition-related costs (included in SG&A expenses)	86,668

Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable and prepaid assets	619,341
Inventory	872,056
Buildings and equipment	5,960,000
Intangibles – customer relationships	1,848,000
Goodwill	651,000
Deferred tax asset	486,000
Accounts payable	(2,864,351)
Accrued liabilities, net of receivable from sellers of approximately $450,000	(1,175,559)
Mortgage payable	(1,622,654)
Capital lease obligations	(106,869)

Note 7.	Intangible Assets

Acquisition of License. As described in Note 5 above, on May 14, 2012, the Company acquired the exclusive rights from SEEK, its former joint venture partner, to commercialize and market products utilizing the joint venture’s intellectual property (IP) in the areas of cough, cold, sinus and allergy in the United States and Canada for $5 million.  The investment in the JV at termination was approximately $1,445,000 and there was approximately $2,687,000 arising from a deferred tax liability.  The value of the license recorded was approximately $9,133,000 and is included in the product licenses in the table below.  Under the terms of the agreement, Pernix will pay royalties to SEEK on sales of products utilizing the joint venture IP in the United States and Canada.  Pernix will also receive royalties from SEEK product sales outside of the United States and Canada.  As a result, the Company no longer shares in the development costs outside the United States and Canada.

License of Gastroenterology Product.   In January 2012, the Company entered into a license and supply agreement with a private company for a new FDA-approved prescription product to treat gastroenterology disease. Under the terms of the agreement, the Company obtained exclusive U.S. marketing rights to Omeclamox-Pak®, a triple combination medication taken orally to treat Helicobactes pylori (H. pylori) infection and eradicate duodenal ulcer disease in adults. The Company paid an up-front license fee of $2.0 million and paid an additional fee of $2.0 million forty-five days from the commercial launch of the product which occurred in late June 2012. In addition to these license fees, the agreement calls for the Company to pay royalties and milestone payments based on sales of the product.  Pernix has 52 sales representatives promoting Omeclamox-Pak®, 26 of whom are dedicated exclusively to gastroenterology and 26 that cover both gastroenterology and pediatrics.

Acquisition of New Product.  In August 2012, the Company completed the purchase of a pediatric prescription product, including certain intellectual property rights, for a total purchase price of $1.35 million plus the assumption of certain liabilities. The Company paid $500,000 at the closing plus $250,000 paid on October 1, 2012, $600,000 to be paid on February 1, 2013, and the assumption of certain liabilities.

Intangible assets consist of the following:

		September 30,	December 31,
	Life	2012	2011
Patents	12 - 15 years	$1,442,000	$1,442,000
Brand – CEDAX	8 years	3,887,000	3,887,000
Product licenses	1 – 13 years	15,105,051	120,000
Customer Relationships – GSL	8 years	1,848,000	─
Non-compete and supplier contract – Macoven	2 - 7 years	5,194,571	5,194,571
Trademark rights	Indefinite	638,563	238,758
Goodwill	Indefinite	2,057,591	1,406,591
		30,172,581	12,288,920

Accumulated amortization		(5,570,214)	(3,412,416)
		$24,602,367	$8,876,504

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

Amount
2012 (October – December 2012)	$595,000
2013	2,380,000
2014	2,380,000
2015	2,380,000
2016	2,380,000
Thereafter	12,224,000
$22,339,000

Amortization expense is approximately $775,000 and $2,158,000 for the three and nine months ended September 30, 2012, respectively, and $578,000 and $1,623,000 for the three and nine months ended September 30, 2011, respectively.

Note 8.	Accrued Allowances

Accrued allowances consist of the following:

	September 30,	December 31,
	2012	2011
Accrued returns allowance	$4,643,200	$5,712,500
Accrued price adjustments	5,519,200	5,450,619
Accrued government program rebates	4,725,500	5,843,290
Total	$14,887,900	$17,006,409

Note 9.	Lines of Credit

On September 8, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with Regions Bank (“Regions”).  The Loan Agreement provides for a $5 million secured revolving line of credit (the “RLOC”) and a $5 million secured guidance line of credit (the “GLOC” and together with the RLOC, the “Loans”). The RLOC may be used to fund working capital needs and the GLOC may be used for acquisitions approved by Regions. The Loans were schedule to mature on September 8, 2012 but were extended under the same terms until December 31, 2012.  The loans bear interest at LIBOR plus 2.5%.

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

On September 30, 2012, the Company had no outstanding amounts under the GLOC or the RLOC.

Note 10.	Other Revenue Sharing Arrangements

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

Restructure of Natroba Agreement

 In July 2012, the Company and ParaPRO replaced their then-existing co-promotion and supply agreements relating to Natroba™ with a new agreement to restructure the terms for marketing and distributing Natroba. Under the terms of the new agreement, the Company will no longer have the minimum purchase order commitments related to the marketing and promotion of Natroba that were required under the previous agreements.  If the Company fails to meet certain dispensed volumes, the Company or ParaPRO would have the option to either modify or terminate the new agreement.  The previous options granted to ParaPRO under its services agreement with the Company were not impacted by this new agreement. The Company and ParaPRO will continue to work together to co-promote and market Natroba, which may include an authorized generic equivalent, and the Company will continue to distribute Natroba.  The Company will be paid a co-promotion fee per unit prescribed which will be recorded as co-promotion revenue.  This replaces the unit purchase price rebate per unit that was previously recorded as a rebate to cost of goods sold. The cost that the Company pays for NATROBA is significantly higher than the direct manufacturing cost that the Company pays on the other products in our portfolio which impacts our gross profit margin.  NATROBA was launched in August 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pernix Consolidated Gross Margin - including Natroba	59%	57%	65%	68%
Pernix Consolidated Gross Margin - excluding Natroba	74%	79%	73%	78%

1 Excludes approximately $492,000 and $1,311,000 in write offs of obsolete, expired and/or donated product inventory for the three and nine months ended September 30, 2011, respectively.
2 Excludes approximately $293,000 and $390,000 in write offs of obsolete, expired and/or donated product inventory for the three and nine months ended September 30, 2012, respectively.

Note 11.	Employee Equity Compensation and Benefits

Stock Options

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”) was approved concurrent with its merger with Golf Trust of America, Inc. on March 9, 2010.  The maximum number of shares that can be offered under this plan is 5,000,000.  Incentives may be granted under the 2009 Plan to eligible participants in the form of (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock, (d) restricted stock units, (e) stock appreciation rights and (f) other stock-based awards.

As of September 30, 2012, approximately 208,333 options remain outstanding that were issued to current officers and directors under former incentive plans of GTA.  The remaining average contractual life of these options is approximately five months.

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

The following table shows the weighted average of the assumptions used to value stock options on the date of grant, as follows:

Nine Months
Ended
September 30, 2012
Weighted average expected stock price volatility	64.7%
Estimated dividend yield	0.0%
Risk-free interest rate	1.1%
Expected life of option (in years)	6.0
Weighted average fair value per share	$5.33

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

The following table shows the option activity, described above, during the nine months ended September 30, 2012:

		Average
		Exercise
Option Shares	Shares	Price
Outstanding at December 31, 2011 (1)	1,848,491	$4.55
Granted	215,000	9.07
Exercised	(28,492)	2.39
Cancelled	(30,333)	4.49
Expired	─
Outstanding at September 30, 2012	2,004,666	$5.07
Vested and exercisable, end of period	783,666	$4.17

(1) Includes 460,000 options granted to ParaPRO, LLC on August 3, 2011, that vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of Natroba.  For additional information, see Note 10, Other Revenue Sharing Arrangements.

The following table shows the details by range of exercise price for the total options outstanding at September 30, 2012:

		Options Outstanding		Options Exercisable
Range of Exercise Price ($)		Shares	Remaining Contractual Life (years)	Shares	Weighted Average Exercise Price
1.94 - 2.20		25,833	.4	25,833	$2.00
3.31 – 4.20	(1)	1,346,500	7.0	664,170	3.83
6.10		187,333	8.8	60,331	6.10
7.90 – 9.02		345,000	9.2	13,333	7.90
10.13 – 10.35		100,000	9.0	19,999	10.14
		2,004,666	7.6	783,666	$4.17

(1)  Includes 460,000 options granted to ParaPRO, LLC on August 3, 2011, that vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of Natroba.  For additional information, see Note 10, Other Revenue Sharing Arrangements.

As of September 30, 2012, the aggregate intrinsic value of 783,666 options outstanding and exercisable was approximately $2,628,000.

As of September 30, 2012, there was approximately $2,364,000 of total unrecognized compensation cost related to unvested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 1.9 years and approximately $1,988,000 of total unrecognized compensation cost related to unvested stock options issued to ParaPRO which is expected to be recognized ratably over a weighted-average period of 4.3 years.

Restricted Stock

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

Also on March 23, 2012, in connection with the amendment to Mr. McMahon’s agreement,  the Company granted Michael Venters, Macoven’s Executive Vice President of Corporate Development, 85,000 shares of restricted stock, valued at approximately $727,000, pursuant to the Company’s 2009 Amended and Restated Stock Incentive Plan with the same volume limitations as Mr. McMahon.  Both grants vest in equal installments on each of the first three anniversaries of the date of grant.

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

The following table shows the restricted stock, described above, during the nine months ended September 30, 2012:

		Weighted Average
		Grant Date
Restricted Stock Shares	Shares	Fair Value
Nonvested at December 31, 2011	120,002	$6.56
Granted	290,000	8.61
Vested	(61,669)	6.15
Forfeited	─
Nonvested at September 30, 2012	348,333	$8.34

During the nine months ended September 30, 2012, 290,000 restricted common shares were issued as described above.  Approximately $2,318,000 of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

Effective July 22, 2010, the Company adopted the 2010 Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral.  Semi-annually (on May 1st and November 1st  ), participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or end of such six-month period.  The Employee  Stock Purchase Plan expires on July 22, 2020.  A total of 1,000,000 shares are available for purchase under this plan.  Compensation expense related to the Employee Stock Purchase Plan and included in the table below for the three and nine months ended September 30, 2012 was approximately $16,000 and $56,000, respectively.

Stock-Based Compensation Expense

The following table shows the approximate amount of total stock-based compensation expense recognized for employees and non-employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employees	$546,000	$238,000	$1,412,000	$577,000
Non-employees/Directors	132,000	119,000	489,000	295,000

Total	$678,000	$357,000	$1,901,000	$872,000

Note 12.	Income Taxes

The income tax provision consisted of the income tax expense (benefit) for the three and nine months ended September 30, 2012 and 2011, as presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current:
Federal	$403,000	$1,543,000	$721,000	$4,313,000
State	(394,000)	145,000	(345,000)	601,000
	9,000	1,688,000	376,000	4,914,000
Deferred:
Federal	(463,000)	(689,000)	(544,000)	(2,091,000)
State	50,000	(77,000)	(2,000)	(323,000)
	(413,000)	(766,000)	(546,000)	(2,414,000)

	$(404,000)	$922,000	$(170,000)	$2,500,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The sources of the temporary differences and their effect on deferred taxes are as follows:

	September 30,	December 31,
Deferred Tax Assets:	2012	2011
Accounts receivable	$136,000	$149,000
Inventory	239,000	─
Fixed assets	88,000	66,000
Accrued expenses and allowances	3,395,000	3,831,000
Stock awards	1,299,000	515,000
Investment in joint venture with SEEK	─	312,000
NOL and capital loss carryforwards	1,376,000	493,000

Gross deferred tax assets	$6,533,000	$5,366,000

Deferred Tax Liabilities:
Investments	$(1,979,000)	$(674,000)
Other	(132,000)	(99,000)
Intangibles	(3,719,000)	(901,000)

Gross deferred tax liability	$(5,830,000)	$(1,674,000)

Net deferred tax asset	$703,000	$3,692,000

Included in consolidated balance sheet:
Deferred income tax assets/deferred income tax liabilities – current	5,168,000	4,552,000
Deferred income tax assets/deferred income tax liabilities - long term	(4,465,000)	(860,000)

Net deferred tax asset	$703,000	$3,692,000

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

Note. 13	Commitments and Contingencies

Legal Matters

United States District Court for the Eastern District of Texas, Civil Action No. 6:12-cv-00027-LED.   On January 19, 2012, plaintiffs, Merck & Cie, South Alabama Medical Science Foundation, and Pamlab, L.L.C., filed suit seeking unspecified damages and injunctive relief against our wholly-owned subsidiary, Macoven Pharmaceuticals, for infringement of U.S. Patent Nos. 5,997,915, 6,254,904, 6,673,381, 7,172,778, 7,674,490, and 6,011,040 based on Macoven’s commercialization of the following products:  Vitacirc-B; ALZ-NAC; L-methylfolate PNV; L-methylfolate calcium 7.5 mg; and L-methylfolate calcium 15 mg. Macoven filed responsive pleadings denying liability for infringement and filing counterclaims for non-infringement and patent invalidity.  On September 19, 2012, pursuant to Defendants’ unopposed motion to stay the action, the Court stayed the lawsuit pending final determination in ITC Investigation No. 337-TA-2912 (see description of ITC case below).

ITC Investigation No. 337-TA-2912, In the Matter of Reduced Folate Nutraceutical Products and L-methylfolate Raw Ingredients Used Therein.  On September 10, 2012, plaintiffs, Merck & Cie, South Alabama Medical Science Foundation, and Pamlab L.L.C. (collectively “Plaintiffs”) filed a Complaint in the U.S. International Trade Commission (ITC) under Section 337 of the Tariff Act of 1930, as Investigation No. 337-TA-2912.  The Complaint names Macoven Pharmaceuticals, L.L.C., Gnosis S.p.A., Gnosis Bioresearch S.A., and Gnosis U.S.A. Inc. as respondents (collectively “Respondents”), and asserts that the Respondent Macoven infringes U.S. Patent Nos. 5,997,915, 6,673,381, 7,172,778, and 6,011,040 based on Macoven’s commercialization of the following products:  Vitaciric-B; ALZ-NAC; L-methylfolate calcium.  The ITC initiated the investigation on October 10, 2012.  Macoven’s responsive pleadings are to be filed with the ITC on October 30, 2012.  Macoven intends to deny liability for infringement and assert patent invalidity as a defense.

Pernix is subject to various other claims and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material effect on Pernix’s financial position or results of operations.

Purchase Commitments

 Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services.  Our failure to satisfy minimum sales requirements under our co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights. In addition to minimum sales requirements under our co-promotion agreements, the Company has commitments under open purchase orders for inventory that can be cancelled without penalty, which are approximately $2.8 million.

  Stock Options Issued in Exchange for Services

Pursuant to an agreement for support services entered into between the Company and ParaPRO on August 27, 2010 which commenced upon the launch of NATROBA on August 3, 2011, 460,000 stock options were granted to ParaPRO. The options have an exercise price of $3.65 which is the closing price of the Company’s stock as of the date of the support services agreement. The options are exercisable in seven installments in the following amounts: (i) 30,000 on August 1, 2012; (ii) 40,000 on August 1, 2013; (iii) 50,000 on August 1, 2014; (iv) 60,000 on August 1, 2015; (v) 70,000 on August 1, 2016; (vi) 90,000 on August 1, 2017; and (vii) 120,000 on August 1, 2018. The options are exercisable for a period of five years and are valued at approximately $2,841,000. These options were granted in a private offering under Rule 4(2) of the Securities Act of 1933. As of September 30, 2012, there was approximately $1,988,000 of total unrecognized stock compensation cost related to unvested stock options issued to ParaPRO which is expected to be recognized ratably over a weighted-average period of 4.3 years.

Lease Commitments

The Company leases its office facilities in The Woodlands, Texas under a lease with an unrelated third party.  The term of the current lease expires on May 8, 2015.  Pursuant to this lease, the Company pays rent of approximately $15,000 per month with stated annual escalators and shares in 2.49% of the excess operating expenses of the building.

The Company leases its office and warehouse facility in Magnolia, Texas under a triple net lease with an entity owned by several of the Company’s employees and directors including our Chief Executive Officer.  The term of this lease is month to month and may be terminated by either party without penalty.  Pursuant to this lease, the Company pays rent of approximately $5,100 per month, with an annual CPI escalator.

The Company leases its office facilities in South Carolina under a lease with an unrelated third party.  The term of the current lease expires April 1, 2013.  Pursuant to this lease, the Company pays rent of approximately $2,300 per month with annual escalators of 10%.

Capital leases on certain pharmaceutical manufacturing equipment assumed in the acquisition of GSL have terms to November 2013.  There were multiple assets under various individual capital leases as of September 30, 2012.  The Company leases certain equipment under operating leases pursuant to which future expected payments are approximately $14,000 in 2012, $25,000 in 2013, $34,000 in 2014 and $4,000 thereafter.

Mortgage

Certain real estate acquired in the acquisition of GSL is encumbered by a mortgage that the Company assumed.  The monthly fixed payment under this mortgage, including principal and interest, is approximately $19,000 until February 1, 2022.  This mortgage is included under the caption Debt – short term and Debt – long term on the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

Acquisitions, License and Co-promotion Agreements

The Company has entered into certain revenue sharing arrangements that require payments based on a specified percentage of net sales or a specified cost per unit sold.  For the three and  nine months ended September 30, 2012 and 2011, we recognized approximately $1,058,000 and $742,000 and $2,973,000 and $1,296,000, respectively, in expense included in cost of goods sold from payments pursuant to co-promotion and other revenue sharing arrangements.

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

Note 14.	Subsequent Events

On November 13, 2012, the Company entered into a definitive agreement to acquire Cypress Pharmaceuticals, Inc. (“Cypress”), a privately-owned generic pharmaceutical company, and Hawthorne Pharmaceuticals, Inc. (“Hawthorne”), a privately-owned branded pharmaceutical company.  Under the agreement, Pernix could pay up to $101 million, which includes up-front payments of $68.5 million in cash and $12.5 million in equity, $10 million payable in cash in December 2013, and an additional $10 million in milestone payments payable in cash and equity.  The Company has received a commitment for a $60 million credit facility, subject to certain conditions.  MidCap Financial will serve as Sole Bookrunner, Administrative Agent and Joint Lead Arranger for the credit facility.  Cypress and Hawthorne, founded in 1993, are headquartered in Madison, MS and have 170 employees, including 115 sales reps. Hawthorne offers a wide array of branded pharmaceutical products, including allergy, respiratory, iron deficiency, nephrology, and pain management. Cypress offers a broad range of generic pharmaceutical products in the areas of cough and cold, nutritional supplements, analgesics, urinary tract, women’s health, pre-natal vitamins, and dental health.

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

Executive Overview

Strategy

Pernix Therapeutics Holdings, Inc. (“Pernix” or the “Company”)  is a specialty pharmaceutical company focused on the sales, marketing, manufacturing and development of branded, generic and over-the-counter ("OTC") pharmaceutical products for pediatric and adult indications in a variety of therapeutic areas.  We expect to continue to execute our growth strategy which includes the horizontal integration of our branded prescription, generic and OTC businesses. We manage a portfolio of branded and generic products, as well as a non-codeine antitussive drug in development.   Our branded products for the pediatrics market include CEDAX®, an antibiotic for middle ear infections, NATROBA™, a topical treatment for head lice marketed under an exclusive co-promotion agreement with ParaPRO, LLC, and a family of prescription treatments for cough and cold (BROVEX®, ALDEX® and PEDIATEX®). Our branded products for gastroenterology include OMECLAMOX-PAK®, a 10-day treatment for H. pylori infection and duodenal ulcer disease, and REZYST™, a probiotic blend to promote dietary management. We promote our branded pediatric and gastroenterology products through our sales force. We market our generic products through our wholly-owned subsidiary, Macoven Pharmaceuticals.

On November 13, 2012, the Company entered into a definitive agreement to acquire Cypress Pharmaceuticals, Inc. (“Cypress”), a privately-owned generic pharmaceutical company, and Hawthorne Pharmaceuticals, Inc. (“Hawthorne”), a privately-owned branded pharmaceutical company.  Under the agreement, Pernix could pay up to $101 million, which includes up-front payments of $68.5 million in cash and $12.5 million in equity, $10 million payable in cash in December 2013, and an additional $10 million in milestone payments payable in cash and equity.  The Company has received a commitment for a $60 million credit facility, subject to certain conditions.  MidCap Financial will serve as Sole Bookrunner, Administrative Agent and Joint Lead Arranger for the credit facility.  Cypress and Hawthorne, founded in 1993, are headquartered in Madison, MS and have 170 employees, including 115 sales reps. Hawthorne offers a wide array of branded pharmaceutical products, including allergy, respiratory, iron deficiency, nephrology, and pain management. Cypress offers a broad range of generic pharmaceutical products in the areas of cough and cold, nutritional supplements, analgesics, urinary tract, women’s health, pre-natal vitamins, and dental health.

On July 2, 2012, we completed our acquisition of the business assets of Great Southern Laboratories (“GSL”), a pharmaceutical contract manufacturing company located in Houston, Texas.  We closed on the related real estate on August 30, 2012.  Upon the final closing, we paid an aggregate of approximately $4.6 million, and assumed certain liabilities totaling approximately $5.5 million, for substantially all of GSL’s assets including the land and buildings in which GSL operates.  GSL has an established manufacturing facility with an existing base of customers in the pharmaceutical industry, which is expected to provide us with additional income and potential cost savings.  We acquired the GSL assets through a wholly-owned subsidiary, Pernix Manufacturing, LLC, and continues to operate the business under the name Great Southern Laboratories.

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

●	integrate and maximize the value of our recently acquired manufacturing assets and facility, Great Southern Laboratories; and
●	adapt quickly to a rapidly changing pharmaceutical environment, and operate as a quick, nimble, and agile company.

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

Restructure of Natroba Agreement

See Note 10 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Acquisition of Pharmaceutical Manufacturing Company

See Note 6 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. As noted above, we expect to utilize the manufacturing plant that we recently acquired to manufacture several of our products moving forward which we expect to result in a reduction in the cost of certain of our products.

Acquisition of New Product

See Note 7 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Termination of Joint Venture

See Notes 5 and 7 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

License of Gastroenterology Product.

For discussion regarding the license we acquired related to Omeclamox-Pak®, see Note 7 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Collaborations

Development of Late-stage Pediatric Product.   For discussion regarding a development agreement that we entered into with a private company for a prescription product for the pediatrics market, see Note 13 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Third Quarter 2012 Highlights

The following summarizes certain key financial measures as of, and for, the three months ended September 30, 2012:

●	Cash and cash equivalents equaled $37.0 million as of September 30, 2012.

●	Net revenues were approximately $18.1 million.

●	Net loss before taxes was approximately $0.7 million.

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

See Note 1 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for our discussion of net proceeds received from our controlled equity offering in April 2012 that is expected to fund future acquisitions and for general corporate purposes.

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

The following table sets forth a summary of Pernix’s net revenues for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Upper respiratory, allergy and antibiotic products	$6,815	$10,810	$27,056	$40,376
ENT	415	─	415	─
Gastroenterology	1,987	─	4,279	─
Medical food products	287	117	761	625
Dermatology products (including Natroba)	4,076	7,709	5,980	9,962
Other generic products	6,790	4,398	19,129	5,947
Gross product sales	20,370	23,034	57,620	56,910
Sales allowances	(5,510)	(6,785)	(19,313)	(21,408)
Net product sales	14,860	16,249	38,307	35,502
Manufacturing revenue	2,094	─	2,094	─
Collaboration and other revenue	1,180	815	2,715	3,702
Net Revenues	$18,134	$17,064	$43,116	$39,204

Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments, and Medicaid Rebates

 The following table sets forth a summary of our allowances for product returns, government rebate programs and price adjustments as of September 30, 2012.   Prompt pay discounts are recorded as a reduction of accounts receivable and revenue and, therefore, are not included in the table below. The allowance for prompt pay discounts as of September 30, 2012 and December 31, 2011 was approximately $370,000 and $393,000, respectively.

	Product Returns	Government Program Rebates	Price Adjustments
	(in thousands)	(in thousands)	(in thousands)
Balance at December 31, 2010	$4,313	$4,432	$1,744
Adjustments to provision for prior year sales	498	1,137	300
Provision – current year sales	4,784	9,969	12,311
Payments and credits	(3,883)	(9,695)	(8,904)
Balance at December 31, 2011	5,712	5,843	5,451
Assumed liability in product acquisition	─	187	─
Adjustments to provision for prior year sales	620	─	─
Provision – current year sales	3,677	4,101	9,716
Payments and credits	(5,366)	(5,406)	(9,648)
Balance at September 30, 2012	$4,643	$4,725	$5,519

Product Returns.  Consistent with industry practice, the Company offers contractual return rights that allow its customers to return the majority of its products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. The Company’s products have a 24 to 36-month expiration period from the date of manufacture.  The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the remaining shelf life of the product, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. The Company estimated returns at 5% to 14% of sales of branded products during the third quarter of 2012.  The Company is accruing 14% on launch sales of Omeclamox-Pak®.  The Company estimated returns at 7% on sales of generic products on sales during the second and third quarters of 2012. The returns estimate on generic products was increased approximately 2% effective April 1, 2012 from prior periods due to the potential impact of changes in Medicaid coverage on certain products.  Return estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage of our products. In connection with our new agreement with ParaPRO, we are working with them to revise the terms for the handling of any returns of Natroba.  In the interim, returns will be handled as previously disclosed.  The returns reserve may be adjusted as we accumulate sales history and returns experience on this portfolio of products. The Company reviews and adjusts these reserves quarterly.  If estimates regarding product demand are inaccurate, if changes in the competitive environment affect demand for certain products, or if other unforeseen circumstances effect a product’s salability, actual returns could differ and such differences could be material.  For example, a 1% difference in our provision assumptions for the nine months ended September 30, 2012 would have affected pre-tax earnings by approximately $595,000.

Government Program Rebates . The liability for government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future Medicaid utilization for each product sold.  As we become aware of changing circumstances regarding the Medicaid and Medicare coverage of our products, we will continue to incorporate such changing circumstances into the estimates and assumptions that we use to calculate government program rebates. If our estimates and assumptions prove inaccurate, we may be subject to higher or lower government program rebates.  For example, with respect to the provision for the nine months ended September 30, 2012, a 1% difference in the provision assumptions based on utilization would have effected pre-tax earnings by approximately $127,000 and a 1% difference in the provisions based on  reimbursement rates would have affected pre-tax earnings by approximately $45,000.

Price Adjustments .  Our estimates of price adjustments which include customer rebates, service fees, and chargebacks  are based on our estimated mix of sales to various third-party payors who are entitled either contractually or statutorily to discounts from the listed prices of our products and contracted service fees with our wholesalers.  In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from our estimates, we may be required to pay higher or lower total price adjustments than originally estimated.  For example, for the nine months ended September 30, 2012, a 1% difference in the assumptions based on the applicable sales would have affected pre-tax earnings by approximately $946,000.

We, from time to time, offer certain promotional product-related incentives to our customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, we have initiated coupon programs for certain of our promoted products whereby we offer a point-of-sale subsidy to retail consumers. We estimate our liabilities for these coupon programs based on redemption information provided by a third party claims processing organization. We account for the costs of these special promotional programs as a reduction of gross revenue when applicable products are sold to the wholesalers or other retailers.  For the nine months ended September 30, 2012, a 1% difference in the assumption applied to coupon utilization would have affected pre-tax earnings by approximately $36,000.

 Any price adjustments that are not contractual but that are offered at the time of sale are recorded as a reduction of revenue when the sales order is recorded.  These adjustments are not accrued as they are offered on a non-recurring basis at the time of sale and are recorded as an expense at the time of the sale. These allowances may be offered at varying times throughout the year or may be associated with specific events such as a new product launch or to reintroduce a product.  Approximately 15% of the provision relates to point-of-sale discounts to the wholesaler.

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

Cost of Product Sales

Our cost of product sales is primarily comprised of the costs of manufacturing and distributing Pernix’s pharmaceutical products and samples and collaboration expense related to co-promotional agreements with third parties. In particular, cost of product sales includes third-party manufacturing, packaging and distribution costs and the cost of active pharmaceutical ingredients. Pernix partners with third parties to manufacture the majority of its products and product candidates.  We expect to utilize Great Southern Laboratories, the manufacturing plant that we recently acquired, to manufacture several of our products moving forward which we expect to result in a reduction in the cost of certain of our products.

Most of our manufacturing arrangements are not subject to long-term agreements and generally may be terminated by either party without penalty at any time. Changes in the price of raw materials and manufacturing costs could adversely affect Pernix’s gross margins on the sale of its products. Changes in Pernix’s mix of products sold also affect its cost of product sales.

The cost of NATROBA is included in our cost of product sales from August 2011 (the month of launch).  We pay wholesale average cost less a nominal discount when we purchase NATROBA inventory.  Under the original agreement with ParaPRO, we received a contracted cost of goods rebate per unit when the product shipped to retailers in our specified territories.  Under the renegotiated terms effective August 24, 2012, we receive a flat co-promotion fee on NATROBA per unit based on prescriptions in our specified territories.  Because of the structure of the NATROBA agreement, we recognize significantly lower margins on sales of NATROBA as compared to the other products we market.

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

Loss from the Operations of the Joint Venture

See Note 5, Investments, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Income and Expenses

Depreciation Expense.  Depreciation expense is recognized for our property and equipment, which depreciates over the estimated useful life of the asset using the straight-line method.

Amortization Expense.  Amortization expense is recognized for certain of our intangible assets, consisting primarily of licensing and acquisition agreements, including but not limited to, the customer relationships acquired in the acquisition of GSL in July 2012, the license related to the non-codeine antitussive drug in development acquired in May 2012, the gastroenterology license acquired in February 2012, CEDAX in March 2010 and Macoven in September 2010, which are amortized over their estimated useful lives using the straight-line method.   See Note 7, Intangible Assets, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

Net Revenues.  Net revenues were approximately $18,134,000 and $17,064,000 for the three months ended September 30, 2012 and 2011, respectively, an increase of approximately $1,070,000 or 6.3%. The increase in net revenues during the three months ended September 30, 2012 was primarily due to a decrease in deductions from revenue of approximately $1,275,000, an increase in co-promotion revenue of approximately $365,000 and the addition of the manufacturing revenue from GSL of approximately $2,094,000 offset by a decrease in gross product sales of approximately $2,664,000.  The decrease in the deductions from revenue was primarily due to the decrease in the allowance for Medicaid rebates as a result of changes in Medicaid coverage on certain of our products offset by increases in point of sale discounts, the allowance for coupon redemptions and the allowance for product returns. The decrease in the gross product sales is primarily due to a decrease in sales of our upper respiratory and allergy products which were impacted by the changes in Medicaid coverage off set by increased sales of CEDAX and Omeclamox-Pak®.

  Cost of Product Sales.  Cost of product sales was approximately $7,760,000 and $7,684,000 for the three months ended September 30, 2012 and 2011, respectively, an increase of approximately $76,000, or 1.0%. The increase in cost of product sales is due to approximately $931,000 in product manufacturing costs incurred by GSL and approximately $316,000 in collaboration expense from the co-promotion agreements on Omeclamox-Pak® and certain generic products which were launched after the three months ended September 30, 2011.  This increase was offset by a decrease of approximately $896,000 in the cost of product sales due to the decrease in gross product sales and a decrease of approximately $275,000 in product write-offs of expiring and/or donated product inventory.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $9,837,000 and $5,542,000 for the three months ended September 30, 2012 and 2011, respectively, an increase of approximately $4,295,000, or 77.5%.

Salaries, bonuses, commissions, incentives and stock compensation expense ("overall compensation expense") represented approximately $4,752,000, or 48.3%, and $3,162,000, or 57.1%, of total selling, general and administrative expenses for the three months ended September 30, 2012 and 2011, respectively.  The increase in overall compensation expense is primarily due to the acquisition of GSL on July 2, 2012, the addition of certain key positions in December 2011 and 26 gastroenterology sales representatives to market Omeclamox-Pak® in May 2012 and an increase of approximately $321,000 in stock compensation expense.  Other selling, general and administrative expenses were approximately $5,085,000 and $2,380,000 for the three months ended September 30, 2012 and 2011, respectively, an increase of approximately $2,705,000, or 113.7%. This increase in other selling, general and administrative expenses was due to approximately $1,040,000 in expenses from the operations of GSL, an increase in the cost of samples, coupon program fees, marketing research and marketing collateral expenses related to the launch of Omeclamox-Pak®,  professional fees (consulting, legal, tax preparation, recruitment, etc.) regulatory and license fees, insurance, leases, sales reporting expenses, freight, information technology and software implementation expenses, certain public company costs and investor relations expenses and increased overhead (such as travel, telephone, and vehicle expenses).

Royalties Expense, net .  Royalty expenses, net were approximately $0 and $32,000, respectively, during the three months ended September 30, 2012 and 2011, respectively.

Research and Development Expense.   Research and development expenses were approximately $333,000 and $147,000 for the three months ended September 30, 2012 and 2011, respectively, an increase of approximately $186,000 or 126.5%.  We expect that our research and development expenses will continue to increase as a result of the product development agreement that we entered into in March 2012 with a private company for a prescription product for the pediatrics market. Under the terms of the agreement, Pernix obtained exclusive marketing rights to this late-stage development product in the United States, and Pernix will pay the costs related to the development of the product. Pernix expects to invest approximately $6 million over an estimated 36-month period for development and regulatory expenses related to this product candidate, and Pernix’s development partner will manage the development program. Pernix and its development partner expect to commence pivotal phase III studies in the next 12 months.

Loss from the Operations of the Joint Venture.  The loss from the operations of our joint venture was approximately $0 and $101,000 for the three months ended September 30, 2012 and 2011, respectively, which primarily relates to costs incurred by the joint venture to develop a first-in-class, non-codeine antitussive drug designed to address the serious need for a safer and more effective, non-opioid treatment for persistent cough. For further discussion, see Note 5, Investments, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Expenses

Depreciation and Amortization Expense.  Depreciation expenses were approximately $112,000 and $25,000 for the three months ended September 30, 2012 and 2011, respectively, an increase of approximately $87,000 or 348.0%.

Amortization expense was approximately $774,000 and $578,000 for the three months ended September 30, 2012 and 2011.  The increase of approximately $196,000 is due to the amortization under certain of our acquisition agreements as described in see Notes 6 and 7 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

Interest Expense, net. Interest income was approximately $20,000 and $16,000 for the three months ended September 30, 2012 and 2011, respectively.  Interest expense was approximately $12,000 and $53,000 for the three months ended September 30, 2012 and 2011, respectively.  The decrease in interest expense is related to the payoff of the balance previously outstanding under our line of credit.

Summary

The results of operations for the third quarter 2012, as compared to the third quarter 2011, were negatively impacted by certain operating activities initiated in recent months including (i) the net operating loss of approximately $513,000 from Great Southern Laboratories of which approximately 71% was incurred in the acquisition month of July 2012, (ii) the net loss on the Omeclamox-Pak product of approximately $400,000, (iii) the expenses incurred in the development of our OTC cough products utilizing the recently licensed cough intellectual property of approximately $107,000, and (iv) the expenses incurred pursuant to our previously announced pediatric RX development program of approximately $105,000, along with an  increase in our stock compensation expense primarily related to a restricted stock issuance in March 2012 of approximately $321,000.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Net Revenues.   Net revenues were approximately $43,116,000 and $39,204,000 for the nine months ended September 30, 2012 and 2011, respectively, an increase of approximately $3,912,000, or 10.0%. The increase in net revenues during the nine months ended September 30, 2012 was primarily due to an increase in gross product sales of approximately $710,000, or 1.20%, a decrease in deductions from revenue of approximately $2,095,000 and the addition of the manufacturing revenue from GSL of approximately $2,094,000 offset by a decrease in co-promotion and other revenue of approximately $987,000.  The decrease in the deductions from revenue was primarily due to the decrease in the allowance for Medicaid rebates as a result of changes in Medicaid coverage on certain of our products and decreases in customer chargebacks and administrative fees due to more direct sales to retailers offset by increases in point of sale discounts, the allowance for coupon redemptions and the allowance for product returns.

Cost of Product Sales.  Cost of product sales was approximately $15,861,000 and $13,069,000 for the nine months ended September 30, 2012 and 2011, respectively, an increase of approximately $2,792,000, or 21.4%.  The increase in cost of product sales is due to approximately $1,181,000 attributed to the increase in gross product sales, approximately $931,000 in product manufacturing costs incurred by GSL and approximately $1,678,000 in collaboration expense from the co-promotion agreements on Omeclamox-Pak® and certain generic products which were launched after the three months ended September 30, 2011.  This increase was offset by a decrease of approximately $998,000 in product write-offs of expiring and/or donated product inventory.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $24,302,000 and $15,555,000 for the nine months ended September 30, 2012 and 2011, respectively, an increase of approximately $8,747,000, or 56.2%.  Overall compensation expense represented approximately $11,423,000, or 47.0%, and $8,923,000, or 57.4%, of total selling, general and administrative expenses for the nine months ended September 30, 2012 and 2011, respectively.  As previously noted the increase in overall compensation expense is primarily due to the acquisition of GSL on July 2, 2012, the addition of certain key positions in December 2011 and 26 gastroenterology sales representatives to market Omeclamox-Pak® in May 2012 and an increase of approximately $1,029,000 in stock compensation expense.  Other selling, general and administrative expenses were approximately $12,859,000 and $6,632,000 for the three months ended September 30, 2012 and 2011, respectively, an increase of approximately $6,227,000, or 93.9%. This increase in other selling, general and administrative expenses was due to approximately $1,040,000 in expenses from the operations of GSL, an increase in the cost of samples, coupon program fees, marketing research and marketing collateral expenses related to the launch of Omeclamox-Pak®,  professional fees (consulting, legal, tax preparation, recruitment, etc.) regulatory and license fees, insurance, leases, sales reporting expenses, freight, information technology and software implementation expenses, certain public company costs and investor relations expenses and increased overhead (such as travel, telephone, and vehicle expenses).

                Royalties Expense, net.  Royalty expenses, net were approximately $0 and $377,000 for the nine months ended September 30, 2012 and 2011, respectively.

Research and Development Expense.   Research and development expenses were approximately $512,000 and $718,000 for the nine months ended September 30, 2012 and 2011, respectively, a decrease of approximately $206,000, or 28.7%. The research and development costs during the prior year period are primarily related to the launch of a new generic product.  As noted above, we expect that our research and development expenses will increase moving forward as a result of the product development agreement that we entered into in March 2012 with a private company for a prescription product for the pediatrics market. Under the terms of the agreement, Pernix obtained exclusive marketing rights to this late-stage development product in the United States, and Pernix will pay the costs related to the development of the product. Pernix expects to invest approximately $6 million over an estimated 36-month period for development and regulatory expenses related to this product candidate, and Pernix’s development partner will manage the development program. Pernix and its development partner expect to commence pivotal phase III studies in the next 12 months.

Loss from the Operations of the Joint Venture.  The loss from the operations of our joint venture was approximately $240,000 and $692,000 for the nine months ended September 30, 2012 and 2011, respectively, which represents primarily research and development costs related to the development of a first-in-class, non-codeine antitussive drug designed to address the serious need for a safer and more effective, non-opioid treatment for persistent cough.  The joint venture was terminated in May 2012.  For further discussion, see Note 5, Investments, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Expenses

Depreciation and Amortization Expense.  Depreciation expenses were approximately $163,000 and $68,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase of approximately $95,000, or 139.7%, is primarily due to assets acquired in the  acquisition of GSL.

Amortization expense was approximately $2,157,000 and $1,623,000 for the nine months ended September 30, 2012 and 2011, respectively.  The increase of approximately $534,000 is due to the amortization under certain of our commercial agreements that we entered into related to Omeclamox-Pak®, the license for the non-codeine anti-tussive cough suppressant and for and assets acquired in the GSL acquisition.  For further discussion, see Notes 6 and 7 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

Interest Expense, net.  Interest income was approximately $56,000 and $29,000 for the nine months ended September 30, 2012 and 2011, respectively.  Interest expense was approximately $116,000 and $158,000 for the nine months ended September 30, 2012 and 2011, The decrease in interest expense is related to the payoff of the balance previously outstanding under our line of credit.

Summary

The results of operations for the nine months ended September 30, 2012, as compared to the same period in 2011, was negatively impacted by certain operating activities initiated in recent months including (i) the net operating loss of approximately $513,000 from Great Southern Laboratories of which approximately 71% was incurred in the acquisition month of July 2012, (ii) the net loss on the Omeclamox-Pak product of approximately $1,450,000, (iii) the expenses incurred in the development of our OTC cough products utilizing the recently licensed cough intellectual property of approximately $337,000, and (iv) the expenses incurred pursuant to our previously announced pediatric RX development program of approximately $137,000, along with an  increase in our stock compensation expense primarily related to a restricted stock issuance in March 2012 and stock option issuances after September 30, 2011 of approximately $1,029,000.

Liquidity and Capital Resources

Sources of Liquidity

Pernix’s net (loss) income was approximately $ (270,000) and $1,995,000 for the three months ended September 30, 2012 and 2011 and $ (11,000) and $4,472,000 for the nine months ended September 30, 2012 and 2011, respectively.

Pernix requires cash to meet its operating expenses and for capital expenditures, acquisitions, and in-licenses of rights to products. To date, Pernix has funded its operations primarily from product sales and co-promotion agreement revenues.  As described in Note 1 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q ,we received net proceeds of approximately $23.8 million from our controlled equity offering that commenced in February 2012 and concluded in April 2012.  We expect to continue to utilize the proceeds from these equity offerings, together with the proceeds from product sales and possibly available funds under our line of credit to fund future acquisitions and for general corporate purposes.  As of November 12, 2012, Pernix had approximately $36.7 million in cash and cash equivalents.

Cash Flows

The following table provides information regarding Pernix’s cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	(rounded)
	2012	2011
Cash provided by (used in)
Operating activities	$674,000	$1,263,000
Investing activities	(13,189,000)	(1,133,000)
Financing activities	15,001,000	19,173,000
Net increase in cash and cash equivalents	$2,486,000	$19,303,000

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 and 2011 was approximately $674,000 and $1,263,000, respectively.  Net cash from operating activities for the nine months ended September 30, 2012 reflects Pernix’s net loss of approximately $11,000, adjusted by non-cash expenses totaling approximately $5,003,000 partially offset by a non-cash deferred income tax benefit of approximately $517,000 and approximately $3,820,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities.   Non-cash expenses included amortization of approximately $2,158,000,  depreciation of approximately $163,000, stock compensation expense of approximately $1,902,000, stock option expense for options issued to ParaPRO of approximately $540,000 and expenses from our joint venture with SEEK of approximately $240,000. Net cash provided by operating activities for the nine months ended September 30, 2011 primarily reflected Pernix’s net income of approximately $4,472,000, adjusted by non-cash expenses totaling approximately $3,392,000 partially offset by a non-cash deferred income tax benefit of approximately $2,414,000 and approximately $4,186,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities.  Non-cash expenses included amortization of approximately $1,623,000, depreciation of approximately $68,000, stock compensation expense of approximately $872,000, stock option expense for options issued to ParaPRO of approximately $137,000 and expenses from our Joint Venture with SEEK of approximately $692,000.

Accounts receivable at September 30, 2012, decreased approximately $186,000 from December 31, 2011. Inventories increased approximately $720,000 from December 31, 2011 due primarily to the addition of GSL inventory.  Prepaid expenses and other assets increased by approximately $176,000 primarily due to prepaid product related government fees and coupon program funding.

Accounts payable increased approximately $2,928,000 due to payables related to the Fall stocking of Natroba and the addition of GSL’s accounts payable at September 30, 2012 of approximately $846,000.  Accrued allowances decreased approximately $2,118,000 primarily due to the decrease in the allowance for Medicaid rebates related to the changes in Medicaid coverage on certain of our products.  Accrued expenses increased by approximately $1,189,000 primarily due to accrued expenses of GSL of approximately $939,000.

Net Cash from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 was approximately $13,189,000 and $1,133,000, respectively.  The cash used in investing activities for the nine months ended September 30, 2012 consisted of $2,400,000 to acquire the license for Omeclamox®, approximately $4,667,000 to acquire GSL, $5,000,000 to acquire the license from SEEK for the non-codeine antitussive drug in development, , the acquisition of other product licenses for $850,000 and purchases of software, furniture and equipment of approximately $280,000 offset by proceeds from the sale of computer equipment of approximately $8,000.  The cash flow from investing activities for the nine months ended September 30, 2011 consisted of a $1,000,000 additional investment in our joint venture with SEEK and approximately $133,0000 in purchases of equipment and furniture, primarily for the at the time new corporate headquarters.

Net Cash from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was approximately $15,001,000.  The cash provided by investing activities for the nine months ended September 30, 2012 consisted of approximately (i) $23,751,000 in net proceeds from our controlled equity offering, (ii) $148,000 tax benefit on stock-based awards, (iii) $173,000 in net proceeds from the issuance of stock to employees and/or board members offset by approximately (iv) $6,000,000 in payments on our line of credit, (v) $2,990,000 in payments on contracts and $81,000 on the GSL mortgage and capital lease obligations.

Net cash provided by financing activities for the nine months ended September 30, 2011 was approximately $19,173,000 which represents approximately (i) $1,000,000 in proceeds from our revolving line of credit,(ii) $19,260,000 in net proceeds from the additional equity offering completed on July 27, 2011, (iii) $500,000 in cash released from a letter of credit and transferred from restricted to unrestricted cash, (iv) $113,000 in payment received on notes receivable, (v) $123,000 tax benefit on stock-based awards, and (vi) $107,000 in proceeds from the issuance of stock under our employee stock purchase and incentive stock plans, partially offset by approximately (i) $900,000 in installment payments on the repurchase of stock from a related party,  (ii) $1,000,000 for the last scheduled installment on the acquisition of Gaine and (iii) $30,000 in payments under other installment contracts payable.

  Funding Requirements

 As of November 12, 2012, Pernix has approximately $39.0 million in cash and a revolving credit line with approximately $5.0 million available for working capital and $5.0 million available for acquisitions.   Our revolving credit line with Regions Bank currently matures on December 31, 2012.  Pernix’s future capital requirements will depend on many factors, including:

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

As of November 12, 2012,  Pernix believes that its existing cash, which includes approximately $23.7 million from the controlled equity offering completed earlier this year, revenues from product sales and the available line of credit proceeds will be sufficient to continue to fund its existing level of operating expenses and general capital expenditure requirements through 2013.

Off-Balance Sheet Arrangements

Since its inception, Pernix has not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Pernix does not believe that inflation has had a significant impact on its revenues or results of operations since inception.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. Further, obligations under employment agreements contingent upon continued employment are not included in the table below. The following table summarizes our contractual obligations as of September 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases(1)	$729	$287	$311	$132	$—
Capital leases(2)	83	79	4
Professional services agreements(3)	2,072	1,222	841	9	—
Purchase obligations(4)	2,918	2,918	—	—	—
Licenses and other obligations(5)	1,750	1,750	—	—	—
Mortgage obligation (6)	2,129	228	456	228	1,217

Total contractual obligations	$9,681	$6,484	$1,612	$369	$1,217

(1)	Operating leases include minimum payments under leases for our facilities and certain equipment.

(2)	Capital leases include minimum payments under leases for certain manufacturing equipment at GSL.

(3)	Professional services agreements include agreements with a specific term for consulting, information technology, telecom and software support, data and sales reporting tools and other services.

(4)
Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services.  The contractual obligations table set forth above does not reflect certain minimum sales requirements related to our co-promotion agreements.  Our failure to satisfy minimum sales requirements under our co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights. In addition to minimum sales requirements under our co-promotion agreements, the table above does not include commitments under open purchase orders for inventory that can be cancelled without penalty, which are approximately $2.8 million.

Based on our recently negotiated term sheet with ParaPRO, we no longer have minimum purchase commitments for NATROBA.  For further discussion, see Note 10, Other Revenue Sharing Arrangements, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item I of this Quarterly Report on Form 10-Q.

(5)
License agreements include payments due under certain product license arrangements for which payments are not contingent on sales or other sales achievements.   See Note 7, Intangible Assets, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item I of this Quarterly Report on Form 10-Q.  Other obligations also includes the remaining payments due under a privately negotiated stock repurchase executed in September 2010.

(6)	The mortgage payable is on certain real estate acquired in the acquisition of GSL.

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

Recent Accounting Pronouncements

Other than those disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item I of this Quarterly Report on Form 10-Q, there have been no other recent accounting pronouncements that have not yet been adopted by us that are expected to have a material impact on our condensed consolidated financial statements from the accounting pronouncements previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of September 30, 2012, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the design and operation of our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Legal Matters under Note 13 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.   Also, information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Pernix is subject to various claims and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material effect on Pernix’s financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and the additional risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

(i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011;
(iii) Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2012 and December 31, 2011
(iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011
(v) Notes to Condensed Consolidated Financial Statements
________________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: November 14, 2012	By:	/s/ COOPER C. COLLINS
Cooper Collins
Chief Executive Officer and President

Date: November 14, 2012	By:	/s/ DAVID P. BECKER
David P. Becker