Form 10-Q
period 2013-03-31
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2013-05-10
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2013

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

On May 8, 2013, there were 37,604,362 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2013

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

By their nature, however, forward-looking statements often involve assumptions about the future. Such assumptions are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. As such, we cannot guarantee you that the expectations reflected in our forward-looking statements will actually be achieved. Actual results may differ materially from those in the forward-looking statements due to, among other things, the following factors:

●	changes in general business, economic and market conditions;

●	volatility in the securities markets generally or in the market price of our stock specifically; and

●	the risks outlined in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by law, we do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,259,858	$23,022,821
Accounts receivable, net	30,561,224	36,647,087
Inventory, net	18,267,224	22,014,405
Prepaid expenses and other current assets	4,768,311	3,888,117
Prepaid taxes	5,459,207	2,024,411
Deferred income taxes - current	5,658,000	8,118,500
Total current assets	90,973,824	95,715,341
Property and equipment, net	7,247,737	6,946,944
Other assets:
Investments	3,315,790	5,710,526
Goodwill	51,159,155	37,160,911
Intangible assets, net	133,397,076	104,054,431
Other long-term assets	1,840,932	1,858,534
Total assets	$287,934,514	$251,446,687

LIABILITIES
Current liabilities:
Accounts payable	$6,024,377	$5,045,488
Accrued personnel expense	3,185,600	2,881,967
Accrued allowances	34,708,792	30,054,551
Other accrued expenses	6,706,037	5,548,084
Other liabilities	13,558,651	8,130,664
Debt	2,510,208	2,286,513
Total current liabilities	66,693,665	53,947,267
Long-term liabilities:
Other liabilities	7,769,075	7,765,511
Debt	40,527,943	41,349,563
Deferred income taxes	45,311,999	35,535,500
Total liabilities	160,302,682	138,597,841

Commitments and contingencies

Temporary Equity
Common stock subject to repurchase (4,042,148 and 4,427,084 shares as of March 31, 2013 and December 31, 2012, respectively)	31,326,647	34,309,901

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 39,615,101 and 35,723,161 issued, and 37,495,210 and 34,030,351 outstanding at March 31, 2013 and December 31, 2012, respectively	330,681	296,033
Treasury stock, at cost (2,084,662 and 2,072,810 shares held at March 31, 2013 and December 31, 2012, respectively)	(3,980,715)	(3,772,410)
Additional paid-in capital	86,115,412	58,606,942
Retained earnings	12,313,334	20,433,262
Other comprehensive income	1,526,473	2,975,118
Accumulated total stockholders’ equity	96,305,185	78,538,945

Total liabilities and stockholders’ equity	$287,934,514	$251,446,687

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenues	$22,077,873	$14,482,025
Costs and expenses:
Cost of sales	13,077,447	4,690,583
Selling, general and administrative expenses	14,079,188	6,829,069
Research and development expense	1,207,116	70,006
Loss from the operations of the joint venture	─	240,195
Depreciation and amortization expense	2,162,708	638,072
Total costs and expenses	30,526,459	12,467,925

(Loss) Income from operations	(8,448,586)	2,014,100

Other expense:
Change in fair value of put right	(2,140,727)	─
Change in fair value of contingent consideration	283,000	─
Interest expense, net	(1,076,615)	(39,937)
Total other (loss) income, net	(2,934,342)	(39,937)

(Loss) income before income taxes	(11,382,928)	1,974,163
Income tax (benefit) provision	(3,263,000)	783,000

Net (loss) income	(8,119,928)	1,191,163

Unrealized (loss) gain on securities, net of income tax of approximately $946,000 and $634,000 for the three months ended March 31, 2013 and 2012, respectively	(1,448,645)	1,023,500

Comprehensive (loss) income	$(9,568,573)	$2,214,663

Net (loss) income per share, basic	$(0.23)	$0.05
Net (loss) income per share, diluted	$(0.23)	$0.04

Weighted-average common shares, basic	35,052,205	25,921,139
Weighted-average common shares, diluted	35,052,205	26,473,364

 See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive income	Total

Balance at December 31, 2012	$296,033	$58,606,942	$(3,772,410)	$20,433,262	$2,975,118	$78,538,945

Stock-based compensation	─	547,584	─	─	─	547,584
Cancelled unvested restricted stock	(2,328)					(2,328)
Issuance of stock options for services from non-employees	─	146,584	─	─	─	146,584
Issuance of common stock, net of stock withheld for income tax liability	400	111,200		─	─	111,600
Forfeit of restricted common stock in payment of income tax liability	─	─	(208,305)	─	─	(208,305)
Issuance of common stock in connection with the Somaxon acquisition	36,576	23,803,848	─	─	─	23,840,424
Cancellation of Put Shares		2,983,254				2,983,254
Income tax benefit on stock based Awards	─	(84,000)	─	─	─	(84,000)
Net loss	─	─	─	(8,119,928)		(8,119,928)
Unrealized loss on securities, net	─	─	─	─	(1,448,645)	(1,448,645)
Balance at March 31, 2013	$330,681	$86,115,412	$(3,980,715)	$12,313,334	$1,526,473	$96,305,185

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(8,119,928)	$1,191,163
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	143,609	26,022
Amortization of intangibles and interest accretion of contingent consideration	2,019,099	612,050
Amortization of deferred financing costs	114,118	─
Deferred income tax (benefit) provision	(1,065,711)	425,816
Loss on disposal of assets	─	4,807
Stock compensation expense	545,256	496,198
Expense from stock options issued in exchange for services	146,584	188,365
Loss from the operations of the joint venture with SEEK	─	240,195
Change in fair value of put right	2,140,727	─
Change in fair value of contingent consideration	(283,000)	─
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	7,293,284	4,199,593
Inventory	4,837,327	1,220,531
Prepaid expenses and other assets	(621,344)	471,915
Accounts payable	(815,034)	(738,041)
Income taxes	(3,434,796)	(1,393,105)
Accrued expenses	(449,926)	(2,115,784)
Net cash from operating activities	2,450,265	4,829,725
Cash flows from investing activities:
Acquisition of Cypress	(309,589)	─
Acquisition of gastroenterology product license	─	(2,400,000)
Purchase of equipment	(135,427)	(20,261)
Net cash used in investing activities	(445,016)	(2,420,261)
Cash flows from financing activities:
Cash acquired in connection with acquisition of Somaxon	2,880,837	─
Payments on contracts payable	(900,000)	(330,000)
Payments on credit facility	(525,000)	─
Proceeds from issuance of stock in additional offering, net of issuance costs of $185,871	─	2,400,310
Payments on mortgages and capital leases	(43,344)	─
Tax benefit on stock-based awards	(84,000)	133,000
Payment of employee income tax liability with surrender of employee restricted stock	(96,705)	37,561
Net cash from financing activities	1,231,788	2,240,871

Net increase in cash and cash equivalents	3,237,037	4,650,335
Cash and cash equivalents, beginning of period	23,022,821	34,551,180
Cash and cash equivalents, end of period	$26,259,858	$39,201,515
Supplemental disclosure:
Cash paid for income taxes	$1,321,507	$1,297,725
Accrued 2011 bonus paid in unrestricted common stock	─	199,770
Interest paid during the period	761,007	53,297
Non-cash transaction
Acquisition of Omeclamox® license - contract payable	─	2,000,000
Acquisition of license and supply agreement – contract payable	500,000	─
Acquisition of Cypress – purchase price adjustment (see Note 4)	3,250,000
Acquisition of Somaxon - Fair value of common stock	23,840,424	─

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

Note 1.	Company Overview

Pernix Therapeutics Holdings, Inc. (“Pernix”, the “Company”, “we”, our”) is a specialty pharmaceutical company focused on the sales, marketing, manufacturing and development of branded, generic and over-the-counter, which we refer to herein as OTC, pharmaceutical products for pediatric and adult indications in a variety of therapeutic areas. The Company expects to continue to execute its growth strategy which includes the horizontal integration of the Company’s branded prescription, generic and OTC businesses. The Company also plans to continue to make strategic acquisitions of products and companies, as well as develop and in-license additional products as capital availability permits. Branded products for the pediatrics market include CEDAX®, an antibiotic for middle ear infections, NATROBA®, a topical treatment for head lice marketed under an exclusive co-promotion agreement with ParaPRO, LLC, and a family of prescription treatments for cough and cold (ZUTRIPRO®, REZIRA®, BROVEX®, ALDEX® and PEDIATEX®). Branded products for gastroenterology include OMECLAMOX-PAK®, a 10-day treatment for H. pylori infection and duodenal ulcer disease, and REZYST®, a probiotic blend to promote dietary management. Through the Company’s wholly-owned subsidiary, Pernix Sleep (formerly Somaxon Pharmaceuticals, Inc.), the Company markets SILENOR® (doxepin), which is non- controlled substance approved for the treatment of insomnia characterized by difficulty with sleep maintenance. Through a license agreement with Pharmaceutical Associates, Inc., the Company markets VERIPRED™, a prescription drug product indicated for the control of severe allergic conditions. In addition, a product candidate utilizing cough-related intellectual property is in development for the U.S. OTC market which the Company intends to market under the brand name Dr. Cocoa. The Company promotes branded pediatric and gastroenterology products through its sales force. The Company markets generic products in the areas of cough and cold, pain, vitamins, dermatology, antibiotics and gastroenterology through the Company’s wholly-owned subsidiaries, Macoven Pharmaceuticals and Cypress Pharmaceuticals. The Company’s wholly-owned subsidiary, Pernix Manufacturing, manufactures and packages products for the Company’s subsidiaries and for others in the pharmaceutical industry in a wide range of dosage forms.

Business Combinations

On March 6, 2013, the Company acquired all of the outstanding common stock of Somaxon Pharmaceuticals, Inc. pursuant to an agreement and plan of merger dated December 10, 2012. As a result of the merger, each outstanding share of Somaxon common stock was converted into the right to receive 0.477 shares of the Company’s common stock, with cash paid in lieu of fractional shares. As a result of the merger, the Company issued an aggregate of approximately 3,665,689 shares of its common stock to the former stockholders of Somaxon. Somaxon is a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and product candidates to treat important medical conditions where there is an unmet medical need and/or high level of patient dissatisfaction, mainly in the central nervous system therapeutic area. At the time of acquisition, Somaxon was only marketing Silenor. The company’s name was changed from Somaxon to Pernix Sleep, Inc.

On December 31, 2012, the Company completed the acquisition of Cypress Pharmaceuticals, Inc., a generic pharmaceutical company, and its subsidiary Hawthorn Pharmaceuticals, Inc, a branded pharmaceutical company, both of which were privately owned companies, collectively referred to herein as Cypress. The Company paid $52 million in cash, issued 4,427,084 shares of our common stock having an aggregate market value equal to approximately $34.3 million based on the closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012, and agreed to pay up to $6.5 million in holdback and contingent payments, $4.5 million to be deposited in escrow on December 15, 2013 and $5.0 million in shares of our common stock upon the occurrence of a milestone event, for an aggregate purchase price of up to $102.3 million. The Company also granted a put right to the sellers pursuant to which the sellers may put such shares to the Company at approximately $5.38 per share, with such put right being exercisable from January 1, 2014 to January 31, 2014. Cypress offers a wide array of branded and generic pharmaceutical products in the areas of cough and cold, nutritional supplements, analgesics, urinary tract, women’s health, pre-natal vitamins and dental health, as well as allergy, respiratory, iron deficiency, nephrology and pain management. See Note 4, Business Combinations and Other Acquisitions, and Note 12, Debt, for further discussion.

Note 2.	Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals in the United States (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results for future periods or the full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Pernix’s wholly-owned subsidiaries Pernix Therapeutics, LLC, GTA GP, Inc., GTA LP, Inc., Gaine, Inc., Macoven, Pernix Manufacturing (acquired July 1, 2012), Respicopea, Inc. (acquired May 14, 2012), Cypress (acquired December 31, 2012) and Pernix Sleep, Inc. (acquired March 6, 2013). Respicopea, Pernix Manufacturing, Cypress and Pernix Sleep are included only for the period subsequent to their acquisition. Transactions between and among the Company and its consolidated subsidiaries are eliminated.

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

Fair Value of Financial Instruments

A financial instrument is defined as cash equivalent, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash equivalents (including our Regions Trust Account which invests in short-term securities consisting of sweep accounts, money market accounts and money market mutual funds), an investment in equity securities (TherapeuticsMD), contingent consideration and a put right in connection with the acquisition of Cypress.

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

The following table sets forth a summary of Pernix’s consolidated net revenues (in thousands) for the years ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Gross product sales	$38,584,976	$20,267,648
Sales allowances	(18,673,243)	(6,283,288)
Net product sales	19,911,733	13,984,360
Manufacturing revenue	1,184,032	─
Co-promotion and other revenue	983,108	497,665
Net revenues	$22,078,873	$14,482,025

The Company’s customers consist of drug wholesalers, retail drug stores, mass merchandiser and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties. The following tables list the Company’s customers that individually comprised greater than 10% of total gross product sales for the three months ended March 31, 2013 and 2012, or 10% of total accounts receivable as of March 31, 2013 and December 31, 2012.

	Gross Product Sales
	Three Months Ended March 31,
	2013	2012
Cardinal Health, Inc.	29%	33%
McKesson Corporation	36%	24%
AmerisourceBergen Drug Corporation	12%	17%
Total	77%	74%

	Accounts Receivable
	March 31,	December 31,
	2013	2012
Cardinal Health, Inc.	29%	43%
McKesson Corporation	27%	17%
Walgreens	13%	11%
Total	69%	71%

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

Cost of Product Sales

Cost of product sales is comprised of (1) costs to manufacture or acquire products sold to customers; (2) royalty, co-promotion and other revenue sharing payments under license and other agreements granting the Company rights to sell related products; and (3) direct and indirect distribution costs incurred in the sale of products. The Company acquired the rights to sell certain of our commercial products through license and assignment agreements with the original developers or other parties with interests in these products. These agreements obligate us to make payments based on our net revenues from related products. These agreements obligate the Company to make payments under varying payment structures based on our net revenue from related products.

As part of the acquisitions of Cypress and Somaxon, the Company adjusted the predecessor cost basis increasing inventory to fair value as required by ASC 820. As a result, $8,600,000 and $695,000, respectively, was recorded to adjust inventory to fair value. For the three months ended March 31, 2013, approximately $3,815,000 of the increase in cost of sales was attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing.

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

Product Returns

Consistent with industry practice, the Company offers contractual return rights that allow its customers to return short-dated or expiring products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. The Company’s products have a 15 to 36-month expiration period from the date of manufacture. The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. The Company estimates returns at percentages up to 10% of sales of branded and generic products and, from time to time, higher on launch return percentages for sales of new products. Returns estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage for our products. In addition to the accrual on sales during the three months ended March 31, 2013, the Company recorded an additional returns allowance of approximately $148,000 and reclassed approximately $300,000 in unrealized price adjustments due to higher than expected returns on certain generic products launched in 2011. The returns reserve may be adjusted as sales history and returns experience is accumulated on this portfolio of products. The Company reviews and adjusts these reserves quarterly.

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

Segment Information

The Company currently markets two major product lines: a branded pharmaceuticals product line and a generic pharmaceuticals product line. These product lines qualify for reporting as a single segment in accordance with GAAP because they are similar in the nature of the products and services, production processes, types of customer, distribution methods and regulatory environment. The Company has a manufacturing subsidiary but the majority of its revenue is generated through intercompany sales and is eliminated in consolidation. It is deemed immaterial for segment reporting purposes. The Company has initiated an OTC division that is currently developing one product. This division is deemed immaterial for segment reporting purposes.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net (loss) income	$(8,119,928)	$1,191,163

Denominator:
Weighted-average common shares, basic	35,052,205	25,921,139
Dilutive shares	─	552,225

Weighted-average common shares, diluted	35,052,205	26,473,364

Net (loss) income per share, basic	$(0.23)	$0.05

Net (loss) income per share, diluted	$(0.23)	$0.04

As of March 31, 2013, total outstanding options are 1,654,000. Options not included above as dilutive shares are anti-dilutive. See Note 15, Employee Compensation and Benefits, for information regarding the Company’s outstanding options.

Investments in Marketable Securities and Other Comprehensive Income

The Company holds investment marketable equity securities as available-for-sale and the change in the market value gives rise to other comprehensive income. The components of other comprehensive income are recorded in the consolidated statements of comprehensive (loss) income, net of the related income tax effect.

On October 5, 2011, the Company acquired 2.6 million shares of TherapeuticsMD for a purchase price of $1.0 million, or $0.38 per share, representing approximately 3.2% of TherapeuticsMD’s outstanding common stock at that time. The Company’s purchase was contingent upon TherapeuticsMD’s acquisition of VitaMedMD, which occurred on October 4, 2011. The Company has applied a 30% discount to the quoted market value of its TherapeuticsMD stock, which represents the Company’s estimate of the discount for lack of marketability for its non-controlling interest. In connection with the Company’s purchase of shares of TherapeuticsMD, the Company also entered into a software license agreement with VitaMedMD pursuant to which VitaMedMD granted the Company an exclusive license to use certain of its physician, patient and product data gathering software in the field of pediatric medicine for a period of five years for a monthly fee of $21,700. As of March 31, 2013, the Company has not activated this software license agreement and has not paid monthly fees pursuant thereto. Cooper Collins, the Company’s Chief Executive Officer, was appointed to the board of TherapeuticsMD following the Company’s acquisition of its interest in TherapeuticsMD.

	As of March 31, 2013
TherapeuticsMD Common Stock	Cost	Appreciation	Discount	Fair Value
2,631,579 shares	$1,000,000	$3,736,843	$(1,421,053)	$3,315,790

Reclassifications

Certain reclassifications have been made to prior period amounts in our consolidated statements of comprehensive (loss) income to conform to the current period presentation. These reclassifications related to the classification of cost of samples as a selling expense instead of including in cost of goods and had no effect on net income as previously reported.

Recent Accounting Pronouncements

There have been no other recent accounting pronouncements that have not yet been adopted by us that are expected to have a material impact on our condensed consolidated financial statements from the accounting pronouncements previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Note 3.	Fair Value Measurement

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Level 1		Level 2		Level 3	Total
Assets
Investments in TherapeuticsMD	$	─	$	─	$3,316	$3,316
Total Assets	$	─	$	─	$3,316	$3,316
Liabilities
Contingent consideration(1)	$	─	$	─	$10,812	$10,812
Put right(2)		─		─	5,506	5,506
Total Liabilities	$	─	$	─	$16,318	$16,318

	December 31, 2012
	Level 1		Level 2		Level 3	Total
Assets
Investments in TherapeuticsMD	$	─	$	─	$5,711	$5,711
Total Assets	$	─	$	─	$5,711	$5,711
Liabilities
Contingent consideration(1)	$	─	$	─	$10,962	$10,962
Put right(2)		─		─	3,365	3,365
Total Liabilities	$	─	$	─	$14,327	$14,327
______________
(1)
Contingent consideration consists of certain holdback payments, contingent cash and equity payments and future cash to be placed in escrow with respect to our acquisition of Cypress. The fair value of the contingent consideration is included in other liabilities on the accompanying consolidated balance sheets. The fair value of contingent consideration has been estimated using probability weighted discounted cash flow models (DCF). The DCF incorporates Level 3 inputs including estimated discount rates that the Company believes market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to the Cypress acquisition agreement. The Company analyzes and evaluates these fair value measurements quarterly to determine whether valuation inputs continue to be relevant and appropriate or whether current period developments warrant adjustments to valuation inputs and related measurements. Any increases or decreases in discount rates would have an inverse impact on the value of related fair value measurements, while increases or decreases in expected cash flows would result in a corresponding increase or decrease in fair value measurements.

(2)
The fair value of the put right was calculated using a Black-Scholes valuation model with assumptions for the following variables: closing Pernix stock price on the acquisition date, risk-free interest rates, and expected volatility.

For the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the year.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Assets:	Investment in Therapeutics MD
Beginning balance at January 1, 2013	$5,710,526
Unrealized loss on investments (1)	(2,394,736)
Ending balance at March 31, 2013	$3,315,790

The amount of total (gains) or losses for the year included in earnings, attributable to changes in unrealized (gains) or losses relating to assets or liabilities still held at year-end, net of tax	$1,448,645

Liabilities:	Contingent Liability Consideration
Beginning balance at January 1, 2013	$14,327,680
Interest accretion of Cypress contingent consideration	133,000
Change in fair value of Cypress contingent consideration	(283,000)
Change in fair value of Cypress put right	2,140,727
Ending balance at March 31, 2013	$16,318,407
______________
(1)	Recorded as a component of other comprehensive income within stockholders’ equity, net of tax.

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

Somaxon Acquisition

On March 6, 2013, Pernix completed an acquisition of Somaxon Pharmaceuticals, Inc. by means of the merger of a wholly-owned subsidiary of the Company with and into Somaxon. As a result of the transaction, each outstanding share of Somaxon common stock, was converted into the right to receive 0.477 shares of Pernix common stock. Somaxon stockholders received approximately 3.66 million shares of Pernix common stock which was calculated based on a value weighted average price of Pernix stock and a common stock value consideration of $25 million (with a fair value at closing of approximately $23.8 million).. Upon completion of the merger all unexercised and unexpired warrants to purchase Somaxon common stock were assumed by Pernix and were estimated to have a fair value of $0.9 million at the closing date.

The Somaxon acquisition is expected to broaden the Company’s branded and generic product portfolio and to provide the opportunity for OTC development of Silenor, a non-controlled substance approved for the treatment of insomnia characterized by difficulty with sleep maintenance.

The Somaxon acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) No. 805 “Business Combinations” (“ASC 805”) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price allocation is preliminary with respect to taxes and certain accruals and includes the use of estimates based on information that was available to management at the time these unaudited condensed consolidated financial statements were prepared. The Company believes the estimates used are reasonable and the significant effects of the Somaxon acquisition are properly reflected. However, the estimates are subject to change as additional information becomes available and is assessed by the Company.

The following table summarizes the consideration paid to acquire Somaxon and the estimated values of assets acquired and liabilities assumed in the accompanying unaudited condensed consolidated balance sheet based on their fair values on March 6, 2013 (in thousands, except stock price):

Consideration(i):
Shares of Pernix common stock issued to Somaxon’ stockholders	3,665
Pernix common stock price	$6.26
Fair value of common stock issued	$22,945
Fair value of warrants(ii)	895
Total consideration	$23,840

Estimated Fair Value of Liabilities Assumed:
Current liabilities	$8,764
Long-term liabilities	3,403
Long-term deferred tax liability(iii)	11,342
Amount attributable to liabilities assumed	$23,509
Total purchase price plus liabilities assumed	$47,349

Estimated Fair Value of Assets Acquired:
Current assets, excluding inventory	$4,782
Inventory(iv)	1,090
Intangible assets(v)	30,729
Amount attributable to assets acquired	$36,601

Goodwill(vi)	$10,748

(i)
Under the terms of the merger agreement, consideration paid by Pernix consisted of approximately 0.477 shares of Pernix common stock for each share of Somaxon common stock and assumption of Somaxon’s warrants. The fair value of the total purchase price was based upon the price of Pernix common stock on the day immediately prior to the closing date of the transaction, March 6, 2013. The Company issued a total of 3.66 million shares of its common stock to former Somaxon stockholders in exchange for their shares of Somaxon common stock and assumed approximately 469 thousand of outstanding warrants.

(ii)
The $0.9 million fair value of the assumed warrants was calculated using a Black-Scholes valuation model with assumptions for the following variables: price of Pernix stock on the closing date of the merger; risk-free interest rates; and expected volatility. The assumed warrants have been classified as equity.

(iii)
The Company received carryover tax basis in Somaxon’s assets and liabilities because the acquisition was not a taxable transaction under the United States Internal Revenue Code of 1986, as amended. Based upon the preliminary purchase price allocation, an increase in financial reporting carrying value related to the intangible assets and the inventory acquired from Somaxon is expected to result in a deferred tax liability of approximately $11.3 million.

(iv)
As of the effective date of the acquisition, inventories are required to be measured at fair value. The estimated increase is preliminary and could vary materially from the actual values; the fair value of inventory was estimated based on estimated percentage of completion of work-in-progress inventory and selling costs left to incur.

(v)
As of the effective date of the Somaxon acquisition, identifiable intangible assets are required to be measured at fair value and these acquired assets could include assets that are not intended to be used or sold or that are intended to be used in a manner other than their highest and best use. For purposes of the valuation, it is assumed that all assets will be used and that all assets will be used in a manner that represents the highest and best use of those assets, but it is not assumed that any market participant synergies will be achieved. The consideration of synergies has been excluded because they are not considered to be factually supportable.

The fair value of identifiable intangible assets is determined primarily using the income method, which starts with a forecast of all the expected future net cash flows. Some of the more significant assumptions inherent in the development of intangible asset values, from the perspective of a market participant, include: the amount and timing of projected future cash flows (including revenue, cost of sales, research and development costs, sales and marketing expenses, capital expenditures and working capital requirements) as well as estimated contributory asset charges; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, among other factors.

The consolidated financial statements include estimated identifiable intangible assets representing in-process research and development, or IPR&D, intangibles valued at $22.3 million and core technology intangibles valued at $7.7 million. The IPR&D are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. Accordingly, during the development period, these assets are not amortized but subject to impairment review. The core technology intangible assets represent developed technology of products approved for sale in the market, which we refer to as marketed products, and have finite useful lives. They are amortized on a straight line basis over a weighted average of 4 years.

(vi)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but tested for impairment on an annual basis or when indications of impairment exist. Goodwill is not deductible for tax purposes. Goodwill specifically includes the expected synergies and other benefits that the Company believes will result from combining its operations with those of Somaxon and other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition.

Cypress Acquisition

On December 31, 2012, the Company completed the acquisition of Cypress Pharmaceuticals, Inc., a privately-owned generic pharmaceutical company and its subsidiary Hawthorn Pharmaceuticals, Inc., a privately-owned, branded pharmaceutical company, which the Company refers to collectively as Cypress, by purchasing all the outstanding capital stock of Cypress from the Cypress stockholders. The Company paid $52.0 million in cash and issued 4,427,084 shares of the Company’s common stock with a market value equal to approximately $34.3 million based on the closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012. In addition, the Company agreed to pay a holdback payment up to $5.5 million on December 15, 2013, a $1.0 million payment contingent on Cypress’ 2013 gross sales, $4.5 million to be deposited in escrow on December 15, 2013 and $5.0 million in shares of Company’s common stock upon the occurrence of a milestone event for an aggregate purchase price up to $102.3 million, with a fair value, including the value of the put right (See Note 4), of approximately $100.6 million.

The Cypress acquisition is expected to significantly increase and broaden the Company’s branded and generic product portfolio and provide the Company with in-house product development and regulatory expertise. Since 2008, Cypress has been awarded nine ANDA and three NDA approvals (REZIRA, ZUTRIPRO and VITUZ) and currently has nine ANDAs on file with the FDA for future approvals.

The Cypress acquisition was accounted for as a business combination in accordance with ASC No. 805 “Business Combinations” (“ASC 805”) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values.

 A preliminary allocation of the purchase price as of December 31, 2012 was prepared in connection with the Company's annual financial statements filed on Form 10-K for the period ended December 31, 2012. In March 2013, the Company received an updated valuation summary of the purchase consideration which was compared to the preliminary fair value estimates that were used to prepare the initial purchase price allocation. With the information, the Company updated the assets acquired, as well as certain other estimates used in the initial purchase price allocation related to deferred tax amounts and other accruals based on the updated valuation. The following allocation is still preliminary with respect to final tax amounts, pending completion of the 2013 Cypress tax return and certain accruals and includes the use of estimates based on information that was available to management at the time these unaudited condensed consolidated financial statements were prepared. The Company believes the estimates used are reasonable and the significant effects of the acquisition are properly reflected. However, the estimates are subject to change as additional information becomes available and is assessed by the Company. The following table summarizes the consideration paid to acquire Cypress and the estimated values of assets acquired and liabilities assumed in the accompanying unaudited condensed consolidated balance sheets based on their fair values on December 31, 2012 (in thousands, except stock price):

	December 31, 2012 (As initially reported)	Measurement Period Adjustments(i)		December 31, 2012 (As adjusted)

Consideration (ii):
Shares of Pernix common stock issued to Cypress’ stockholders (iii)	4,427			4,427
Pernix common stock price	$7.75	$		$7.75
Fair value of common stock issued	$34,310			34,310
Cash, net of cash acquired	52,000			52,000
Fair value of holdback payments (iv)	1,507		-	1,507
Future cash to be placed in escrow (iv)	4,292		-	4,292
Contingent payment (iv)(v)	763		-	763
Contingent equity payment (vi)	4,400			4,400
Fair value of put right (vii)	3,366		-	3,366
Total consideration	$100,638		$-	$100,638

Estimated Fair Value of Liabilities Assumed:
Current liabilities	$17,188	335	17,523
Long-term deferred tax liability (viii)	31,301	2,700	34,001
Amount attributable to liabilities assumed	$48,489	3,035	51,524
Total purchase price plus liabilities assumed	$149,127	3,035	152,162

Estimated Fair Value of Assets Acquired:
Current assets, excluding inventory, net of cash acquired (ix)	$17,805	-	17,805
Inventory (x)	14,177		14,177
Intangible assets (xi)	82,200		82,200
Other	106		106
Amount attributable to assets acquired	$114,288	-	114,288

Goodwill (xi)	$34,839	3,035	37,874
Acquisition costs included in SG&A	$474		474

_____________
(i)
After the December 31, 2012 consolidated financial statements were issued, the Company updated certain estimates used in the purchase price allocation, primarily with respect to fair value of the consideration, deferred tax amounts and other accruals due to more current information. The adjustments are based on updated assumptions and information related to facts and circumstances that existed as of the acquisition date as well as confirmatory information related to accruals.

(ii)
Based on the terms of the purchase and sale agreement, the fair value of consideration payable to the former stockholders of Cypress consists of $52.0 million in cash, net of cash acquired, a holdback payment initially valued at $1.5 million, a contingent payment initially valued at $0.8 million, a future cash payment to be placed in escrow due within one year from the acquisition date initially valued at $4.2 million, $34.3 million of common stock of the Company, a contingent equity payment valued at $4.4 million and put right liability initially valued at $3.4 million.

(iii)
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

(iv)
The fair value of the $5.3 million holdback payment (less approximately $3.7 million in expected buyer claims against this holdback pursuant to the amendment to the merger agreement), $0.5 million contingent payment and the $4.4 million cash to be placed in escrow was determined by discounting the future purchase price consideration at the cost of debt.

(v)
The $1.0 million payment is contingent upon an increase of 10% or more in Cypress’ gross sales for 2013 over 2012 and the estimated fair value of $0.5 million at the acquisition date is based on the estimated probability of success of such increase (80%).

(vi)
The contingent equity payment requires the Company to pay the sellers $5 million in the Company’s common shares, with such number of shares based on the volume-weighted average price for the 30 trading days prior to the milestone event. The equity payment is contingent on the FDA approval of certain drugs currently in process or is payable if the Company decides not to fund the development budget for certain in-process drugs. The fair value of the contingent equity payment of $4.4 million was estimated by determining the probability of each payout scenario and the payment associated with each scenario. The fair value of the equity payment is the sum of the probability adjusted payouts. The sellers will have a put right to put shares obtained in the payment of the milestone to the Company at a price equal to 50% of the amount at which such shares were issued with such put being exercisable for a 30-day period beginning on the one-year anniversary from their date of issuance.

(vii)
Represents the fair value of the put right, which, if exercised, requires the Company to repurchase its common stock issued as consideration to the sellers for the Cypress acquisition within one year from the acquisition date. The put right allows the sellers of Cypress to sell the Company’s common stock received as consideration back to the Company at a per share price of $5.38, representing 70% of the volume weighted average trading price of the Company’s common stock for the 30 trading days prior to November 13, 2012. The fair value of the put right was calculated using a Black-Scholes valuation model with assumptions for the following variables: closing Pernix stock price on the acquisition date, risk-free interest rates, and expected volatility. As the put right provides the sellers of Cypress a cash settlement right, this cash redemption feature is bifurcated from common stock issued as a consideration and classified as a current liability.

(viii)
The Company received carryover tax basis in Cypress’ assets and liabilities because the acquisition was not a taxable transaction under the United States Internal Revenue Code of 1986, as amended. Based upon the preliminary purchase price allocation, an increase in financial reporting carrying value related to the intangible assets and the inventory acquired from Cypress is expected to result in a deferred tax liability of approximately $34.0 million.

(ix)	Includes trade receivables with a fair value of $13.2 million which includes gross receivables of $13.5 million less $0.3 million in cash flows not expected to be collected.

(x)
As of the effective date of the acquisition, inventories are required to be measured at fair value. The estimated increase is preliminary and could vary materially from the actual values; the fair value of inventory was estimated based on estimated percentage of completion of work-in-progress inventory and selling costs left to incur. As of the effective time of the Cypress acquisition, identifiable intangible assets are required to be measured at fair value and these acquired assets could include assets that are not intended to be used or sold or that are intended to be used in a manner other than their highest and best use. For purposes of the valuation, it is assumed that all assets will be used in a manner that represents the highest and best use of those assets, but it is not assumed that any market participant synergies will be achieved. The consideration of synergies has been excluded because they are not considered to be factually supportable.

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

The condensed consolidated financial statements include estimated identifiable intangible assets representing in-process research and development, or IPR&D, intangibles valued at $45.2 million and core technology intangibles valued at $37.0 million. The IPR&D are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. Accordingly, during the development period, these assets are not amortized but subject to impairment review. The core technology intangible assets represent developed technology of products approved for sale in the market, which we refer to as marketed products, and have finite useful lives. They are amortized on a straight line basis over a weighted average of 10 years.

(xi)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but tested for impairment on an annual basis or when indications of impairment exist. Goodwill is not deductible for tax purposes. Goodwill specifically includes the expected synergies and other benefits that the Company believes will result from combining its operations with those of Cypress and other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. See Note (i) for discussion of changes to goodwill.

Pro Forma Impact of Acquisitions (Unaudited)

The following unaudited pro forma combined results of operations are provided for the quarters ended March 31, 2013 and March 31, 2012 as though the Somaxon and Cypress acquisitions had been completed as of January 1, 2012. The pro forma combined results of operations for the quarter ended March 31, 2012 have been prepared by adjusting the historical results of the Company to include the historical results of Somaxon and Cypress, and for the quarter ended March 31, 2013 by adjusting the historical results of the Company to include the historical results of Somaxon. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Somaxon and Cypress acquisitions or any estimated costs that will be incurred to integrate Somaxon and Cypress. Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

	Quarter ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue	$23,806,894	$30,240,754
Net income(loss)	(10,192,890)	(2,033,747)
Pro forma net income (loss) per common share
Basic	$(0.26)	$(0.06)
Diluted	$(0.26)	$(0.06)

The Company’s historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Somaxon and Cypress acquisitions and factually supportable. The unaudited pro forma consolidated results include the historical revenues and expenses of assets acquired and liabilities assumed in the acquisitions with the following adjustments:

●	Adjustment to recognize incremental amortization expense based on the fair value of intangibles acquired;
●	Eliminate historical interest expense for Cypress debt that was extinguished;
●	Adjustment to recognize interest expense for debt issued in connection with the Cypress transaction;
●	Eliminate transaction costs and non-recurring charges directly related to the Somaxon acquisition that were included in the historical results of operations for Pernix and Somaxon;
●	Adjustment to recognize pro forma income tax based on 36.95% rate;
●	Adjustment to recognize the issuance of 4.4 million shares of the Company’s common stock as consideration for the Cypress acquisition; and
●	Adjustment to recognize the issuance of 3.6 million shares of the Company’s common stock as consideration for the Somaxon acquisition.

For the quarter ended March 31, 2013, the Company has recognized revenue and earnings for Somaxon subsequent to the closing on March 6, 2013 in the amount of $1.2 million and $0.3 million, respectively. Non-recurring transaction costs of $3.2 million related to the Somaxon acquisition for the three months ended March 31, 2013 are included in the consolidated statement of operations in selling, general and administrative expenses; these non-recurring transaction costs have been excluded from the pro forma results in the above table.

Acquisition of GSL

On July 2, 2012, the Company acquired the business assets of Great Southern Laboratories, or GSL, a pharmaceutical contract manufacturing company located in Houston, Texas. The Company closed on the related real estate on August 30, 2012. Upon the final closing, the Company paid an aggregate of approximately $4.9 million (including $300,000 deposited to an escrow account that was subsequently refunded to the Company in payment of unrecorded liabilities), and assumed certain liabilities totaling approximately $5.9 million for substantially all of GSL’s assets including the land and buildings in which GSL operates. GSL has an established manufacturing facility for the pharmaceutical industry, which is expected to provide the Company with potential cost savings going forward. The Company acquired the GSL assets through a wholly-owned subsidiary, Pernix Manufacturing, LLC. The results of operations of Pernix Manufacturing have been included in the Company’s consolidated financial statements as of and since the acquisition date.

The GSL Acquisition was accounted for as a business combination in accordance with ASC No. 805 “Business Combinations” (“ASC 805”) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values.

Pro forma combined results of operations for the quarter ended March 31, 2012 as though the GSL acquisition had been completed as of January 31, 2012 are omitted from this quarterly report on Form 10-Q. The Company determined that it is impractical to include such pro forma information given the immateriality of the transaction and the difficulty in obtaining the historical financial information of GSL. Inclusion of such information would require the Company to make estimates and assumptions regarding GSL’s historical financial results that we believe may ultimately prove inaccurate.

Note 5.	Derivative Instruments

In connection with the acquisition of Cypress effective December 31, 2012, the Company issued a put right to Cypress’ former shareholders. The put right, which expires in January 31, 2014, is exercisable during the thirty-day period immediately following the one-year anniversary date of the business acquisition, which if exercised would enable them to sell any of the shares they still hold (4,042,148 as of March 31, 2013) from the underlying 4,427,084 shares of the Company’s common stock they received as part of the purchase consideration, back to the Company at a price of $5.38 per share, which represents a 30% discount off of the per-share value established on the effective date of the closing of the Company’s acquisition of Cypress. In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $3.4 million using a Black-Scholes model. The inputs used in the valuation of the put right include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At March 31, 2013, the fair value of the put right liability was re-measured and was determined to have increased $2.1 million during the three month period then ended, with such amount reflected as a loss included in other non-operating income in the accompanying Condensed Consolidated Statement of Income. As of March 31, 2013, the aggregate fair value of this derivative instrument, which is included in current liabilities in the Condensed Consolidated Balance Sheet, was $5.5 million. The Company has classified the put right, for which the fair value is re-measured on a recurring basis at each reporting date as a Level 3 instrument (i.e. wherein fair value is partially determined and based on unobservable inputs that are supported by little or no market activity), which the Company believes is the most appropriate level within the fair value hierarchy based on the inputs used to determine its fair value at the measurement date.

Note 6.	Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2013	December 31, 2012
Trade accounts receivable	$29,205,317	$35,723,488
Less allowance for prompt pay discounts	(615,498)	(727,714)
Less allowance for doubtful accounts	(39,231)	(39,231)
Total trade receivables	28,550,588	34,956,543

Receivables from third parties – revenue sharing arrangements	2,010,636	1,690,544
Total accounts receivable	$30,561,224	$36,647,087

The Company typically requires customers to remit payments within the first 30 days for brand purchases or 60 to 120 days for generic purchases (depending on the customer and the products purchased). The Company offers wholesale distributors a prompt payment discount, which is typically 2%, as an incentive to remit payment within these deadlines. Accounts receivable are stated net of the estimated prompt pay discount. The Company’s management evaluates accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate. As of March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was approximately $39,000.

Note 7.	Inventory

Inventories consist of the following:

	March 31, 2013	December 31, 2012
Raw materials	$1,887,119	$1,550,736
Packaging materials	887,649	866,674
Samples	888,677	792,702
Finished goods	15,943,569	19,860,995
	19,607,014	23,071,107
Reserve for obsolescence	(1,339,790)	(1,056,702)
Inventory, net	$18,267,224	$22,014,405

An increase in the basis of inventory related to the acquisitions of Cypress and Somaxon are included in the balances above as of March 31, 2013 and December 31, 2012. The increase included in raw materials was $227,274 and $0 as of March 31, 2013 and December 31, 2012, respectively. The increase included in finished goods was $5,202,466 and $8,600,000 as of March 31, 2013 and December 31, 2012, respectively.

Note 8.	Intangible Assets and Goodwill

Intangible assets consist of the following:

		March 31,	December 31,
	Life	2013	2012
Patents	12 - 15 years	$1,442,000	$1,442,000
Brand	8 years	3,887,000	3,887,000
Product licenses	1 – 13 years	16,363,794	15,135,050
Customer relationships	6 years	1,848,000	1,848,000
Non-compete and supplier contracts	2 - 7 years	5,194,571	5,194,571
Trademark rights	Indefinite	638,563	638,563
In-process research and development	(1)	61,500,000	45,200,000
Developed technology	9-11 years	50,700,000	37,000,000
		141,573,928	110,345,184
Accumulated amortization		(8,176,852)	(6,290,753)
Total		$133,397,076	$104,054,431
__________
(1) Amortization will begin once the related products go into production or if the product in development fails or is abandoned, it will be written off.

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

Amount
2013 (April – December)	$6,903,021
2014	9,204,028
2015	9,204,028
2016	9,204,028
2017	7,533,778
Thereafter	29,209,630
Total	$71,258,513

Amortization expense is approximately $1,886,000 and $612,000 for the three months ended March 31, 2013 and 2012, respectively.

Changes in the carrying amount of goodwill for the three months ended March 31, 2013 and the year ended December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Beginning Balance	$37,160,911	$1,406,591
Goodwill acquired – Somaxon	10,748,244	─
Goodwill acquired – Cypress	─	34,838,745
Goodwill acquired – GSL	─	915,575
Adjustments (1)	3,250,000	─
Total	$51,159,155	$37,160,911
_____________
(1) Primarily reflects the impact of measurement period adjustments related to Cypress acquisition composed of a deferred tax asset on the increase in the basis of the acquired inventory and an increase in certain accrued allowances.

Note 9.	Accrued Allowances

Accrued allowances consist of the following:

	March 31,	December 31,
	2013	2012
Accrued returns allowance	$12,349,942	$12,057,464
Accrued price adjustments	13,733,822	10,960,042
Accrued government program rebates	8,625,028	7,037,045
Total	$34,708,792	$30,054,551

Note 10.	Other Liabilities

Other liabilities consist of the following:

	March 31, 2013	December 31, 2012
Stock repurchase contract with employee	$300,000	$600,000
Cypress acquisition contingent consideration	16,347,312	14,666,175
Product license contracts (see Note 8)	530,000	630,000
Settlement obligations (see Note 16)	3,750,000	─
Deferred revenue	400,414	─
Total contracts payable and other obligations	$21,327,726	$15,896,175

Other liabilities – current	$13,558,651	$8,130,664
Other liabilities – long term	$7,769,075	$7,765,511

Note 11.	Debt

Debt consists of the following:

	March 31, 2013	December 31, 2012
Amounts outstanding under the Credit Facility – MidCap Funding V, LLC	$41,475,000	$42,000,000
Stancorp Mortgage	1,548,729	1,580,748
Capital leases (see Note 16)	14,421	55,328
Total debt	$43,038,151	$43,636,076

Debt – current	$2,510,208	$2,286,513
Debt – long term	$40,527,943	$41,349,563

Credit Facility – MidCap Funding V, LLC

In connection with the purchase of all of the capital stock of Cypress, the Company, together with its subsidiaries, entered into a Credit and Guaranty Agreement, dated December 31, 2012, with MidCap Funding V, LLC, as administrative agent, a lender and as a co-bookrunner, and Business Development Corporate of America, as co-bookrunner, and additional lenders from time to time party thereto. The credit agreement provided for a term credit facility of $42 million. Subject to certain permitted liens, the obligations under this facility were secured by a first priority perfected security interest in substantially all of the assets of the Company and its subsidiaries. The proceeds from this facility were used to fund a portion of the cash consideration of the acquisition of Cypress.

The credit agreement was subject to certain financial and nonfinancial covenants that were significantly more onerous than the covenants under our prior facility with Regions, and also contained customary representations and warranties and event of default provisions for a secured credit facility.

The facility bore interest at a rate equal to the sum of the LIBOR rate plus an applicable margin of 6.50% per annum (9.3% at March 31, 2013). The Company was required to make quarterly repayments beginning on March 31, 2013 and ending on December 31, 2017, when all remaining principal was due and payable. In addition, the Company was able to voluntarily repay outstanding amounts under the credit agreement at any time without premium or penalty. On May 8, 2013, the Company entered into an amended and restated credit and guaranty agreement with Midcap. See Note 17, Subsequent Events, for further information.

The future maturity schedule of the credit facility was as follows as of March 31, 2013:

2013 (April – December)	$1,575,000
2014	3,150,000
2015	4,200,000
2016	5,250,000
2017	27,300,000
$41,475,000

Mortgage

Certain real estate acquired in the acquisition of GSL is encumbered by a mortgage that the Company assumed. The monthly fixed payment under this mortgage, including principal and interest, is approximately $19,000 until February 1, 2022. This mortgage is included under the caption Debt – short term and Debt – long term on the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012. The outstanding mortgage balance is $1,548,729 and $1,580,748 as of March 31, 2013 and December 31, 2012, respectively.

Note 12.	Temporary Equity

The Company issued 4,427,084 shares of its common stock as consideration to the sellers for the Cypress acquisition. These shares are subject to a put right that provides the sellers of Cypress a cash settlement right. This cash redemption feature is bifurcated from common stock issued as a consideration and is classified as current liability. Subsequent to the acquisition of Cypress, 384,936 shares that were subject to the put right were sold by former Cypress shareholders on the open market. See Note 5, Derivative Instruments, for further information.

Note 13.	Stockholders’ Equity

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

Note 14.	Employee Compensation and Benefits

The Company participates in a 401(k) plan, which covers substantially all full-time employees. The Plan is funded by employee contributions and discretionary matching contributions determined by management. At the Company’s discretion, it may match up to 100 percent of each employee’s contribution, not to exceed the first six percent of the employee’s individual salary. There is a six-month waiting period from date of hire to participate in the plan. Employees are 100 percent vested in employee and employer contributions. Contribution expense was approximately $137,000 and $110,000 for the three months ended March 31, 2013 and 2012, respectively.

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

As of March 31, 2013, approximately 30,000 options remain outstanding that were issued to current officers under former incentive plans of GTA. The remaining average contractual life of these options is approximately 1.9 months.

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

The following table shows the weighted average of the assumptions used to value stock options on the date of grant, as follows:

Three Months
Ended
March 31, 2013
Weighted average expected stock price volatility	66.8%
Estimated dividend yield	0.0%
Risk-free interest rate	1.0%
Expected life of option (in years)	6.0
Weighted average fair value per share	$4.64

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

The following table shows the option activity, described above, during the three months ended March 31, 2013:

Option Shares	Shares	Average Exercise Price
Outstanding at December 31, 2012(1)	1,711,167	$4.87
Granted	45,000	7.75
Exercised	(40,000)	1.27
Cancelled	(62,167)	5.91
Expired	─
Outstanding at March 31, 2013	1,654,000	$4.80
Vested and exercisable, end of period	710,333	$4.63

The intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was approximately $132,000 and $203,000, respectively.

The weighted-average grant date fair value for options granted during the three months ended March 31, 2013 and 2012 was approximately $4.64 and $5.52, respectively.

The following table shows the details by range of exercise price for the total options outstanding at March 31, 2013:

		Options Outstanding		Options Exercisable
Range of Exercise Price ($)		Shares	Remaining Contractual Life (years)	Shares	Price ($)
1.94 - 2.20		5,000	1.9	5,000	$2.20
3.31 – 4.20	(1)	1,185,000	7.5	552,669	3.75
6.10		184,000	8.4	59,331	6.10
7.75 – 8.62		180,000	9.0	43,334	8.18
9.02 – 10.35		100,000	8.5	49,999	9.77
		1,654,000	7.8	710,333	$4.63
_____________
(1) Includes 460,000 options granted to ParaPRO, LLC on August 3, 2011, that vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of Natroba. For additional information, see Note 16, Commitments and Contingencies.

As of March 31, 2013, the aggregate intrinsic value of 710,333 options outstanding and exercisable was approximately $680,000.

As of March 31, 2013, there was approximately $1,212,000 of total unrecognized compensation cost related to unvested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 1.75 years.

Restricted Stock

The following table shows the Company's nonvested restricted stock outstanding at March 31, 2013:

		Weighted Average
		Grant Date
Restricted Stock Shares	Shares	Fair Value
Nonvested at December 31, 2012	728,333	$7.47
Granted	─
Vested	(138,332)	7.85
Forfeited	(202,000)	6.09
Nonvested at March 31, 2013	388,001	$8.06

During the three months ended March 31, 2013, no restricted common shares were issued. Approximately $4,039,000 of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

Effective July 22, 2010, the Company adopted the 2010 Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually (on May 1 and November 1), participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or end of such six-month period. The Employee Stock Purchase Plan expires on July 22, 2020. A total of 1,000,000 shares are available for purchase under this plan of which 60,159 have been issued. Compensation expense related to the Employee Stock Purchase Plan and included in the table below for the three months ended March 31, 2013 and 2012 was approximately $4,000 and $22,000, respectively.

Stock-Based Compensation Expense

The following table shows the approximate amount of total stock-based compensation expense recognized for employees and non-employees:

	Three Months Ended March 31,
	2013	2012
Employees	$425,000	$338,000
Non-employees/Directors	121,000	158,000

Total	$546,000	$496,000

Note 15.	Income Taxes

The effective income tax rate from continuing operations is different from the federal statutory rate for the three months ended March 31, 2013 and 2012 for the following reasons:

	Three Months Ended March 31,
	2013		2012
Expected taxes at statutory rates	(35.0	) %	35.0%
State taxes, net of federal tax benefit	(1.4	) %	3.2%
Nondeductible expenses, including merger related expenses	1.5%		1.6%
Put right expense	6.6%		─
Other	(0.4	) %	(0.1	) %
	(28.7	) %	39.7%

Note 16.	Commitments and Contingencies

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

On January 24, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Pernix and the other named defendants in such litigation signed a memorandum of understanding (the “MOU”) to settle such litigation. Confirmatory discovery was completed by April 2013. Subject to court approval and further definitive documentation in a stipulation of settlement, the MOU resolves the claims brought in such litigation and provides a release and settlement by the purported class of Somaxon’s former stockholders of all claims against the defendants and their affiliates and agents in connection with the Merger. The asserted claims will not be released until such stipulation of settlement is approved by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation. Additionally, as part of the MOU, Pernix made certain additional disclosures related to the Merger in the Proxy Statement/Prospectus. Finally, in connection with the proposed settlement, plaintiffs in such litigation intend to seek an award of attorneys’ fees and expenses in an amount to be approved or determined by the court.

In addition to the above proceedings, Pernix is subject to various claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material effect on Pernix’s financial position or results of operations.

Purchase Commitments

Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services. Our failure to satisfy minimum sales requirements under our co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights. In addition to minimum sales requirements under our co-promotion agreements, the Company has commitments under open purchase orders for inventory of approximately $7.6 million that can be cancelled without penalty.

Stock Options Issued in Exchange for Services

Pursuant to an agreement for support services entered into between the Company and ParaPRO on August 27, 2010 which commenced upon the launch of NATROBA on August 3, 2011, 460,000 stock options were granted to ParaPRO. The options have an exercise price of $3.65 which is the closing price of the Company’s stock as of the date of the support services agreement. The options are exercisable in seven installments in the following amounts: (i) 30,000 on August 1, 2012; (ii) 40,000 on August 1, 2013; (iii) 50,000 on August 1, 2014; (iv) 60,000 on August 1, 2015; (v) 70,000 on August 1, 2016; (vi) 90,000 on August 1, 2017; and (vii) 120,000 on August 1, 2018. The options are exercisable for a period of five years from the date each becomes exercisable and are valued at approximately $2,841,000. These options were granted in a private offering under Rule 4(2) of the Securities Act of 1933. As of March 31, 2013, there was approximately $1,691,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized ratably over a weighted-average period of 4.0 years.

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

Future minimum lease payments under non-cancelable operating leases are as follows as of March 31, 2013 (in thousands):

2013 (April – December)	$716,000
2014	626,000
2015	232,000
2016	80,000
2017	─
Total	$1,654,000

Total rent expense was approximately $172,000 and $87,000 for the three months ended March 31, 2013 and 2012, respectively.

Capital leases on certain pharmaceutical manufacturing equipment assumed in the acquisition of GSL have terms to November 2013. There were multiple assets under various individual capital leases as of March 31, 2013.

Milestone Payments

The Company is party to certain license agreements and acquisition agreements as described in Note 4, Business Combinations and Other Acquisitions. Generally, these agreements require that the Company make milestone payments in cash upon the achievement of certain product development and commercialization goals and payments of royalties upon commercial sales. The amount and timing of future milestone payments, as discussed in the Notes referenced herein, may vary depending on when related milestones will be attained, if at all.

Other Revenue Sharing Agreements

The Company has entered into certain revenue sharing arrangements that require payments based on a specified percentage of net sales or a specified cost per unit sold. For the three months ended March 31, 2013 and 2012, we recognized approximately $503,000 and $1,114,000, respectively, in expense included in cost of goods sold from payments pursuant to co-promotion and other revenue sharing arrangements.

Other Commitments

Somaxon was subject to certain contractual payment obligations pursuant to settlement agreements entered into by it which the Company assumed.. As of March 31, 2013 and December 31, 2012, a $0.8 million balance remained unpaid under the terms of a settlement agreement relating to the termination of a co-promotion agreement. Pursuant to the terms of this agreement, six percent of sales of Silenor are payable to the counterparty until the balance is paid in full. In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor. Remaining payment obligations owed by Somaxon under these settlement agreements are $1.75 million and $2.0 million, respectively, payable in equal installments over the next seven and four years, respectively.

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

Note 17.	Subsequent Events

Credit Agreement

On May 8, 2013, the Company, together with its subsidiaries, entered into the Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with MidCap Financial, LLC, as Administrative Agent and as a lender, and additional lenders from time to time party thereto. The Restated Credit Agreement amends and restates in its entirety the Credit and Guaranty Agreement (the “Original Credit Agreement”) that the Company and its subsidiaries entered into, effective December 31, 2012, with MidCap Funding V, LLC, as Administrative Agent and as a lender, and certain additional parties thereto.

The Restated Credit Agreement provides for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with the entry into the Restated Credit Agreement, the Company prepaid approximately $12 million of the term loan that had been previously outstanding under the Original Credit Agreement. Under the Restated Credit Agreement, the Company’s borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the Restated Credit Agreement provides for an advance of up to $3 million in excess of the Company’s borrowing base until June 5, 2013, at which time all excess amounts, if any, will become due and payable. As of May 8, 2013, the outstanding balance under the term loan was $10.0 million and the outstanding balance under the revolver was $19.5 million.

Unlike the Original Credit Agreement, the Restated Credit Agreement does not include covenants limiting capital expenditures or requiring the Company to maintain a fixed charge coverage ratio and leverage ratio, but rather contains covenants requiring the Company to maintain a minimum amount of EBITDA and net invoiced revenues. Similar to the Original Credit Agreement, the Restated Credit Agreement includes customary covenants for a secured credit facility, which include, among other things, (a) restrictions on (i) the incurrence of indebtedness, (ii) the creation of or existence of liens, (iii) the incurrence or existence of contingent obligations, (iv) making certain dividends or other distributions, (v) certain consolidations, mergers or sales of assets and (vi) purchases of assets, investments and acquisitions; and (b) requirements to deliver financial statements, reports and notices to the administrative agent and other lenders, provided that, the restrictions described in (a)(i)-(vi) above are subject to certain exceptions and permissions limited in scope and dollar value. The Restated Credit Agreement also contains customary representations and warranties and event of default provisions for a secured credit facility.

The loans under this facility will bear interest at a rate equal to the sum of the LIBOR rate plus an applicable margin of 7.50% per annum. Pursuant to the Restated Credit Agreement, the Company has agreed to pay certain customary fees to the administrative agent and lenders.

Under the Restated Credit Agreement, the Company is required to make monthly repayments on the term loan beginning on November 7, 2013 and ending on May 7, 2016, when all remaining principal is due and payable. The revolving loan will be paid based on the Company’s cash receipts, with all principal due and payable on May 7, 2016. In addition, the Company is able to voluntarily prepay outstanding amounts under the revolving loan commitment at any time, subject to certain prepayment penalties.

As with the Original Credit Agreement, the obligations under the Restated Credit Agreement are secured by a first priority perfected security interest in substantially all of the assets of the Company and its subsidiaries, subject to certain permitted liens.

Appointment of Chief Executive Officer

Effective as of the close of business on May 10, 2013, Cooper C. Collins, our President, Chief Executive Officer, and director, will step down as the Company’s President and Chief Executive Officer.  However, Mr. Collins will remain a member of the Company’s board of directors and will continue to be employed by the Company in the newly-created position of Chief Strategic Officer.

Our current non-executive Chairman of the Board, Michael C. Pearce, age 51, succeeds Mr. Collins as President and Chief Executive Officer, also effective May 10, 2013.  Mr. Pearce will retain his board seat and position as our board’s Chairman but will step down as a member of the Company’s audit committee.

Mr. Pearce has been a private investor with emphasis on the cleantech and healthcare industries and the non-executive Chairman of our board since the March 2010 merger between Pernix Therapeutics Inc. and Golf Trust of America, Inc. (“GTA”) that led to the formation of our Company (the “Merger”).  Mr. Pearce served as Chairman and Chief Executive Officer of GTA from December 2007 until the Merger.  Over the course of twenty-five years, Mr. Pearce was employed in various technology industry management positions.  From late 1999-2001, he served as Chief Executive Officer of iEntertainment Network during a corporate restructuring. From 1996-1998, he was Senior Vice President of Sales and Marketing at publicly-traded VocalTec Communications, later returning in a consulting capacity to its chairman on matters pertaining to strategic alternatives, business development and mergers and acquisitions.  From 1983-1996, he was employed as Senior Vice President of Sales and Marketing at Ventana Communications, a subsidiary of Thomson Corporation; Vice President of Sales at Librex Computer Systems, a subsidiary of Nippon Steel Corporation; and National Sales Manager at Hyundai Electronics America.  From 1979 to 1983, he attended Southern Methodist University.  Mr. Pearce has also served on the board of directors of AVP, Inc.; Spatializer Audio Labs, Inc.; Reliability, Inc.; and Swiss Precision Corporation.

Mr. Pearce will receive an annual base salary of $350,000.  In addition, he received a grant of an option to purchase 250,000 shares of our common stock which vests in three equal annual installments beginning with the first anniversary of his appointment with a purchase price per share based on the closing price the day prior to his appointment.  Further, he received a grant of a restricted stock award of 250,000 shares of our common stock effective on the date of his appointment to also vest in three equal annual installments beginning with the first anniversary of his appointment.  In connection with his appointment, Mr. Pearce has agreed to purchase 250,000 shares of our common stock through a 10b5-1 plan.

Appointment of Principal Financial Officer

Effective May 8, 2013, Tracy Clifford, age 44, who was already serving as our Vice President of Accounting, Corporate Controller, Director of Finance, Secretary and Treasurer was appointed to also serve as our Company’s  Principal Financial Officer.  Ms. Clifford will hold the position of Principal Financial Officer until such time as the Company appoints a permanent Chief Financial Officer.

Ms. Clifford served as our Chief Financial Officer from the Merger until December 5, 2011, when she stepped down to serve as our Corporate Controller & Director of Finance.  She has been our Secretary and Treasurer continuously since the Merger.  Prior to the Merger, Ms. Clifford served as GTA’s Chief Financial Officer from January 2008 and as GTA’s Secretary from February 2007. Prior to becoming GTA’s CFO, Ms. Clifford held the positions of GTA’s Principal Accounting Officer from February 2007 to January 2008 and GTA’s Corporate Controller from September 1999 to February 2007.  Before joining GTA, Ms. Clifford served as a Director of Finance (February 1999 to September 1999) and Manager of Accounting and Financial Reporting (May 1995 to February 1999) at United Healthcare of Georgia in Atlanta. From June 1993 to May 1995, Ms. Clifford served as Manager of Accounting (January 1994 to May 1995) and Senior Accountant (June 1993 to January 1994) at North Broward Hospital District in Fort Lauderdale, Florida.  Ms. Clifford began her career at Deloitte & Touche in Miami, Florida where she was an auditor primarily for clients in the healthcare industry from September 1991 to June 1993.  Ms. Clifford holds a B.S. in Accounting from the College of Charleston and a M.B.A. with a concentration in Finance from Georgia State University.  Ms. Clifford is a member of the American Institute of CPAs and serves as an adjunct faculty member in the School of Business and Economics at the College of Charleston.

Texas Attorney General Medicaid Investigation

On May 9, 2013, our subsidiary, Cypress Pharmaceuticals, Inc., received notice from the Office of the Attorney General of the State of Texas that it had completed its initial analysis of transaction data provided by Cypress during 2012 to the Attorney General’s office and offering to settle all claims that the Attorney General alleges arise from Cypress’s prior actions under the Texas Medicaid Fraud Prevention Act.  The Company is currently assessing both the legitimacy of the claims made in this offer letter and the legal steps at its disposal to challenge the claims and the value placed on those claims.  Given that timing of our receipt of this correspondence, we are unable to determine whether and to what extent this would materially impact the Company’s business and operations at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impact our performance and a summary of our operating results. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with our unaudited condensed consolidated financial statements and the related notes included in “Part I—Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Part I—Item1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and “Part II—Item1A. Risk Factors” of this Quarterly Report on Form 10-Q for the three months ended March 31, 2013.

Executive Overview

Pernix Therapeutics Holdings, Inc. (“Pernix”, the “Company, “we” or “our”) is a specialty pharmaceutical company focused on the sales, marketing, manufacturing and development of branded, generic and over-the-counter, which we refer to herein as OTC, pharmaceutical products for pediatric and adult indications in a variety of therapeutic areas. We expect to continue to execute our growth strategy which includes the horizontal integration of our branded prescription, generic and OTC businesses. We also plan to continue to make strategic acquisitions of products and companies, as well as develop and in-license additional products as available capital permits. We manage a portfolio of branded and generic products. Our branded products for the pediatrics market include CEDAX®, an antibiotic for middle ear infections, NATROBA®, a topical treatment for head lice marketed under an exclusive co-promotion agreement with ParaPRO, LLC, and a family of prescription treatments for cough and cold (ZUTRIPRO®, REZIRA®, BROVEX®, ALDEX® and PEDIATEX®). Our branded products for gastroenterology include OMECLAMOX-PAK®, a 10-day treatment for H. pylori infection and duodenal ulcer disease, and REZYST®, a probiotic blend to promote dietary management. Through our wholly-owned subsidiary, Pernix Sleep, Inc. (formerly Somaxon Pharmaceuticals, Inc.), we market SILENOR® (doxepin), a non-controlled substance approved for the treatment of insomnia characterized by difficulty with sleep maintenance. Through our license agreement with Pharmaceutical Associates, Inc., we market VERIPRED™, a prescription drug product indicated for the control of severe allergic conditions. In addition, a product candidate utilizing cough-related intellectual property is in development for the U.S. OTC market which the Company intends to market under the brand name Dr. Cocoa. We promote our branded pediatric and gastroenterology products through our sales force. We market our generic products in the areas of cough and cold, pain, vitamins, dermatology, antibiotics and gastroenterology through our wholly-owned subsidiaries, Macoven Pharmaceuticals and Cypress Pharmaceuticals. Our wholly-owned subsidiary, Pernix Manufacturing, manufactures and packages products for the pharmaceutical industry in a wide range of dosage forms.

On March 6, 2013, the Company acquired all of the outstanding common stock of Somaxon Pharmaceuticals, Inc. pursuant to an agreement and plan of merger dated December 10, 2012. As a result of the merger, each outstanding share of Somaxon common stock was converted into the right to receive 0.477 shares of the Company’s common stock, with cash paid in lieu of fractional shares. As a result of the merger, the Company issued an aggregate of approximately 3,665,689 shares of its common stock to the former stockholders of Somaxon. Somaxon is a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and product candidates to treat important medical conditions where there is an unmet medical need and/or high level of patient dissatisfaction, mainly in the central nervous system therapeutic area. At the time of acquisition, Somaxon was only marketing Silenor. The company’s name was changed from Somaxon to Pernix Sleep, Inc.

On December 31, 2012, we completed the acquisition of a privately-owned, generic pharmaceutical company, Cypress Pharmaceuticals, Inc. and its branded pharmaceutical subsidiary Hawthorn Pharmaceuticals, Inc., which we refer to collectively herein as Cypress. Cypress offers a wide array of branded and generic pharmaceutical products in the areas of cough and cold, nutritional supplements, analgesics, urinary tract, women’s health, prenatal vitamins and dental health, as well as allergy, respiratory, iron deficiency, nephrology and pain management. Hawthorn offers a broad portfolio of branded products including allergy, respiratory, iron deficiency, nephrology and pain management. We paid an aggregate purchase price of up to $102.3 million. This purchase price included $52 million in cash, 4,427,084 shares of our common stock having an aggregate market value equal to approximately $34.3 million based on our common stock’s closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012, up to $6.5 million in holdback and contingent payments, $4.5 million to be deposited in escrow on December 15, 2013, and $5.0 million in shares of our common stock contingent upon the occurrence of a milestone event. The Company also granted a put right to the sellers pursuant to which the sellers may put the shares of our common stock issued in connection with the acquisition to the Company at approximately $5.38 per share, with such put right being exercisable from January 1, 2014 to January 31, 2014. The Cypress acquisition significantly increased and broadened the Company’s branded and generic product portfolio and provided the Company with in-house product development and regulatory expertise. Since 2008, Cypress has been awarded nine ANDA and three NDA approvals (REZIRA, ZUTRIPRO and VITUZ) and currently has nine ANDAs on file with the FDA for future approvals.

We entered into a $42 million credit facility on December 31, 2012 with Midcap Funding V, LLC as administrative agent, as a lender and as co-bookrunner and sole lead arranger, and with Business Development Corporation of America, as co-bookrunner, and additional lenders from time to time party thereto. The proceeds from this facility were used to fund a portion of the cash consideration of the acquisition of Cypress. On May 8, 2013, we entered into an amended and restated credit agreement with MidCap Financial, LLC, as Administrative Agent and as a lender, and additional lenders from time to time party thereto. The restated credit agreement amends and restates in its entirety the December 2012 credit agreement.

The restated credit agreement provides for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with the entry into the restated credit agreement, the Company prepaid approximately $12 million of the term loan that had been previously outstanding under the December 2012 credit agreement. Under the restated credit agreement, the Company’s borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the restated credit agreement provides for an advance of up to $3 million in excess of the Company’s borrowing base until June 5, 2013, at which time all excess amounts, if any, will become due and payable. As of May 8, 2013, the outstanding balance under the term loan was $10.0 million and the outstanding balance under the revolver was $19.5 million. The Company expects to make an additional payment of $3.0 million on the outstanding balance on the revolving loan commitment on or before June 8, 2013 in order to comply with its borrowing base requirements. See Note 17, Subsequent Events, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012, for further discussion.

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

Business Strategy

Our objective is to be a leader in developing, marketing and selling prescription (branded and generic) and over-the-counter, or OTC, pharmaceutical products in the U.S. for pediatric and adult indications. Our strategy to achieve this objective includes the following elements:

●
Leveraging our focused sales and marketing organization- We have built an effective sales and marketing organization consisting of approximately 107 sales representatives as of April 30, 2013 who are focused on pediatric, gastroenterology, and targeted primary care physicians. In January 2013, the Company commenced the integration of the Pernix and Cypress sales forces which has resulted in the elimination of approximately 75 sales representatives across the Company.

We believe the concentration of high volume prescribers in our target markets enables us to effectively promote our products with a smaller and more focused sales and marketing organization than would be required for other markets. We intend to acquire or in-license products and late-stage product development candidates and develop products that will leverage the capacity of our sales and marketing organization, as well as the relationships we have established with our target physicians. Further, we believe fixed costs from our field sales personnel are significantly less per representative than those incurred by larger, more established pharmaceutical companies, due to our higher ratio of incentive based compensation. This aligns representative pay to sales performance, providing upside commission potential and attracting top sales performers.

●
Develop and sell generic versions of selected branded products through our Macoven and Cypress subsidiaries. We intend to continue developing our Macoven and Cypress subsidiaries to diversify our product mix while creating a base business without branding, patent life or sales force detailing. However, certain generic products in specific geographic areas may be promoted by our sales force. Our business goals for Macoven and Cypress include launching authorized generic products for branded pharmaceutical companies including generic equivalents of our own branded products, generic products for patented or niche branded products, and generic products that have a limited number of alternatives.

●
Development of OTC Products. The Company has formed an OTC division which is dedicated to marketing and acquiring products for the consumer healthcare market. In 2013, the Company expects to launch a cough medicine for children, Dr. Cocoa. Four product offerings are expected to be launched, which will be indicated for cough, daytime and nighttime cough and cold, and cough, cold and fever. These products will be marketed in various retail outlets including food stores, drug stores and mass merchandise outlets. In addition, the OTC division is exploring the possibility of the Rx to OTC switch of SILENOR (doxepin). The Company continues to evaluate these opportunities as well as potential acquisitions or licensing opportunities for the OTC market.

●
Acquiring or in-licensing late-stage product development candidates. We also selectively seek to acquire or in-license late-stage product development candidates. We are focused on product development candidates that are ready for or have already entered Phase III clinical trials and should therefore present less development risk than product candidates at an earlier stage of development. We focus on product development candidates that would be prescribed by our target physicians, especially in pediatrics, gastroenterology and certain other niche markets. We believe that our established sales and marketing organization make us an attractive commercialization partner for many biotechnology and pharmaceutical companies with late-stage product development candidates. We may continue to pursue the acquisition of rights to product development candidates as capital permits.

●
Acquiring or in-licensing approved pharmaceuticals. We have historically grown our business by acquiring or in-licensing rights to market and sell prescription and OTC pharmaceutical products, and we intend to continue to grow in this manner. We are particularly focused on products that are prescribed by pediatricians and that are under-promoted by large pharmaceutical companies. We believe that the revenue potential for these products is increasing, potentially creating attractive opportunities for us to acquire additional products in pediatrics and certain other therapeutic areas where the market sizes are smaller. We may continue to pursue the acquisition of rights to product development candidates as capital permits.

●
Expand into new geographical and therapeutic markets. Following the acquisition of Cypress and subsequent realignment of our sales force, we have approximately 75 primary care representatives out of our total team of 107 sales representatives. We may also hire additional representatives to our sales force in both existing and new geographic markets to promote products in our existing product line. We intend to continue to explore additional therapeutic areas which have similar characteristics to the pediatrics market, including areas that are underserved by current pharmaceutical companies, where there is a readily identifiable set of high prescribing physicians for efficient sales force deployment or where we can acquire promotion sensitive products that are currently under-promoted by existing large pharmaceutical companies. The acquisition of Cypress expanded our presence in the primary care area in our existing geographical markets.

●
Expand into new geographical and therapeutic markets. Following the acquisition of Cypress and subsequent realignment of our sales force, we have approximately 75 primary care representatives out of our total team of 107 sales representatives. We may also hire additional representatives to our sales force in both existing and new geographic markets to promote products in our existing product line. We intend to continue to explore additional therapeutic areas which have similar characteristics to the pediatrics market, including areas that are underserved by current pharmaceutical companies, where there is a readily identifiable set of high prescribing physicians for efficient sales force deployment or where we can acquire promotion sensitive products that are currently under-promoted by existing large pharmaceutical companies. The acquisition of Cypress expanded our presence in the primary care area in our existing geographical markets.

●
Realization of financial synergies through integration and consolidation plans. We intend to work to identify more products in our portfolio that can be manufactured by our subsidiary, Pernix Manufacturing, so as to realize improved product gross margins in the future. In addition, our sales team has recently been cross trained on the core products in our consolidated brand portfolio enhancing their effectiveness in the field and their potential to grow sales. We expect the integration of the businesses of Cypress and Somaxon and the realization of potential financial synergies to continue throughout 2013.

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

Collaborations

Development of Late-stage Pediatric Product. In March 2012, we entered into a product development agreement with a private company for a prescription product for the pediatrics market. Under the terms of the agreement, Pernix obtained exclusive marketing rights to this late-stage development product in the United States, and agreed to pay the costs related to the development of the product. Pernix expects to invest approximately $6 million over an estimated 36-month period for development and regulatory expenses related to this product candidate, and Pernix’s development partner will manage the development program. Pernix and its development partner expect to commence pivotal phase III studies by the end of 2013. Approximately $523,000 has been incurred since our entry into this agreement (approximately $245,000 in the three months ended March 31, 2013 and $278,000 in 2012).

Pernix has several active research and development projects. We anticipate to file at least two INDs in the second half on 2013, including the Silenor OTC IND. We expect to initiate several clinical studies, including post approval commitments for Zutripro and Silenor, by the end of 2013 as capital permits. We will continue to be opportunistic in exploiting our in-house expertise and intellectual property to initiate additional low risk development projects. In addition, we continue to look for external opportunities through in-license, collaborations or partnerships to build the Pernix pipeline.

First Quarter 2013 Highlights

The following summarizes certain key financial measures as of, and for, the three months ended March 31, 2013:

●	Cash and cash equivalents totaled $26.3 million as of March 31, 2013.

●	Net revenues were approximately $22.1 million and $14.5 million for the three months ended March 31, 2013 and 2012, respectively.

●
Net (loss) income before taxes was approximately ($11.4 million) and $2.0 million for the three months ended March 31, 2013 and 2012, respectively. Net (loss) income was approximately ($8.1 million) and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.

Opportunities and Trends

There continue to be unmet patient needs in the pediatric area as well as other therapeutic areas. We believe that we can systematically focus our efforts on developing and acquiring products or acquiring the assets of other companies whose products or assets can meet these needs. We also believe that future growth will be realized in the execution of branded and generic development opportunities outside the pediatric area. We believe the combination of product development and acquisition will enhance our growth opportunities. Additionally, we will continue to leverage our industry relationships to identify and take advantage of new product opportunities. Currently, we believe we have significant opportunities in leveraging the assets and improving the profitability of the assets acquired in Cypress and Somaxon acquisitions as well as continuing the progress of their respective in-process research and development projects as capital permits. We will primarily focus our efforts on this strategy in 2013.

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

As we execute our strategy, we will monitor and evaluate success through the following measures:

●	Net product sales generated from our existing products;

●	Revenues generated from revenue sharing arrangements;

●	Ability to effectively integrate the operations of Somaxon and Cypress;

●	Progress of our development pipeline (as discussed below); and

●	Acquisition of products and product rights that align with our strategy and that offer potential for sustainable growth.

Financial Operations Overview

The discussion in this section describes our income statement categories. For a discussion of our results of operations, see “Results of Operations” below.

Net Revenues

Pernix’s net revenues consist of net product sales and revenue from co-promotion and other revenue sharing arrangements. Pernix recognizes product sales net of estimated allowances for product returns, price adjustments (customer rebates, managed care rebates, service fees, chargebacks and other discounts), government program rebates (Medicaid, Medicare and other government sponsored programs) and prompt pay discounts. The primary factors that determine Pernix’s net product sales are the level of demand for Pernix’s products, unit sales prices, the applicable federal and supplemental government program rebates, contracted rebates, services fees, and chargebacks and other discounts that Pernix may offer. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties in return for a percentage of revenue on sales we generate or on sales they generate.

The following table sets forth a summary of Pernix’s gross and net revenues for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Upper respiratory, allergy and antibiotic products	$17,172	$11,552
Gastroenterology products	1,701	─
Dietary supplements and medical food products	9,384	3,031
Analgesics	4,551	3,660
Sleep maintenance	1,119	─
Dermatology products	1,105	1,500
Other products	3,553	428
Gross Product Sales	38,585	20,171
Sales Allowances	(18,673)	(6,283)
Net Product Sales	19,912	13,888
Manufacturing revenue	1,184	─
Co-promotion and other revenue	983	594
Gross Revenues	$22,079	$14,482

Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments, and Medicaid Rebates

The following table sets forth a summary of our allowances for product returns, government rebate programs and price adjustments as of March 31, 2013. Prompt pay discounts are recorded as a reduction of accounts receivable and revenue and, therefore, are not included in the table below. The allowance for prompt pay discounts as of March 31, 2013 and December 31, 2012 was approximately $615,000 and $728,000, respectively.

	Product Returns	Government Program Rebates	Price Adjustments
	(in thousands)	(in thousands)	(in thousands)
Balance at December 31, 2011	$5,712	$5,843	$5,451
Allowances assumed in acquisition of Cypress	5,901	1,175	4,586
Current provision:
Adjustments to provision for prior year sales	1,840	(1,075)	(272)
Provision – current year sales	5,426	7,689	15,368
Payments and credits	(6,822)	(6,595)	(14,173)
Balance at December 31, 2012	12,057	7,037	10,960
Allowances assumed in acquisition of Somaxon	776	─	1,592
Current provision:
Adjustments to provision for prior year sales	448	─	(300)
Provision – current year sales	1,880	2,748	13,897
Payments and credits	(2,811)	(1,160)	(12,415)
Balance at March 31, 2013	$12,350	$8,625	$13,734

Product Returns. Consistent with industry practice, we offer contractual return rights that allow our customers to return short-dated or expiring products within an 18-month period, commencing six months prior to and up to twelve months subsequent to the product expiration date. Our products have a 15 to 36-month expiration period from the date of manufacture. We adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. We estimate returns at percentages up to 10% of sales of branded and generic products and from time to time, higher on launch sales of new products. Returns estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage for our products. In addition to the accrual on sales during the three months ended March 31, 2013, we recorded an additional returns allowance of approximately $148,000 and reclassed approximately $300,000 in unrealized price adjustments due to higher than expected returns on certain generic products. The returns reserve may be adjusted as sales history and returns experience is accumulated on this portfolio of products. We review and adjust these reserves quarterly. If estimates regarding product demand are inaccurate, if changes in the competitive environment affect demand for certain products, or if other unforeseen circumstances affect a product’s salability, actual returns could differ and such differences could be material. For example, a 1% difference in our provision assumptions for the three months ended March 31, 2013 would have affected pre-tax loss by approximately $487,000.

Government Program Rebates. The liability for government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future government program utilization for each product sold. As we become aware of changing circumstances regarding the Medicaid and Medicare coverage of our products, we will incorporate such changing circumstances into the estimates and assumptions that we use to calculate government program rebates. If our estimates and assumptions prove inaccurate, we may be subject to higher or lower government program rebates. For example, with respect to the provision for the three months ended March 31, 2013, a 1% difference in the provision assumptions based on utilization would have effected pre-tax loss by approximately $69,000 and a 1% difference in the provisions based on reimbursement rates would have affected pre-tax loss by approximately $27,000.

Price Adjustments. Our estimates of price adjustments which include customer rebates, service fees, chargebacks and other discounts are based on our estimated mix of sales to various third-party payors who are entitled either contractually or statutorily to discounts from the listed prices of our products and contracted service fees with our wholesalers. In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from our estimates, we may be required to pay higher or lower total price adjustments than originally estimated. For example, for the three months ended March 31, 2013, a 1% difference in the assumptions based on the applicable sales would have affected pre-tax loss by approximately $727,000.

We, from time to time, offer certain promotional product-related incentives to our customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, we have initiated coupon programs for certain of our promoted products whereby we offer a point-of-sale subsidy to retail consumers. We estimate our liabilities for these coupon programs based on redemption information provided by a third party claims processing organization. We account for the costs of these special promotional programs as a reduction of gross revenue when applicable products are sold to the wholesalers or other retailers. Any price adjustments that are not contractual but that are offered at the time of sale are recorded as a reduction of revenue when the sales order is recorded. These adjustments are not accrued as they are offered on a non-recurring basis at the time of sale and are recorded as an expense at the time of the sale. These allowances may be offered at varying times throughout the year or may be associated with specific events such as a new product launch or to reintroduce a product. Approximately 6% of the provision relates to promotional point-of-sale discounts to the wholesaler.

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

Cost of Sales

Our cost of product sales is primarily comprised of the costs of manufacturing and distributing our pharmaceutical products and profit sharing and royalty expenses related to co-promotion and license agreements with third parties. In particular, cost of product sales includes manufacturing, packaging and distribution costs and the cost of active pharmaceutical ingredients. We partner with third parties to manufacture certain of our products and product candidates while some of our products are manufactured by Great Southern Laboratories, the manufacturing plant that we acquired in July 2012. We expect to utilize Pernix Manufacturing, formerly Great Southern Laboratories, to manufacture more of our products moving forward which we expect will result in a reduction of the cost of certain of our products.

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

In the acquisitions of Cypress and Somaxon, we recorded an increase in the basis of the inventory acquired of approximately $8,600,000 and $695,000, respectively. The increase will be recognized in cost of sales as the acquired inventory is sold. For the three months ended March 31, 2013, approximately $3,815,000 of the increase in costs of sales was attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries, benefits and commissions as well as public company costs, professional, legal and consulting fees, sales data costs, insurance, and Company overhead.

Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing and testing products and product candidates. Pernix either expenses research and development costs as incurred or, if Pernix pays manufacturers a prepaid research and development fee, Pernix will expense such fee ratably over the term of the development. Pernix believes that significant investment in research and development is important to its competitive position and plans to increase its expenditures for research and development to realize the potential of the product candidates that it is developing or may develop, including the in-process research and development projects of Cypress. The Cypress acquisition is expected to significantly increase and broaden the Company’s branded and generic product portfolio and provide the Company with in-house product development and regulatory expertise. Since 2008, Cypress has been awarded nine ANDA and three NDA approvals (REZIRA, ZUTRIPRO and VITUZ) and currently has nine ANDAs on file with the FDA for future approvals.

Other Income and Expenses

Depreciation Expense. Depreciation expense is recognized for our property and equipment, which is computed over the estimated useful lives of the assets using the straight-line method.

Amortization Expense. Amortization expense is recognized for certain of our intangible assets, consisting primarily of patents, brands, licensing, non-competes and supplier contracts including those acquired in the acquisition of Great Southern Labs, Cypress and Somaxon. These assets are amortized over their estimated useful lives using the straight-line method. See Note 8, Intangible Assets, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012 for further discussion.

Income Taxes. Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Pernix will recognize future tax benefits to the extent that realization of such benefits is more likely than not. During the first quarter 2013, Pernix recorded a deferred tax liability of approximately $11.3 million related to the increase in the basis of the assets acquired in the Somaxon acquisition and an additional $2.9 million deferred tax liability related to the increase in the basis of certain assets related to the Cypress acquisition.

Critical Accounting Estimates

For information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2012 and Note 2 to our condensed consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Net Revenues. Net revenues were approximately $22,078,000 and $14,482,000 for the three months ended March 31, 2013 and 2012, respectively, an increase of approximately $7,596,000, or 52%. This increase was due to an increase of approximately $5,926,000 in net product sales revenue, the addition of approximately $1,184,000 in manufacturing revenue and an increase of approximately $486,000 in revenue from profit sharing arrangements. The increase in net product sales revenue was primarily due to approximately $10,603,000 in net product sales from the addition of the Cypress portfolio of brand and generic products and the acquisition of Silenor in the merger with Somaxon, offset by a decrease of approximately $4,677,000 in net revenues of  Pernix legacy brand and generic products. The decrease in the Pernix legacy brand and generic products was due to the phase out of certain cough and cold products in addition to the increase in sales allowances on brand and generic products related to higher government rebates, increased returns allowances due to changes in Medicaid coverage impacting demand, increased price adjustments such as rebates and chargebacks from more competition in contract terms and pricing, and an increase in coupon utilization among other discounts. We elected to phase out certain cough and cold products during the quarter due to the high Medicaid Supplemental rebates and lack of profit on these products and to refocus on our less seasonal, more profitable products. Total product revenues consisted of 41% revenue contribution from generic products and 59% revenue contribution from branded products in the first quarter of 2013.

Cost of Sales. Cost of sales was approximately $13,077,000, or 33.9% of gross product sales, and $4,691,000, or 23.1% of gross product sales, for the three months ended March 31, 2013 and 2012, respectively, an increase of approximately $8,386,000, or 178.8%. Approximately $5,776,000 of the increase in cost of sales was from the cost of sales of Pernix Manufacturing, Cypress and Somaxon which, as previously discussed, were acquired subsequent to March 31, 2012. In addition, approximately $3,815,000 of the increased basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions was recognized for products sold during the three months ended March 31, 2013. The remaining increase in basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions is approximately $5,480,000, and will be amortized on a pro-rata basis as the acquired inventory is sold and included in cost of sales in future periods. Cost of sales, exclusive of the cost associated with the increase in inventory basis, was approximately $9,262,000, or 24% of gross product sales, similar to the prior year period.

Collaboration and royalty expense included in cost of sales was approximately $1,281,000 and $1,114,000, an increase of approximately $167,000 for the three months ended March 31, 2013 and 2012, respectively. The increase in the collaboration expense was primarily due to profit sharing arrangements on several of the Cypress products and Silenor.

The write-off of obsolete products and donated products was approximately $608,000 and $45,000 for the three months ended March 31, 2013 and 2012, respectively.

Gross Margin. Gross profit margin on the sale of our products was 57% (excluding cost of sales attributed to sales of the acquired inventory which has a significantly higher basis than the inventory pruchased post-closing) and 67% for the three months ended March 31, 2013 and 2012, respectively. The decrease in gross profit margin is primarily due to the sale of lower margin products and profit sharing arrangements with various parties.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were approximately $14,079,000 and $6,829,000 for the three months ended March 31, 2013 and 2012, respectively, an increase of approximately $7,250,000, or 106.2%. This increase was primarily due to the SG&A expenses of Cypress of approximately $4,391,000 and Pernix Manufacturing of approximately of $976,000, net of elimination of intercompany expenses. In addition, we incurred approximately $411,000 in transaction expenses in connection with the acquisition of Cypress and Somaxon. Our OTC (over-the-counter) division which we launched in July 2012 incurred approximately $495,000 in SG&A expense in the three months ended March 31, 2013. The remaining increase of $906,000 was primarily from legal fees incurred in the defense of certain product related claims.

Overall compensation expense represented approximately $6,839,000, or 48.6%, and $3,182,000, or 46.6%, of total SG&A for the three months ended March 31, 2013 and 2012, respectively. The increase in overall compensation expense is primarily due to the addition of Cypress employees effective January 1, 2013, the addition of Pernix Manufacturing employees in July 2012 and the hiring of additional sale representatives to market OMECLAMOX-PAK® in May 2012, partially offset by a decrease in bonus and incentive compensation.

Research and Development Expenses (R&D). R&D expenses were approximately $1,207,000 and $70,000 for the three months ended March 31, 2013 and 2012, respectively. The increase was primarily due to expenses incurred related to the in-process research and development, including the compensation of the individuals in the R&D department, acquired in connection with the acquisition of Cypress.

Loss from the Operations of the Joint Venture. The loss from the operations of our former joint venture with SEEK was approximately $0 and $240,000 for the three months ended March 31, 2013 and 2012, respectively,

Depreciation and Amortization Expense. Depreciation expense was approximately $144,000 and $26,000 for the three months ended March 31, 2013 and 2012, respectively. The increase of approximately $118,000 was due to the addition of Pernix Manufacturing fixed assets in July 2012 and the addition of Cypress fixed assets on December 31, 2012.

Amortization expense was approximately $1,886,000 and $612,000 for the three months ended March 31, 2013 and 2012, respectively. The increase in amortization expense of approximately $1,274,000, or 208%, is due to the addition of intangible assets in the acquisitions of Cypress and Pernix Manufacturing, along with other licenses acquired in 2012 (including the license for OMECLAMOX-PAK®). For further discussion, see Note 8, Intangible Assets and Goodwill, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012.

Interest Expense, net. Interest income was approximately $11,000 and $13,000 for the three months ended March 31, 2013 and 2012, respectively. Interest expense was approximately $1,088, 000 and $53,000 for the three months ended March 31, 2013 and 2012, respectively. The increase in interest expense of approximately $1,035,000 was primarily due to Credit Facility with MidCap Funding V, LLC entered into by the Company, effective December 31, 2012. For further discussion, see Note 11, Debt, and Note 17, Subsequent Events, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012.

Liquidity and Capital Resources

Sources of Liquidity

Pernix’s net (loss) income before income taxes was approximately $(11,383,000) and $1,974,000 for the three months ended March 31, 2013 and 2012, respectively.

Pernix requires cash to meet its operating expenses and for research and development, capital expenditures, acquisitions, and in-licenses of rights to products. To date, Pernix has funded its operations primarily from product sales, co-promotion agreement revenues, proceeds from equity offerings and debt facilities. As described in Note 11, Debt, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012, we entered into a $42 million credit facility on December 31, 2012 with Midcap Funding V, LLC, as administrative agent, as a lender and as co-bookrunner and sole lead arranger, Business Development Corporation of America, as co-bookrunner, and additional lenders from time to time party thereto. We utilized the proceeds from this credit facility in the acquisition of Cypress.

On May 7, 2013, we, together with our subsidiaries, entered into the Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with MidCap Financial, LLC, as Administrative Agent and as a lender, and additional lenders from time to time party thereto. The Restated Credit Agreement amends and restates in its entirety the Credit and Guaranty Agreement (the “Original Credit Agreement”) that we and our subsidiaries entered into, effective December 31, 2012, with MidCap Funding V, LLC, as Administrative Agent and as a lender, and certain additional parties thereto.

The Restated Credit Agreement provides for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with the entry into the Restated Credit Agreement, we prepaid approximately $12 million of the term loan that had been previously outstanding under the Original Credit Agreement. Under the Restated Credit Agreement, our borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the Restated Credit Agreement provides for an advance of up to $3 million in excess of our borrowing base until June 8, 2013, at which time all excess amounts, if any, will become due and payable. As of May 8, 2013, the outstanding balance under the term loan was $10.0 million and the outstanding balance under the revolver was $19.5 million.

Unlike the Original Credit Agreement, the Restated Credit Agreement does not include covenants limiting capital expenditures or requiring us to maintain a fixed charge coverage ratio and leverage ratio, but rather contains covenants requiring us to maintain a minimum amount of EBITDA and net invoiced revenues. Similar to the Original Credit Agreement, the Restated Credit Agreement includes customary covenants for a secured credit facility, which include, among other things, (a) restrictions on (i) the incurrence of indebtedness, (ii) the creation of or existence of liens, (iii) the incurrence or existence of contingent obligations, (iv) making certain dividends or other distributions, (v) certain consolidations, mergers or sales of assets and (vi) purchases of assets, investments and acquisitions; and (b) requirements to deliver financial statements, reports and notices to the administrative agent and other lenders, provided that, the restrictions described in (a)(i)-(vi) above are subject to certain exceptions and permissions limited in scope and dollar value. The Restated Credit Agreement also contains customary representations and warranties and event of default provisions for a secured credit facility.

The loans under this facility will bear interest at a rate equal to the sum of the LIBOR rate plus an applicable margin of 7.50% per annum. Pursuant to the Restated Credit Agreement, the Company has agreed to pay certain customary fees to the administrative agent and lenders.

Under the Restated Credit Agreement, we are required to make monthly repayments on the term loan beginning on November 7, 2013 and ending on May 7, 2016, when all remaining principal is due and payable. The revolving loan will be paid based on our cash receipts, with all principal due and payable on May 7, 2016. In addition, we are able to voluntarily prepay outstanding amounts under the revolving loan commitment at any time, subject to certain prepayment penalties.

Pernix expects to make a payment of approximately $3.0 million on or before June 8, 2013 as the current aggregate amount outstanding on the revolving loan commitment exceeds the borrowing base. The obligations under the Restated Credit Agreement are secured by a first priority perfected security interest in substantially all of our assets, subject to certain permitted liens.

As of May 8, 2013, Pernix had approximately $12 million in cash and cash equivalents.

Cash Flows

The following table provides information regarding Pernix’s cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Cash provided by (used in)
Operating activities	$2,450,265	$4,829,725
Investing activities	(445,016)	(2,420,261)
Financing activities	1,231,788	2,240,871
Net increase in cash and cash equivalents	$3,237,037	$4,650,335

Net Cash Provided By Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 and 2012 was approximately $2,450,000 and $4,830,000, respectively. Net cash provided by operating activities for the three months ended March 31, 2013 reflected Pernix’s net loss of approximately $8,120,000, adjusted by non-cash expenses totaling approximately $3,761,000 and approximately $6,809,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities. Non-cash expenses also included amortization of approximately $2,019,000, depreciation of approximately $144,000, amortization of deferred financing costs of approximately $114,000, stock compensation expense of approximately $545,000, stock option expense for options issued to ParaPRO of approximately $147,000 and a change in the fair value of the put option of approximately $2,141,000, offset by a benefit for deferred income taxes of approximately $1,066,000 and a change in the fair value of contingent consideration of $283,000. Net cash provided by operating activities for the three months ended March 31, 2012 reflected Pernix’s net income of approximately $1,191,000, adjusted by non-cash expenses totaling approximately $1,994,000 including a provision for deferred income taxes of approximately $426,000 and approximately $1,645,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities. Non-cash expenses also included amortization of approximately $612,000, depreciation of approximately $26,000, loss on disposal of assets of approximately $5,000, stock compensation expense of approximately $496,000, stock option expense for options issued to ParaPRO of approximately $188,000 and expenses from our joint venture with SEEK of approximately $240,000.

Accounts receivable at March 31, 2013, decreased approximately $7,293,000 from December 31, 2012 primarily attributable to the seasonal decrease in sales when comparing December to March. Inventories decreased approximately $1,022,000 due to a seasonal decrease in stocking going into the off-season for the majority of our current product portfolio, sales of acquired inventory which have a higher basis than inventory we purchase, and a decrease in our overall inventory stock par values by product. Prepaid expenses and other assets increased approximately $624,000 due to an increase in deposits on inventory orders and in prepaid insurance. Accounts payable decreased approximately $815,000 due to seasonal fluctuations in inventory orders resulting in a decrease in inventory payables at March 31, 2013 from December 31, 2012. Accrued allowances and expenses decreased approximately $450,000 primarily due to the timing of payments of government program rebates, returns credits taken and other price adjustments during the three months ended March 31, 2013.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 and 2012 was approximately $445,000 and $2,420,000, respectively. The cash used in investing activities for the three months ended March 31, 2013 consisted of approximately $310,000 paid to former owners of Cypress representing operating cash in excess of the amount estimated at closing that, pursuant to the securities purchase agreement, was to be reimbursed to the former owners after the specified posting closing period and $135,000 in property, plant and equipment purchases. The cash used in investing activities for the three months ended March 31, 2012 consisted of $2,400,000 to acquire the license for Omeclamox® and purchases of office furniture and computer equipment of approximately $20,000.

Net Cash Used in Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 was approximately $1,231,000 compared to net provided by financing activities for the three months ended March 31, 2012 of approximately $2,241,000. The cash provided by financing activities for the three months ended March 31, 2013 consisted of approximately $2,880,837 in cash on-hand at Somaxon on the day of closing that was acquired in connection with the acquisition offset by (i) $900,000 in payments on contracts payable, (ii) $525,000 in principal payments under the credit facility, and (iii) approximately $43,000 in payments under our mortgage and certain capital leases, (iv) $84,000 in tax benefit on stock-based award and (v) payment of an employees’ income tax liability from the vesting of restricted stock withheld by the Company to cover the employees’ tax liability. The net cash provided by financing activities for the three months ended March 31, 2012 consisted of (i) $2,400,000 in net proceeds from our controlled equity offering, (ii) $133,000 tax benefit on stock-based awards, (iii) $38,000 in net proceeds from the issuance of stock to employees offset by approximately $330,000 in payments on contracts payable.

Funding Requirements

As of May 8, 2013, Pernix has approximately $12 million in cash. Pernix’s future capital requirements will depend on many factors, including:

●	the level of product sales of its currently marketed products and any additional products that Pernix may market in the future;

●	the extent to which Pernix acquires or invests in products, businesses and technologies;

●	the level of inventory purchase commitments under supply, manufacturing, license and/or co-promotion agreements;

●	the scope, progress, results and costs of development activities for Pernix’s current product candidates;

●	the costs, timing and outcome of regulatory review of Pernix’s product candidates;

●	the number of, and development requirements for, additional product candidates that Pernix pursues;

●	the costs of commercialization activities, including manufacturing, product marketing, sales and distribution;

●	the degree to which the former stockholders of Cypress exercise their put rights with respect to the shares issued in connection with the acquisition of Cypress;

●	the costs and timing of establishing manufacturing and supply arrangements for clinical and commercial supplies of Pernix’s product candidates and products;

●	the working capital funding required by the manufacturing plant that Pernix acquired on July 2, 2012;

●	the extent to which Pernix chooses to establish collaboration, co-promotion, distribution or other similar arrangements for its marketed products and product candidates; and

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to Pernix.

A significant portion of the Company’s planned expenditures for 2013 are expenses in connection with our development programs, notably our planned OTC launch for a pediatric cough/cold product, Dr. Cocoa, in the second half of 2013 and our development project for a prescription pediatric product as well as the continued development process of the in-process research and development projects that we acquired in connection with the acquisition of Cypress. Our capital requirements, including the additional consideration payable to the former stockholders of Cypress in December 2013 and the potential exercise of put rights by the former Cypress stockholders of our common stock issued in connection with the acquisition in January 2014, may delay our ability to execute all of the development efforts currently contemplated.

As of May 8, 2013, Pernix believes that its existing cash and cash from operations will be sufficient to continue to fund its existing level of operating expense, certain planned development activities and general capital expenditure requirements through 2013 based on our additional opportunities to recognize synergistic savings from our acquisitions, our ability to pace our research and development spend as available capital permits and the potential to sell non-core assets. However, the Company’s ability to execute all of its development programs and other business strategies during 2013 may be limited by the financial covenants contained in our credit agreement, the additional consideration payable to the former stockholders of Cypress in December 2013 and the potential exercise of put rights by such former stockholders of Cypress in January 2014, each as described above.

To the extent our capital resources are insufficient to meet future capital requirements, Pernix may seek to finance its cash needs through public or private equity offerings, replacement debt financing, corporate collaboration and licensing arrangements, a sale of selected assets, or other financing alternatives. Equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements

Since its inception, Pernix has not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Pernix does not believe that inflation has had a significant impact on its revenues or results of operations since inception.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. Further, obligations under employment agreements contingent upon continued employment are not included in the table below. The following table summarizes our contractual obligations as of March 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases (1)	$1,654	$939	$695	$20	$—
Capital leases (2)	32	32	—	—	—
Professional services agreements (3)	1,345	912	433	—	—
Supply agreements and purchase obligations (4)	4,792	4,648	144	—	—
License and development agreements (5)	556	556	—	—	—
Long-term debt obligations (6)	43,510	2,591	8,331	31,694	894
Settlement obligations (7)	3,750	750	1,500	1,000	500
Other obligations (8)	300	—	—	—	—

Total contractual obligations	$55,939	$10,428	$11,103	$32,714	$1,394

(1)	Operating leases include minimum payments under leases for our facilities and certain equipment.

(2)	Capital leases include minimum payments under leases for certain manufacturing equipment at Pernix Manufacturing.

(3)	Professional service agreements include agreements with a specific term for consulting, information technology, telecom and software support, data and sales reporting tools and services.

(4)
Supply agreements and Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services. The contractual obligations table set forth above does not reflect certain minimum sales requirements related to our co-promotion agreements. Our failure to satisfy minimum sales requirements under our co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights. In addition to minimum sales requirements under our co-promotion agreements, the table above does not include commitments under open purchase orders for inventory that can be cancelled without penalty, which are approximately $7.6 million.

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

(7)	Settlement obligations represent remaining payments due under settlement agreements.

(8)	Other obligations represent the payments due under a privately negotiated stock repurchase.

See Notes 11, Debt, and 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements for the three month periods ended March 31, 2013 and 2012 for additional information.

In addition to the material contractual cash obligations included the chart above, we have committed to make potential future milestone payments to third parties as part of licensing, distribution, acquisition and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. Because the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on our consolidated balance sheets and have not been included in the table above. See Notes 4, Business Combinations and Other Acquisitions, and 9, Intangible Assets and Goodwill, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012 for additional information.

Recent Accounting Pronouncements

There have been no other recent accounting pronouncements that have not yet been adopted by us that are expected to have a material impact on our condensed consolidated financial statements from the accounting pronouncements previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Agreement with MidCap Funding

On December 31, 2012, the Company, together with its subsidiaries, entered into a Credit and Guaranty Agreement, dated December 31, 2012 (the “Original Credit Agreement”), with MidCap Funding V, LLC, as administrative agent, a lender and as a co-bookrunner, and Business Development Corporate of America, as co-bookrunner, and additional lenders from time to time party thereto. Proceeds from the Original Credit Agreement were used to fund a portion of the purchase price for Cypress Pharmaceuticals, Inc. The Original Credit Agreement provided for a term credit facility of $42 million with an interest rate equal to the sum of the LIBOR rate plus an applicable margin of 6.50% per annum. As of March 31, 2013, we had $41.5 million of borrowings under the Original Credit Agreement. The average borrowing rate under the facility at March 31, 2013 was 9.3%.

On May 8, 2013, the Company, together with its subsidiaries, entered into the Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with MidCap Financial, LLC, as Administrative Agent and as a lender, and additional lenders from time to time party thereto. The Restated Credit Agreement amends and restates in its entirety the Original Credit Agreement.

The Restated Credit Agreement provides for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with the entry into the Restated Credit Agreement, the Company prepaid approximately $12 million of the term loan that had been previously outstanding under the Original Credit Agreement. Under the Restated Credit Agreement, the Company’s borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the Restated Credit Agreement provides for an advance of up to $3 million in excess of the Company’s borrowing base until June 5, 2013, at which time all excess amounts, if any, will become due and payable

Under the Restated Credit Agreement, the Company is required to make monthly repayments on the term loan beginning on November 7, 2013 and ending on May 7, 2016, when all remaining principal is due and payable. The revolving loan will be paid based on the Company’s cash receipts, with all principal due and payable on May 7, 2016. In addition, the Company is able to voluntarily prepay outstanding amounts under the revolving loan commitment at any time, subject to certain prepayment penalties.

The loans under this facility will bear interest at a rate equal to the sum of the LIBOR rate (with a floor of 1.5%) plus an applicable margin of 7.50% per annum (9.0% on May 7, 2013). To calculate the potential impact related to interest rate risk, we performed a sensitivity analysis based on the amount outstanding under the Restated Credit Agreement at its closing on May 8, 2013 of approximately $29.5 million and considered the required term loan principal prepayments in 2013. A 10% increase in LIBOR would result in additional interest expense for the 2013 fiscal year of approximately $1.2 million, net of tax.

See Note 11, Debt, and Note 17, Subsequent Events, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012 for further discussion.

Put Right

In consideration for the Company’s acquisition of all of the outstanding share capital of Cypress Pharmaceuticals, Inc. on December 31, 2012, the Company paid $52 million in cash, issued 4,427,084 shares of common stock having an aggregate market value equal to approximately $34.3 million (based on the closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012), and agreed to pay up to $6.5 million in holdback and contingent payments, $4.5 million to be deposited in escrow on December 15, 2013 and $5.0 million in shares of our common stock upon the occurrence of a milestone event, for an aggregate purchase price of up to $102.3 million. The Company also granted a put right to the sellers pursuant to which the sellers may put the shares issued at the closing of the acquisition to the Company at approximately $5.38 per share, representing 70% of the volume weighted average trading price of the Company’s common stock for the 30 trading days prior to November 13, 2012, with such put right being exercisable from January 1, 2014 to January 31, 2014. The fair value of the put right was $3.4 million as of December 31, 2012, calculated using a Black-Scholes valuation model with assumptions for the following variables: term, closing Pernix stock price on the acquisition date, risk-free interest rates and expected volatility, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put right, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $742,000 increase to the put right liability and a corresponding reduction to pre-tax income (loss) for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2013, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of March 31, 2013, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Legal Matters under Note 16 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 except as set forth below:

If the former stockholders of Cypress exercise their put rights, our business and financial condition may be materially adversely affected.

On December 31, 2012, the Company completed the acquisition of Cypress Pharmaceuticals, Inc., a generic pharmaceutical company, and its subsidiary Hawthorn Pharmaceuticals, Inc., a branded pharmaceutical company, both of which were privately owned companies, collectively referred to herein as Cypress. The Company paid $52 million in cash, issued 4,427,084 shares of our common stock having an aggregate market value equal to approximately $34.3 million based on the closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012, and agreed to pay up to $6.5 million in holdback and contingent payments, $4.5 million to be deposited in escrow on December 15, 2013 and $5.0 million in shares of our common stock upon the occurrence of a milestone event, for an aggregate purchase price of up to $102.3 million. The Company also granted a put right to the sellers pursuant to which the sellers may put the shares issued at the closing of the acquisition to the Company at approximately $5.38 per share, representing 70% of the volume weighted average trading price of the Company’s common stock for the 30 trading days prior to November 13, 2012, with such put right being exercisable from January 1, 2014 to January 31, 2014. As of May 8, 2013, the closing price of our common stock as reported on Nasdaq was $3.61.

After giving effect to the $12.0 million payment of outstanding indebtedness in connection with our entry into an amended and restated credit and guaranty agreement with our lenders on May 8, 2013, we currently do not have sufficient cash available to repurchase the shares in the event that the put rights are exercised. In the event the put rights are exercised with respect to some or all of the stock issued to the former holders of Cypress and the Company lacks the necessary capital to repurchase these shares, we may seek to raise additional capital through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements, a sale of selected assets, or other financing alternatives. Equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all. The exercise of any of these put rights may have a material adverse effect on our business and financial condition.

Our business operations and financial position could be adversely affected as a result of the debt incurred in connection with our acquisition of Cypress and any future borrowings.

Effective December 31, 2012, we entered into a $42 million term credit facility with MidCap Funding V, LLC, as administrative agent, as a lender and as co-bookrunner and sole lead arranger, Business Development Corporation of America, as co-bookrunner, and additional lenders from time to time party thereto. The proceeds of this loan were used to fund a portion of the purchase price for our acquisition of Cypress Pharmaceuticals, Inc. on December 31, 2012.

On May 8, 2013, we entered into an amended and restated credit facility with our lenders. The restated credit agreement provides for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with our entry into the restated credit agreement, the Company prepaid approximately $12 million of the term loan that had been previously outstanding under the original credit agreement. Under the restated credit agreement, the Company’s borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the restated credit agreement provides for an advance of up to $3 million in excess of the Company’s borrowing base until June 8, 2013, at which time all excess amounts, if any, will become due and payable.

Under the restated credit agreement, we are required to make monthly repayments on the term loan beginning on November 8, 2013 and ending on May 8, 2016, when all remaining principal is due and payable. The revolving loan will be paid based on our cash receipts, with all principal due and payable on May 8, 2016. In addition, we are able to voluntarily prepay outstanding amounts under the revolving loan commitment at any time, subject to certain prepayment penalties.

As of May 8, 2013 (after giving effect to our entry into the restated credit agreement and prepayment of $12 million), the outstanding balance under our term loan was $10 million and the outstanding balance under our revolving loan commitment was $19.5 million. The outstanding amounts under our restated credit facility were in excess of our borrowing base as of May 8, 2013. As a result, we expect to make a payment equal to approximately $3.0 million to our lenders on or before June 8, 2013.

Unlike the original credit agreement, the restated credit agreement does not include covenants limiting capital expenditures or requiring the Company to maintain a fixed charge coverage ratio and leverage ratio, but rather contains covenants requiring the Company to maintain a minimum amount of EBITDA and net invoiced revenues. For additional information on the financial and other restrictive covenants required by our restated credit facility, see Note 17, Subsequent Events, to our Consolidated Condensed Financial Statements for the three months ended March 31, 2013 and 2012.

As a result of our entry into the original credit facility in connection with our acquisition of Cypress and the restated credit facility on May 7, 2013, we have become more leveraged. This could have material adverse consequences for the Company, including (i) limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses, (ii) hindering our ability to adjust to changing market, industry or economic conditions, (iii) limiting our ability to access the capital markets to fund acquisitions, (iv) raising our borrowing costs, (v) making us more vulnerable to economic or industry downturns, including interest rate increases and (vi) placing us at a competitive disadvantage compared to less-leveraged competitors. In addition, an event of default under our restated credit agreement could result in all or a portion of our outstanding debt thereunder to become immediately due and payable. If this occurs, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which may force us to seek bankruptcy protection.

A significant portion of the Company’s planned expenditures for the remainder 2013 are expenses in connection with our development programs, notably our planned OTC launch for Dr. Cocoa, a pediatric cough/cold product, in the second half of 2013 and our development project for a prescription pediatric product. As of May 8, 2013, Pernix believes that its existing cash and cash from operations will be sufficient to continue to fund its existing level of operating expense, certain planned development activities and general capital expenditure requirements through 2013 based on our additional opportunities to recognize synergistic savings from our acquisitions, our ability to pace our research and development spend as available capital permits and the potential to sell non-core assets.

In the event our capital resources are otherwise insufficient to meet future capital requirements and operating expenses, we may seek to finance our cash needs through public or private equity offerings, other debt financings, corporate collaboration and licensing arrangements, a sale of selected assets, or other financing alternatives. Equity or debt financing, or corporate collaboration and licensing arrangements, may not be available on acceptable terms, if at all.

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

10.1
Offer letter between Pernix Therapeutics Holdings, Inc. and Brian T. Dorsey dated April 19, 2013 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 25, 2013 and incorporated herein by reference).

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer and Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012;
(ii) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ending March 31, 2013 and 2012;
(iii) Condensed Consolidated Stockholders’ Equity as of March 31, 2013;
(iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: May 10, 2013	By:	/s/ COOPER C. COLLINS
Cooper C. Collins
Chief Executive Officer and President

Date: May 10, 2013	By:	/s/ Tracy S. Clifford
Tracy S. Clifford
Principal Financial Officer and Principal Accounting Officer