Form 10-Q
period 2013-06-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2013-08-09
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2013

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from: _______ to _____________

001-14494
Commission
File Number

PERNIX THERAPEUTICS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Maryland	33-0724736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10863 Rockley Rd Houston, TX	77099
(Address of principal executive offices)	(Zip Code)

1003 Woodloch Forest Dr. Suite 950 The Woodlands, TX 77380
(Former address)

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

On August 5, 2013, there were 37,120,890 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC.
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2013

ii

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

●
the risks outlined in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2013.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by law, we do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

iii

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,048,119	$23,022,821
Accounts receivable, net	26,689,761	36,647,087
Inventory, net	18,968,319	22,014,405
Prepaid expenses and other current assets	4,655,948	3,888,117
Prepaid income taxes	5,506,105	2,024,411
Deferred income taxes	6,942,000	8,118,500
Total current assets	71,810,252	95,715,341
Property and equipment, net	7,200,041	6,946,944
Other assets:
Investments	─	5,710,526
Goodwill	52,645,405	37,160,911
Intangible assets, net	102,414,440	104,054,431
Assets held for sale	29,000,000	─
Other long-term assets	1,384,055	1,858,534
Total assets	$264,454,193	$251,446,687
LIABILITIES
Current liabilities:
Accounts payable	$12,643,133	$5,045,488
Accrued personnel expenses	2,595,489	2,881,967
Accrued allowances	31,423,549	30,054,551
Other accrued expenses	5,117,497	5,548,084
Other liabilities	15,180,329	8,130,664
Debt	18,471,787	2,286,513
Total current liabilities	85,431,784	53,947,267
Long-term liabilities
Other liabilities	7,808,640	7,765,511
Debt	6,414,307	41,349,563
Deferred income taxes	43,844,000	35,535,500
Total liabilities	143,498,731	138,597,841

Commitments and contingencies (Note 16)

Temporary Equity
Common stock subject to repurchase (3,773,079 and 4,427,084 shares as of June 30, 2013 and December 31, 2012, respectively)	29,241,362	34,309,901

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 39,240,781 and 34,994,828 issued and 37,120,890 and 34,030,351 outstanding at June 30, 2013 and December 31, 2012, respectively)	333,478	296,033
Treasury stock, at cost (2,119,891 and 2,072,810 shares held at June 30, 2013 and December 31, 2012, respectively)	(3,980,629)	(3,772,410)
Additional paid-in capital	88,943,737	58,606,942
Retained earnings	6,417,514	20,433,262
Accumulated other comprehensive income	─	2,975,118
Total equity	91,714,100	78,538,945

Total liabilities and stockholders’ equity	$264,454,193	$251,446,687

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OFCOMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$20,573,401	$10,499,334	$42,651,274	$24,981,359
Costs and operating expenses:
Cost of product sales	11,162,350	3,411,117	24,239,797	8,101,700
Selling, general and administrative expenses	13,141,447	7,636,227	27,220,635	14,465,296
Research and development expense	1,792,184	108,717	2,999,300	178,723
Loss from the operations of the joint venture with SEEK	─	─	─	240,195
Depreciation and amortization expense	2,631,992	796,535	4,794,700	1,434,607
Loss on sale of assets	4,880	─	4,880	─
Total costs and operating expenses	28,732,853	11,952,596	59,259,312	24,420,521

Income (loss) from operations	(8,159,452)	(1,453,262)	(16,608,038)	560,838

Other income (expense):
Change in fair value of put right	(1,830,062)	─	(3,970,789)	─
Change in fair value of contingent consideration	─	─	283,000	─
Interest expense, net	(1,632,569)	(27,470)	(2,709,184)	(67,407)
Gain on sale of investment	3,605,263	─	3,605,263	─
Total other (loss) income, net	142,632	(27,470)	(2,791,710)	(67,407)

Income (loss) before income taxes	(8,016,820)	(1,480,732)	(19,399,748)	493,431

Income tax (benefit) provision	(2,121,000)	(549,000)	(5,384,000)	234,000

Net income (loss)	$(5,895,820)	$(931,732)	$(14,015,748)	$259,431

Reclassification adjustment for net realized gain included in net income (loss), net of income tax	(1,526,473)	455,000	(2,975,118)	1,478,500

Comprehensive income (loss)	$(7,422,293)	$(476,732)	$(16,990,866)	$1,737,931

Net income (loss) per share, basic	$(0.16)	$(0.03)	$(.39)	$0.01
Net income (loss) per share, diluted	$(0.16)	$(0.03)	$(.39)	$0.01
Weighted-average common shares, basic	37,114,717	28,291,237	35,738,469	27,106,188
Weighted-average common shares, diluted	37,114,717	28,291,237	35,738,469	27,713,021

  See accompanying notes to condensed consolidated financial statements.

 PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive income		Total
Balance at December 31, 2012	$296,033	$58,606,942	$(3,772,410)	$20,433,262		$2,975,118	$78,538,945

Stock-based compensation	2,600	1,022,235	─	─		─	1,024,835
Cancelled/reclass par of unvested restricted stock	(9,477)	9,477	─	─		─	─
Issuance of stock options for services from non-employees	─	294,796	─	─		─	294,796
Issuance of common stock upon the exercise of options	400	111,200	─	─		─	111,600
Issuance of common stock in connection with employee stock purchase plan	223	72,192	─	─		─	72,415
Forfeit of restricted common stock in payment of income tax liability	(394)	─	(208,219)	─		─	(208,613)
Issuance of common stock in connection with the Somaxon acquisition	36,576	23,803,848	─	─		─	23,840,424
Issuance of restricted stock in lieu of cash payment	977	45,045					46,022
Cancellation of Put Shares	6,540	5,062,002	─	─		─	5,068,542
Income tax benefit on stock based awards	─	(84,000)	─	─		─	(84,000)
Net loss	─	─	─	(14,015,748)		─	(14,015,748)
Reclassification adjustment for net realized gain included in net income (loss), net of income tax	─	─	─	─		(2,975,118)	(2,975,118)
Balance at June 30, 2013	$333,478	$88,943,737	$(3,980,629)	$6,417,514	$	─	$91,714,100

See accompanying notes to condensed consolidated financial statements.

 PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2013		2012
Cash flows from operating activities:
Net (loss) income		$(14,015,748)	$259,431
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation		306,965	51,331
Amortization of intangibles and interest accretion of contingent consideration		4,487,735	1,383,276
Amortization of deferred financing costs		947,818	─
Deferred income tax benefit		(3,075,000)	(133,000)
Gain on sale of investment		(3,605,263)	─
Loss on disposal of assets		4,880	19,845
Stock compensation expense		1,024,835	1,223,419
Expense from stock options issued in exchange for services		294,796	376,732
Change in fair value of put right		3,970,789	─
Change in fair value of contingent consideration		(283,000)	─
Loss from the operations of the joint venture with SEEK		─	240,195
Changes in operating assets and liabilities (net of effect of acquisitions):
Accounts receivable		11,164,747	4,976,596
Inventory		4,136,232	(407,197)
Prepaid expenses and other assets		(915,804)	14,680
Accounts payable		5,803,724	753,529
Income taxes		(3,545,938)	(1,423,395)
Accrued expenses		(7,234,683)	(891,801)
Net cash from operating activities		(532,915)	6,443,641
Cash flows from investing activities:
Proceeds from sale of investment	4,605,263		─
Acquisition of Cypress		(309,589)
Acquisition of gastroenterology product license		─	(2,400,000)
Acquisition of license for non-codeine antitussive drug in development		─	(5,000,000)
Other intangibles		─	(250,000)
Proceeds from sale of property, plant and equipment		23,000	6,400
Purchase of property, plant and equipment		(278,965)	(267,489)
Net cash from investing activities		4,039,709	(7,911,089)
Cash flows from financing activities:
Cash acquired in connection with acquisition of Somaxon	2,880,837		─
Payments on original Midcap Loan	(12,497,196)		─
Payments on term loan		(2,299,802)	─
Net proceeds from revolving credit facility		(3,842,193)	─
Payments on line of credit		─	(6,000,000)
Payment on contracts payable		(1,533,334)	(660,000)
Proceeds from issuance of stock in additional offering, net of issuance costs of $846,202		─	23,751,032
Payments on mortgages and capital leases		(81,210)	─
Tax benefit on stock-based awards		(84,000)	171,000
Proceeds from issuance of stock		184,015	163,030
Payment of employee income tax liability with surrender of employee restricted stock		(208,613)	─
Net cash from financing activities		(17,481,496)	17,425,062

Net (decrease) increase in cash and cash equivalents		(13,974,702)	15,957,614
Cash and cash equivalents, beginning of period		23,022,821	34,551,180
Cash and cash equivalents, end of period		$9,048,119	$50,508,794

Supplemental disclosure:
Cash paid for income taxes		$1,320,939	$1,578,767
Interest paid during the period		$2,001,022	$106,424
Non-cash transaction
Acquisition of Omeclamox® license - contract payable	$	─	$ 2,000,000
Accrued bonus paid in unrestricted common stock	$	─	$199,770
Accrued bonus paid in restricted common stock		$46,022	$ ─
Acquisition of license and supply agreement – contract payable		$500,000	$ ─
Acquisition of Cypress and Somaxon – Purchase price adjustment (see Note 4)		$4,736,250	$ ─
Acquisition of Somaxon – Fair value of common stock		$23,840,424	$ ─
Non-cash intangible value of deferred tax liability related to intellectual property license acquired	$	─	$2,687,368

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

Note 1. Company Overview

Pernix Therapeutics Holdings, Inc. (“Pernix”, the “Company”, “we”, our”) is a specialty pharmaceutical company focused on the sales, marketing, manufacturing and development of branded, generic and over-the-counter, which we refer to herein as OTC, pharmaceutical products for pediatric and adult indications in a variety of therapeutic areas. The Company expects to continue to execute its growth strategy which includes the horizontal integration of the Company’s branded prescription, generic and OTC businesses. The Company also plans to continue to make strategic acquisitions of products and companies, as well as develop and in-license additional products as capital availability permits.  Branded products for the pediatrics market include CEDAX®, an antibiotic for middle ear infections, NATROBA®, a topical treatment for head lice marketed under an exclusive co-promotion agreement with ParaPRO, LLC and ZUTRIPRO® for the treatment of cough and cold. Branded products for gastroenterology include OMECLAMOX-PAK®, a 10-day treatment for H. pylori infection and duodenal ulcer disease, and REZYST®, a probiotic blend to promote dietary management. Through the Company’s wholly-owned subsidiary, Pernix Sleep (formerly Somaxon Pharmaceuticals, Inc. “Somaxon”), the Company markets SILENOR® (doxepin), a non- controlled substance approved for the treatment of insomnia characterized by difficulty with sleep maintenance. Through a license agreement with Pharmaceutical Associates, Inc., the Company markets VERIPRED™, a prescription drug product indicated for the control of severe allergic conditions. The Company promotes branded pediatric and gastroenterology products through its sales force. The Company markets generic products in the areas of cough and cold, pain, vitamins, dermatology, antibiotics and gastroenterology through the Company’s wholly-owned subsidiaries, Macoven Pharmaceuticals and Cypress Pharmaceuticals. The Company’s wholly-owned subsidiary, Pernix Manufacturing, manufactures and packages products for the Company’s subsidiaries and for others in the pharmaceutical industry in a wide range of dosage forms.

Business Combinations

On March 6, 2013, the Company acquired all of the outstanding common stock of Somaxon Pharmaceuticals, Inc. pursuant to an agreement and plan of merger dated December 10, 2012. As a result of the merger, each outstanding share of Somaxon common stock was converted into the right to receive 0.477 shares of the Company’s common stock, with cash paid in lieu of fractional shares. As a result of the merger, the Company issued an aggregate of approximately 3,665,689 shares of its common stock to the former stockholders of Somaxon. Somaxon is a specialty pharmaceutical company focused on the in-licensing, development and commercialization of proprietary branded products and product candidates to treat medical conditions where there is an unmet medical need and/or high level of patient dissatisfaction, mainly in the central nervous system therapeutic area. At the time of acquisition, Somaxon was only marketing Silenor. The company’s name was changed from Somaxon to Pernix Sleep, Inc.

On December 31, 2012, the Company completed the acquisition of Cypress Pharmaceuticals, Inc., a generic pharmaceutical company, and its subsidiary Hawthorn Pharmaceuticals, Inc, a branded pharmaceutical company, both of which were privately owned companies, collectively referred to herein as Cypress. The Company paid $52 million in cash, issued 4,427,084 shares of our common stock (“the acquisition shares”) having an aggregate market value equal to approximately $34.3 million based on the closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012, and agreed to pay up to $6.5 million in holdback and contingent payments, $4.5 million to be deposited in escrow on December 15, 2013 and $5.0 million in shares of our common stock upon the occurrence of a milestone event, for an aggregate purchase price of up to $102.3 million. The Company also granted a put right to the sellers pursuant to which the sellers may put the acquisition shares to the Company at approximately $5.38 per share, with such put right being exercisable from January 1, 2014 to January 31, 2014 under certain circumstances.  Cypress offers a wide array of branded and generic pharmaceutical products in the areas of cough and cold, nutritional supplements, analgesics, urinary tract, women’s health, pre-natal vitamins and dental health, as well as allergy, respiratory, iron deficiency, nephrology and pain management. See Note 4, Business Combinations and Other Acquisitions, and Note 11, Debt, for further discussion.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements. Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results for future periods or the full year.

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

Management’s Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the condensed consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates of the Company include: revenue recognition, sales allowances such as returns on product sales, government program rebates, managed care rebates, customer coupon redemptions, wholesaler/pharmacy discounts, product service fees, rebates and chargebacks, sales commissions, amortization, depreciation, stock-based compensation, the determination of fair values of assets and liabilities in connection with business combinations, and deferred income taxes.

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

The following table sets forth a summary of Pernix’s consolidated net revenues for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross product sales	$35,423,638	$16,982,750	$74,007,616	$37,153,322
Sales allowances	(16,493,215)	(7,519,943)	(35,166,458)	(13,803,232)
Net product sales	18,930,423	9,462,807	38,841,158	23,350,090
Manufacturing revenue	551,348	─	1,735,378	─
Co-promotion and other revenue	1,091,630	1,036,527	2,074,738	1,631,269
Net revenues	$20,573,403	$10,499,334	$42,651,274	$24,981,359

The Company’s customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company’s customers that individually comprised greater than 10% of total gross product sales for the three months ended June 30, 2013 and 2012, or 10% of total accounts receivable as of June 30, 2013 and December 31, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cardinal Health, Inc.	28%	34%	29%	34%
McKesson Corporation	37%	36%	36%	30%
AmerisourceBergen Drug Corporation	11%	6%	13%	12%
Total	76%	76%	78%	76%

	Accounts Receivable
	June 30,	December 31,
	2013	2012
Cardinal Health, Inc.	33%	43%
McKesson Corporation	29%	17%
AmerisourceBergen Drug Corporation	11%	6%
Walgreens Corporation	11%	11%
Total	84%	77%

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

The Company seeks to enter into co-promotion agreements to enhance the promotional efforts and sales of products. The Company may enter into co-promotion agreements whereby it obtains rights to market other parties’ products in return for certain commissions or percentages of revenue on the sales Pernix generates. Alternatively, Pernix may enter into co-promotion agreements with respect to its products whereby it grants another party certain rights to market or otherwise promote one or more of its products. Typically, the Company will enter into this type of co-promotion arrangement when a particular product is not aligned with its product focus or it lacks sufficient sales force representation in a particular geographic area. Co-promotion revenue is included in net revenues. Expense from co-promotion agreements is included in cost of product sales.

Cost of Product Sales

Cost of product sales is comprised of (1) costs to manufacture or acquire products sold to customers; (2) royalty, co-promotion and other revenue sharing payments under license and other agreements granting the Company rights to sell related products; and (3) direct and indirect distribution costs incurred in the sale of products. The Company acquired the rights to sell certain of its commercial products through license and assignment agreements with the original developers or other parties with interests in these products.  These agreements obligate the Company to make payments under varying payment structures based on our net revenue from related products.

As part of the acquisitions of Cypress and Somaxon, the Company adjusted the predecessor cost basis increasing inventory to fair value as required by ASC 820.  As a result, $8,600,000 and $695,000, respectively, was recorded to adjust inventory to fair value.  For the three and six months ended June 30, 2013, approximately $895,000 and $4,711,000, respectively, of the increase in the basis of the inventory was included in cost of product sales.

Net Revenues

Product Sales

            The Company recognizes revenue from its product sales in accordance with its revenue recognition policy discussed above.  The Company sells its products primarily to large national wholesalers, which have the right to return the products they purchase, accordingly the Company estimates the amount of future returns at the time of revenue recognition.  The Company recognizes product sales net of estimated allowances for product returns, government program rebates, price adjustments, and prompt pay discounts.

Product Returns

Consistent with industry practice, the Company offers contractual return rights that allow its customers to return short-dated or expiring products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. The Company’s products have a 15 to 36-month expiration period from the date of manufacture. The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. The Company estimates returns at percentages up to 10% of sales of branded and generic products and, from time to time, higher on launch return percentages for sales of new products.  Returns estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage for our products.  The returns reserve may be further adjusted as sales history and returns experience is accumulated on our portfolio of products. The Company reviews and adjusts these reserves quarterly.

Government Program Rebates

The liability for Medicaid, Medicare and other government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future government program utilization for each product sold.

Price Adjustments

The Company’s estimates of price adjustments, which include customer rebates, managed care rebates, service fees, chargebacks, shelf stock adjustments, coupon redemptions and other fees and discounts, are based on our estimated mix of sales to various third-party payors who are entitled, either contractually or statutorily, to discounts from the listed prices of our products and contracted service fees with our wholesalers. In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments and/or incur chargebacks that differ from its original estimates and such difference may be significant.

The Company’s estimates of discounts are applied pursuant to the contracts negotiated with certain customers and are primarily based on sales volumes. The Company, from time to time, offers certain promotional product-related incentives to its customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, the Company has initiated coupon programs for certain of its promoted products whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these coupon programs based on redemption information provided by a third party claims processing organization. The Company accounts for the coupon redemption costs of these special promotional programs as price adjustments, resulting in a reduction in gross revenue.  The administrative fees related to these programs are accounted for in SGA expenses.

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

Segment Information

The Company currently markets two major product lines: a branded pharmaceuticals product line and a generic pharmaceuticals product line. These product lines qualify for reporting as a single segment in accordance with GAAP because they are similar in the nature of the products and services, production processes, types of customers, distribution methods and regulatory environment. The Company has a manufacturing subsidiary but the majority of its revenue is currently generated through intercompany sales and is eliminated in consolidation. Accordingly, it is deemed immaterial for segment reporting purposes.  The Company has initiated an OTC division that is currently developing one product.  This division has no revenue and is currently deemed immaterial for segment reporting purposes.

Earnings per Share

Earnings per common share is presented under two formats: basic earnings per common share and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the potentially dilutive impact of restricted stock and common stock equivalents (i.e. stock options). Dilutive common share equivalents consist of the incremental common shares issuable upon exercise of stock options and vesting of restricted stock.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(5,895,820)	$(931,732)	$(14,015,748)	$259,431
Denominator:
Weighted-average common shares, basic	37,114,717	28,291,237	35,738,469	27,106,188
Dilutive effect of stock options	─	─	─	606,833

Weighted-average common shares, diluted	37,114,717	28,291,237	35,738,469	27,713,021

Net income (loss) per share, basic and diluted	$(0.16)	$(0.03)	$(0.39)	$0.01

At June 30, 2013, the Company had 671,455 shares of unvested restricted stock shares and 1,839,333 total outstanding options of which 860,331are vested and exercisable.  Options and restricted stock not included above are anti-dilutive.  See Note 14, Employee Compensation and Benefits, for information regarding the Company’s outstanding options.

Investments in Marketable Securities and Other Comprehensive Income

The Company held investments in marketable equity securities as available-for-sale and the change in the market value gives rise to other comprehensive income.  The components of other comprehensive income are recorded in the condensed consolidated statements of  comprehensive income, net of the related income tax effect.  As of June 30, 2013, the Company has liquidated its investments in marketable equity securities as described below.

On October 5, 2011, the Company acquired 2.6 million shares of TherapeuticsMD for a purchase price of $1.0 million, or $0.38 per share, representing approximately 3.2% of TherapeuticsMD’s outstanding common stock at that time.  The Company’s purchase was contingent upon TherapeuticsMD’s acquisition of VitaMedMD, which occurred on October 4, 2011. In connection with the Company’s purchase of shares of TherapeuticsMD, the Company also entered into a software license agreement with VitaMedMD pursuant to which VitaMedMD granted the Company an exclusive license to use certain of its physician, patient and product data gathering software in the field of pediatric medicine for a period of five years for a monthly fee of $21,700.  As of June 30, 2013, the Company has not activated this software license agreement and has not paid monthly fees pursuant thereto.  Cooper Collins, the Company’s Chief Executive Officer, was appointed to the board of Therapeutics MD on February 29, 2012.

On June 14, 2013, the Company sold all its shares of TherapeuticsMD for approximately $4,605,000 in cash proceeds, recognizing a gain on the investment of approximately $3,605,000.  Approximately $2,300,000 of the proceeds were utilized to pay down the term loan (See Note 11, Debt).

Reclassifications

Certain reclassifications have been made to prior period amounts in our consolidated statements of comprehensive (loss) income to conform to the current period presentation.  These reclassifications related to the classification of the cost of samples as a selling expense instead of including in cost of product sales and the classification of coupon processing and program administrative fees as selling expense instead of being included in net sales.  These reclassifications had no effect on net income as previously reported.

Recent Accounting Pronouncements

There have been no other recent accounting pronouncements that have not yet been adopted by us that are expected to have a material impact on our condensed consolidated financial statements from the accounting pronouncements previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Note 3. Fair Value Measurement

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Level 1		Level 2		Level 3	Total
Liabilities
Contingent consideration(1)	$	─	$	─	$10,998	$10,998
Put right(2)		─		─	7,336	7,336
Total Liabilities	$	─	$	─	$18,334	$18,334

	December 31, 2012
	Level 1		Level 2		Level 3	Total
Assets
Investments in TherapeuticsMD	$	─	$	─	$5,711	$5,711
Total Assets	$	─	$	─	$5,711	$5,711
Liabilities
Contingent consideration(1)	$	─	$	─	$10,962	$10,962
Put right(2)		─		─	3,365	3,365
Total Liabilities	$	─	$	─	$14,327	$14,327

(1)	Contingent consideration consists of certain holdback payments, contingent cash and equity payments and future cash to be placed in escrow with respect to our acquisition of Cypress. The fair value of the contingent consideration is included in other liabilities on the accompanying condensed consolidated balance sheets. The fair value of contingent consideration has been estimated using probability weighted discounted cash flow models (DCF). The DCF incorporates Level 3 inputs including estimated discount rates that the Company believes market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to the Cypress acquisition agreement. The Company analyzes and evaluates these fair value measurements quarterly to determine whether valuation inputs continue to be relevant and appropriate or whether current period developments warrant adjustments to valuation inputs and related measurements. Any increases or decreases in discount rates would have an inverse impact on the value of related fair value measurements, while increases or decreases in expected cash flows would result in a corresponding increase or decrease in fair value measurements.

(2)	The fair value of the put right was calculated using a Black-Scholes valuation model with assumptions for the following variables: closing Pernix stock price on the acquisition date, risk-free interest rates, and expected volatility and is included in prepaid expenses and other assets. The fair value of the put right was $7.3 million as of June 30, 2013, calculated using a Black-Scholes valuation model with assumptions for the following variables: term, closing Pernix stock price on the acquisition date, risk-free interest rates and expected volatility, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put right, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Clack-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximately $225,000 increase to the put right liability and a corresponding reduction to pre-tax income (loss) for the three and six months ended June 30, 2013. See Note 5, Derivative Instruments.

For the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the six months ended June 30, 2013.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Assets:	Investment in Therapeutics MD
Beginning balance at January 1, 2013		$5,710,526
Net realized and unrealized gains (losses)
Included in earnings (in other income)		3,605,263
Included in accumulated other comprehensive income (pre-tax) (1)		(4,710,526)
Sale of Investment in TherapeuticsMD		(4,605,263)
Ending balance at June 30, 2013	$	─

Liabilities:	Contingent Liability Consideration
Beginning balance at January 1, 2013	$14,327,680
Interest accretion of Cypress contingent consideration	319,000
Change in fair value of Cypress contingent consideration	(283,000)
Change in fair value of Cypress put right	3,970,789
Ending balance at June 30, 2013	$18,334,469

(1)	Recorded as a component of other comprehensive income within stockholders’ equity, net of tax.

The Company believes the carrying amount of its debt, contracts payable, and capital lease obligations are a reasonable estimate of their fair value due to the remaining maturity of these items and/or their fluctuating interest rates.

Note 4. Business Combinations and Other Acquisitions

Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recorded as goodwill.

Somaxon Acquisition

On March 6, 2013, Pernix completed an acquisition of Somaxon pursuant to an agreement and plan of merger dated December 10, 2012.  As a result of the transaction, each outstanding share of Somaxon common stock was converted into the right to receive 0.477 shares of Pernix common stock. Somaxon stockholders received approximately 3.66 million shares of Pernix common stock which was calculated based on a value weighted average price of Pernix stock and a common stock value consideration of $25 million. Upon completion of the merger all unexercised and unexpired warrants to purchase Somaxon common stock were assumed by Pernix and were estimated to have a fair value of $0.9 million at the closing date.

The Somaxon acquisition broadened the Company’s branded and generic product portfolio and provides the opportunity for OTC development of Silenor, a non-controlled substance approved for the treatment of insomnia characterized by difficulty with sleep maintenance.

The Somaxon acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) No. 805 “Business Combinations” (“ASC 805”) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price allocation is preliminary with respect to taxes and certain accruals and includes the use of estimates based on information currently available. The Company believes the estimates used are reasonable and the significant effects of the Somaxon acquisition are properly reflected.  However, the estimates are subject to change as additional information becomes available and is assessed by the Company.  During the three months ended June 30, 2013, the Company made adjustments to increase intangible asset values by $0.3 million and to recognize previously unrecorded liabilities of approximately $1.1 million. Additional changes to the purchase price allocation may result in a corresponding change to the goodwill in the period of change.

The following table summarizes the consideration paid to acquire Somaxon and the estimated values of assets acquired and liabilities assumed in the accompanying unaudited condensed consolidated balance sheet based on their fair values on March 6, 2013 (in thousands, except stock price):

	March 6, 2013 (as initially reported)	Measurement Period Adjustment (i)	March 6, 2013 (As adjusted)
Consideration (ii) :
Shares of Pernix common stock issued to Somaxon’ stockholders	3,665		3,665
Pernix common stock price	$6.26		$6.26
Fair value of common stock issued	$22,945		$22,945
Fair value of warrants (iii)	895		895
Total consideration	$23,840		$23,840

Estimated Fair Value of Liabilities Assumed:
Current liabilities	$8,764	$968	$9,732
Long-term liabilities	3,403	─	3,403
Long-term deferred tax liability (iv)	11,342	111	11,453
Amount attributable to liabilities assumed	$23,509	$1,079	$24,588
Total purchase price plus liabilities assumed	$47,349	$1,079	$48,428

Estimated Fair Value of Assets Acquired:
Current assets, excluding inventory	$4,782		$4,782
Inventory (v)	1,090		1,090
Intangible assets (vi)	30,729	300	31,029
Amount attributable to assets acquired	$36,601	300	$36,901

Goodwill (vii)	$10,748	$779	$11,527

(i)
After the March 31, 2013 condensed consolidated financial statements were filed, the Company updated certain estimates used in the purchase price allocation, primarily with respect to fair value of the consideration, deferred tax amounts and other accruals due to more current information. The adjustments are based on updated assumptions and information related to facts and circumstances that existed as of the acquisition date as well as confirmatory information related to accruals.

(ii)
Under the terms of the merger agreement, consideration paid by Pernix consisted of approximately 0.477 shares of Pernix common stock for each share of Somaxon common stock and assumption of Somaxon’ s warrants. The fair value of the total purchase price was based upon the price of Pernix common stock on the day immediately prior to the closing date of the transaction, March 6, 2013. The Company issued a total of 3.66 million shares of its common stock to former Somaxon stockholders in exchange for their shares of Somaxon common stock and assumed approximately $469 thousand of outstanding warrants.

(iii)
The $0.9 million fair value of the assumed warrants was calculated using a Black-Scholes valuation model with assumptions for the following variables: price of Pernix stock on the closing date of the merger; risk-free interest rates; and expected volatility. The assumed warrants have been classified as equity.

(iv)
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

(v)
As of the effective date of the acquisition, inventories are required to be measured at fair value. The estimated increase is preliminary and could vary materially from the actual values; the fair value of inventory was estimated based on estimated percentage of completion of work-in-progress inventory and selling costs left to incur.

(vi)
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

(vii)
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

Cypress Acquisition

On December 31, 2012, the Company completed the acquisition of Cypress  by purchasing all the outstanding capital stock of Cypress from the former stockholders of Cypress. The Company paid $52.0 million in cash and issued 4,427,084 shares of the Company’s common stock with a market value equal to approximately $34.3 million based on the closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012. In addition, the Company agreed to pay a holdback payment up to $5.5 million on December 15, 2013, a $1.0 million payment contingent on Cypress’ 2013 gross sales, $4.5 million to be deposited in escrow on December 15, 2013 and $5.0 million in shares of Company’s common stock upon the occurrence of a milestone event, for an aggregate purchase price up to $102.3 million, with a fair value, including the value of the put right (See Note 4), of approximately $100.6 million.

The Cypress acquisition significantly increased and broadened the Company’s branded and generic product portfolio and provided the Company with in-house product development and regulatory expertise. Since 2008, Cypress has been awarded nine ANDA and three NDA approvals (REZIRA, ZUTRIPRO and VITUZ) and currently has nine ANDAs on file with the FDA for future approvals.  See Note 17, Subsequent Events, for discussion of the sale of certain of the generic assets and ANDAs acquired in the Cypress acquisition.

The Cypress acquisition was accounted for as a business combination in accordance with ASC No. 805 “Business Combinations” (“ASC 805”) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values.

A preliminary allocation of the purchase price as of December 31, 2012 was prepared in connection with the Company's annual financial statements filed on Form 10-K for the period ended December 31, 2012. In March 2013, the Company received an updated valuation summary of the purchase consideration which was compared to the preliminary fair value estimates that were used to prepare the initial purchase price allocation. With the information, the Company updated the assets acquired, as well as certain other estimates used in the initial purchase price allocation related to deferred tax amounts and other accruals based on the updated valuation. The following allocation is still preliminary with respect to final tax amounts, pending completion of the 2013 Cypress tax return and certain accruals and includes the use of estimates based on information that was available to management at the time these unaudited condensed consolidated financial statements were prepared. The Company believes the estimates used are reasonable and the significant effects of the acquisition are properly reflected. However, the estimates are subject to change as additional information becomes available and is assessed by the Company.  Additional changes to the purchase price allocation may result in a corresponding change to the goodwill in the period of change.  During the three and six months ended June 30, 2013, there were approximately $708,000 and $3,250,000 in re-measurement adjustments, primarily with respect to fair value of the consideration, deferred tax amounts and other accruals due to more current information. The adjustments are based on updated assumptions and information related to facts and circumstances that existed as of the acquisition date as well as confirmatory information related to accruals.

See Note 17, Subsequent Events, for more information regarding the sale of certain intangibles assets.

Pro Forma Impact of Acquisitions (Unaudited)

The following unaudited pro forma combined results of operations are provided for the three and six months ended June 30, 2013 and 2012 as though the Somaxon and the Cypress acquisitions had been completed as of January 1, 2012. The pro forma combined results of operations for the three and six months ended June 30, 2013 have been prepared by adjusting historical results of the Company to include the historical results of Somaxon and the pro forma combined results of operations for the three and six months ended June 30, 2012 have been prepared by adjusting the historical results of the Company to include the historical results of Somaxon and Cypress. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.  The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Somaxon and Cypress acquisitions or any estimated costs that will be incurred to integrate Somaxon and Cypress.  Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

	Three Months ended June 30,		Six Months ended June 30,
	(unaudited, in thousands)		(unaudited, in thousands)
	2013	2012	2013	2012
	(Actual)	(Pro forma)	(Pro forma)	(Pro forma)
Revenue	$20,573	$24,716	$44,528	$54,957
Net loss	$(5,896)	$(5,547)	$(15,473)	$(7,581)
Pro forma net income (loss) per common share
Basic	$(0.16)	$(0.15)	$(0.43)	$(0.22)
Diluted	$(0.16)	$(0.15)	$(0.43)	$(0.22)

The Company’s historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Somaxon and the Cypress acquisitions and factually supportable. The unaudited pro forma consolidated results include the historical revenues and expenses of assets acquired and liabilities assumed in the acquisitions with the following adjustments:

●	Adjustment to recognize incremental amortization expense based on the fair value of intangibles acquired;
●	Eliminate historical interest expense for Cypress debt that was extinguished;
●	Adjustment to recognize interest expense for debt issued in connection with the Cypress transaction;
●	Eliminate transaction costs and non-recurring charges directly related to the Somaxon acquisition that were included in the historical results of operations for Pernix and Somaxon;
●	Adjustment to recognize pro forma income tax based on 27.7% rate;
●	Adjustment to recognize the issuance of 4.4 million shares of the Company’s common stock as consideration for the Cypress acquisition; and
●	Adjustment to recognize the issuance of 3.6 million shares of the Company’s common stock as consideration for the Somaxon acquisition.

For the three months and six months ended June 30, 2013, the Company recognized net revenue for Somaxon subsequent to the closing on March 6, 2013 in the amount of $0.7 million and $3.5 million, respectively. Non-recurring transaction costs of $3.2 million related to the Somaxon acquisition for the three and six months ended June 30, 2013 are included in the consolidated statement of operations in selling, general and administrative expenses.  These non-recurring transaction costs have been excluded from the pro forma results in the above table.

Acquisition of GSL

On July 2, 2012, the Company acquired the business assets of Great Southern Laboratories, or GSL, a pharmaceutical contract manufacturing company located in Houston, Texas. The Company closed on the related real estate on August 30, 2012. Upon the final closing, the Company paid an aggregate of approximately $4.9 million (including $300,000 deposited to an escrow that was subsequently refunded to the Company as payment for unrecorded liabilities), and assumed certain liabilities totaling approximately $5.9 million for substantially all of GSL’s assets including the land and buildings in which GSL operates. GSL has an established manufacturing facility for the pharmaceutical industry, which was expected to provide the Company with potential cost savings going forward. The Company acquired the GSL assets through a wholly-owned subsidiary, Pernix Manufacturing, LLC. The results of operations of Pernix Manufacturing have been included in the Company’s consolidated financial statements since the acquisition date.

The GSL Acquisition was accounted for as a business combination in accordance with ASC No. 805 “Business Combinations” (“ASC 805”) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price allocation was preliminary and was based on estimates of fair values at the date of the acquisition. The Company evaluated the preliminary purchase price allocation, which was adjusted as additional information relative to the fair value of assets and liabilities became available.

Pro forma combined results of operations for the three months and six months ended June  30, 2012 as though the GSL acquisition had been completed as of January 31, 2012 are omitted from this quarterly report on Form 10-Q. The Company determined that it is impractical to include such pro forma information given the immateriality of the transaction and the difficulty in obtaining the historical financial information of GSL. Inclusion of such information would require the Company to make estimates and assumptions regarding GSL’s historical financial results that we believe may ultimately prove inaccurate.

Note 5. Derivative Instruments

In connection with the acquisition of Cypress effective December 31, 2012, the Company issued a put right to Cypress’ former shareholders.  The put right, which expires on January 31, 2014, is exercisable during the thirty-day period immediately following the one-year anniversary date of the business acquisition, which if exercised would enable them to sell any of the shares they still hold (3,773,079 as of June 30, 2013 from the underlying 4,427,084 shares of the Company’s common stock they received as part of the purchase consideration), back to the Company at a price of $5.38 per share, which represents a 30% discount off of the per-share value established on the effective date of the closing of the acquisition.  In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $3.4 million using a Black-Scholes model. The inputs used in the valuation of the put right include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At June 30, 2013, the fair value of the put right liability was re-measured and was determined to have increased $1.8 million and $4 million during the three and six month periods then ended, respectively, with such amounts reflected as a loss included in other non-operating income in the accompanying Condensed Consolidated Statement of Comprehensive Income. As of June 30, 2013, the aggregate fair value of this derivative instrument, which is included in current liabilities in the Condensed Consolidated Balance Sheet, was $7.3 million. The Company has classified the put right, for which the fair value is re-measured on a recurring basis at each reporting date as a Level 3 instrument (i.e. wherein fair value is partially determined and based on unobservable inputs that are supported by little or no market activity), which the Company believes is the most appropriate level within the fair value hierarchy based on the inputs used to determine its fair value at the measurement date.

Note 6. Accounts Receivable

Accounts receivable consist of the following:

	June 30,	December 31,
	2013	2012
Trade accounts receivable	$25,738,081	$35,723,488
Less allowance for prompt pay discounts	(542,559)	(727,714)
Total trade receivables	25,195,522	34,995,774
Receivables from third parties – revenue sharing arrangements	1,978,270	1,690,544
Less allowance for doubtful accounts	(484,031)	(39,231)
Total account receivables	26,689,761	36,647,087

The Company typically requires customers to remit payments within the first 30 days for brand purchases or 60 to 120 days for generic purchases (depending on the customer and the products purchased). The Company offers wholesale distributors a prompt payment discount, which is typically 2-3%, as an incentive to remit payment within these deadlines. Accounts receivable are stated net of the estimated prompt pay discount. The Company’s management evaluates accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate.

Note 7. Inventory

Inventories consist of the following:

	June 30, 2013	December 31, 2012
Raw materials	$2,117,880	$1,550,736
Packaging materials	779,863	866,674
Samples	570,942	792,702
Finished goods	17,089,537	19,860,995
	20,558,222	23,071,107
Reserve for obsolescence	(1,589,903)	(1,056,702)
Inventory, net	$18,968,319	$22,014,405

An increase in the basis of inventory related to the acquisitions of Cypress and Somaxon are included in the balances above as of June 30, 2013 and December 31, 2012.  The increase included in raw materials resulted from the Somaxon acquisition and was approximately $227,000 and $0 as of June 30, 2013 and December 31, 2012, respectively.  The increase included in finished goods was approximately $4,307,000 as of June 30, 2013 and $8,600,000 as of December 31, 2012.

Note 8. Intangible Assets and Goodwill

Intangible assets consist of the following:

		June 30,	December 31,
	Life	2013	2012
Patents	12 - 15 years	$1,442,000	$1,442,000
Brand	8 years	3,887,000	3,887,000
Product licenses	1 – 13 years	16,213,794	15,135,050
Customer relationships	6 years	1,848,000	1,848,000
Non-compete and supplier contracts	2 - 7 years	5,194,571	5,194,571
Trademark rights	Indefinite	638,563	638,563
In-process research and development acquired(1)		61,500,000	45,200,000
Developed technology	9-11 years	51,000,000	37,000,000
		141,723,928	110,345,184
Less intangible assets held for sale(2)		(29,000,000)	─
Accumulated amortization		(10,309,488)	(6,290,753)
Total		$102,414,440	$104,054,431

(1)	Amortization will begin once the related products go into production or if the product in development fails or is abandoned, it will be written off.
(2)
Represents the stated sales price of certain intangible assets and in-process research and development, in addition to a $1.0 million transfer of product inventory, divested in a transaction that is expected to close no later than mid-September 2013.  The sales price will be allocated based on subsequent analysis and is deemed to reflect the original cost as the assets were acquired within the last six months and Pernix did not expend significant efforts to advance these assets.  The purchase price will be allocated at closing with the assistance of the valuation team of an independent public accounting firm that will include an analysis of the purchase price assigned to these assets in the original acquisition from the former stockholders of Cypress. Legal fees and other professional fees will be incurred as it relates to this sale but the total of these costs cannot be estimated at this time.  The purchase price reflected as intangible assets held for sale have not been adjusted at this time for an estimate of costs to sell these assets; however, the Company does not believe these costs will be significant to the transaction.   See Note 17, Subsequent Events.

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

Amount
2013 (April – December)	$4,602,537
2014	9,204,672
2015	9,204,672
2016	9,204,672
2017	7,688,626
Thereafter	29,370,699
Total	$69,275,878

Amortization expense is approximately $2,469,000 and $4,427,000 for the three and six months ended June 30, 2013 and $771,000 and $1,383,000 for the three and six months ended June 30, 2012, respectively.

Changes in the carrying amount of goodwill for the six months ended June 30, 2013 and the year ended December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Beginning Balance	$37,160,911	$1,406,591
Goodwill acquired – Somaxon	10,748,244	─
Goodwill acquired – Cypress	─	34,838,745
Goodwill acquired – GSL	─	915,575
Adjustments (1)	4,736,250	─
Total	$52,645,405	$37,160,911

(1)
Primarily reflects the impact of measurement period adjustments related to the Cypress and Somaxon acquisitions composed of a deferred tax asset on the increase in the basis of the acquired inventory and an increase in certain accrued allowances.

Note 9. Accrued Allowances

Accrued allowances consist of the following:

	June 30,	December 31,
	2013	2012
Accrued returns allowance	$11,968,900	$12,057,464
Accrued price adjustments	13,624,204	10,960,042
Accrued government program rebates	5,830,445	7,037,045
Total	$31,423,549	$30,054,551

Note 10. Other Liabilities

Other liabilities consist of the following:

	June 30, 2013		December 31, 2012
Stock repurchase contract with employee	$	─	$600,000
Cypress acquisition contingent consideration		18,334,469	14,666,175
Product license contracts		196,667	630,000
Settlement obligations (see Note 16)		3,935,000	─
Other contracts		130,254
Deferred revenue		392,579	─
Total contracts payable and other obligations		$22,988,969	$15,896,175

Other liabilities – current		$15,180,329	$8,130,664
Other liabilities – long term		$7,808,640	$7,765,511

Note 11. Debt

Debt consists of the following:

	June 30, 2013	December 31, 2012
Amounts outstanding under the Credit Facility – MidCap Funding V, LLC	$23,360,809	$42,000,000
Stancorp Mortgage	1,516,198	1,580,748
Capital leases (see Note 16)	9,087	55,328
Total debt	$24,886,094	$43,636,076

Debt – current	$18,471,787	$2,286,513
Debt – long term	$6,414,307	$41,349,563

Credit Facility – MidCap Funding V, LLC

In connection with the purchase of all of the capital stock of Cypress, the Company, together with its subsidiaries, entered into a Credit and Guaranty Agreement, dated December 31, 2012, with MidCap Funding V, LLC, as administrative agent, a lender and as a co-bookrunner, and Business Development Corporate of America, as co-bookrunner, and additional lenders from time to time party thereto (the "Original Credit Agreement"). The Original Credit Agreement provided for a term credit facility of $42 million. Subject to certain permitted liens, the obligations under this facility were secured by a first priority perfected security interest in substantially all of the assets of the Company and its subsidiaries. The proceeds from this facility were used to fund a portion of the cash consideration of the acquisition of Cypress.

The Original Credit Agreement was subject to certain financial and nonfinancial covenants that were significantly more onerous than the covenants under our prior facility with Regions, and also contained customary representations and warranties and event of default provisions for a secured credit facility.

The facility bore interest at a rate equal to the sum of the LIBOR rate plus an applicable margin of 6.50% per annum (9.0% at April 30). The Company was required to make quarterly repayments beginning on March 31, 2013 and ending on December 31, 2017, when all remaining principal was due and payable. In addition, the Company was able to voluntarily repay outstanding amounts under the Original Credit Agreement at any time without premium or penalty.  On May 8, 2013, the Company, together with its subsidiaries, entered into the Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with MidCap Financial, LLC, as Administrative Agent and as a lender, and additional lenders from time to time party thereto. The Restated Credit Agreement amends and restates in its entirety the Original Credit Agreement.

The Restated Credit Agreement provides for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with the entry into the Restated Credit Agreement, the Company prepaid approximately $12 million of the term loan that had been previously outstanding under the Original Credit Agreement. Under the Restated Credit Agreement, the Company’s borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the Restated Credit Agreement provides for an advance of up to $3 million in excess of the Company’s borrowing base until June 5, 2013, at which time all excess amounts were paid. As of June 30, 2013, the outstanding balance under the term loan was approximately $7.7 million and the outstanding balance under the revolver was approximately $15.7 million.  The Company has approximately $4.3 million of remaining available funds as of June 30, 2013.

Unlike the Original Credit Agreement, the Restated Credit Agreement does not include covenants limiting capital expenditures or requiring the Company to maintain a fixed charge coverage ratio and leverage ratio, but rather contains covenants requiring the Company to maintain a minimum amount of EBITDA and net invoiced revenues. Similar to the Original Credit Agreement, the Restated Credit Agreement includes customary covenants for a secured credit facility, which include, among other things, (a) restrictions on (i) the incurrence of indebtedness, (ii) the creation of or existence of liens, (iii) the incurrence or existence of contingent obligations, (iv) making certain dividends or other distributions, (v) certain consolidations, mergers or sales of assets and (vi) purchases of assets, investments and acquisitions; and (b) requirements to deliver financial statements, reports and notices to the administrative agent and other lenders. The Restated Credit Agreement also contains customary representations and warranties and event of default provisions for a secured credit facility.

The loans under this facility bear interest at a rate equal to the sum of the LIBOR rate plus an applicable margin of 7.50% per annum. Pursuant to the Restated Credit Agreement, the Company paid certain customary fees to the administrative agent and lenders.

Under the Restated Credit Agreement, we are required to make monthly repayments of $333,333 on the term loan beginning on November 7, 2013 and ending on May 7, 2016, when all remaining principal is due and payable.  Approximately $2,300,000 of the proceeds from the sale of TherapeuticsMD stock were utilized to pay down the term loan in June 2013.  The revolving loan will be paid based on our cash receipts through a lockbox arrangement, with all principal due and payable on May 7, 2016.  In addition, we are able to voluntarily prepay outstanding amounts under the revolving loan commitment at any time, subject to certain prepayment penalties.  Pernix paid net funds on the revolving loan of approximately $3,842,000 during the three and six months ended June 30, 2013.

As with the Original Credit Agreement, the obligations under the Restated Credit Agreement are secured by a first priority perfected security interest in substantially all of the assets of the Company and its subsidiaries, subject to certain permitted liens.  The May 2013 amendments described above were treated as a modification of debt under GAAP, and the Company expensed $630,000 of deferred financing fees and recorded approximately $524,000 of new deferred financing fees for the three and six months ended June 30, 2013.

Mortgage

Certain real estate acquired in the acquisition of GSL is encumbered by a mortgage that the Company assumed. The monthly fixed payment under this mortgage, including principal and interest, is approximately $19,000 until February 1, 2022. This mortgage is included under the caption Debt – short term and Debt – long term on the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.  The outstanding mortgage balance is $1,516,198 and $1,580,747 as of June 30, 2013 and December 31, 2012, respectively.

Note 12. Temporary Equity

The Company issued 4,427,084 shares of its common stock as consideration to the sellers for the Cypress acquisition. These shares are subject to a put right that provides the sellers of Cypress a cash settlement right.  This cash redemption feature is bifurcated from the common stock issued as a consideration and is classified as current liability.  Subsequent to the acquisition of Cypress, 654,005 shares that were subject to the put right were sold by former Cypress shareholders on the open market.  See Note 5, Derivative Instruments, for further information.

Note 13. Stockholders’ Equity

Controlled Equity Offering

On February 10, 2012, the Company entered into a controlled equity offering sales agreement with Cantor Fitzgerald & Co. pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $25,000,000 from time to time through Cantor, acting as agent, but in no event more than 5,000,000 shares of common stock. The Company paid Cantor a commission rate of 3.0% of the gross sales price per share of the common stock sold through Cantor. The Company reimbursed Cantor an amount equal to $50,000, representing certain expenses incurred by Cantor in connection with entering into the sales agreement and provided Cantor with customary indemnification rights. The Company sold 2,966,739 shares of common stock under this controlled equity program for total net proceeds of approximately $23.8 million and closed the controlled equity offering on May 1, 2012. The offering was made pursuant to our effective shelf registration statement filed with the Securities and Exchange Commission on May 31, 2011. The Company used the proceeds of this financing to provide funding for acquisitions and general corporate purposes in 2012.

Stock Repurchase Contract with Related Party

On September 10, 2010, Pernix entered into an agreement, pursuant to a stock repurchase authorization from our board of directors on May 12, 2010, to purchase 2,000,000 shares of its common stock from an employee of Pernix at $1.80 per share. The aggregate purchase price of $3,600,000 was paid in equal quarterly installments of $300,000 over three years.  The final payment on this agreement was made on April 1, 2013.

Note 14. Employer Compensation and Benefits

The Company participates in a 401(k) plan, which covers substantially all full-time employees. The Plan is funded by employee contributions and discretionary matching contributions determined by management. At the Company’s discretion, it may match up to 100 percent of each employee’s contribution, not to exceed the first six percent of the employee’s individual salary. There is a six-month waiting period from date of hire to participate in the plan. Employees are 100 percent vested in employee and employer contributions. Contribution expense was approximately $118,000 and $255,000 for the three and six month periods ended June 30, 2013, respectively.  Contribution expense was approximately $73,000 and $183,000 for the three and six month periods ended June 30, 2012, respectively.

Stock Options

The Company’s 2009 Stock Incentive Plan was approved concurrent with its merger with Golf Trust of America (“GTA”), Inc. on March 9, 2010. The maximum number of shares that can be offered under this plan is 5,000,000. Incentives may be granted under the 2009 Plan to eligible participants in the form of (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock, (d) restricted stock units, (e) stock appreciation rights and (f) other stock-based awards.

As of June 30, 2013, approximately 30,000 options remain outstanding that were issued to current officers under former incentive plans of GTA. The remaining average contractual life of these options is approximately 1.6 months.

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
June 30, 2013
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

The following table shows the option activity, described above, during the three months ended June 30, 2013:

Option Shares	Shares	Average Exercise Price
Outstanding at December 31, 2012(1)	1,711,167	$4.87
Granted	295,000	4.07
Exercised	(40,000)	2.79
Cancelled	(126,834)	7.69
Expired	─	─
Outstanding at June 30, 2013	1,839,333	$4.59
Vested and exercisable, end of period	860,331	$4.48

The intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was approximately $132,000 and $203,000, respectively.

The weighted-average grant date fair value for options granted during the six months ended June 30, 2013 and 2012 was approximately $4.64 and $5.52, respectively.

The following table shows the details by range of exercise price for the total options outstanding at June 30, 2013:

		Options Outstanding		Options Exercisable
Range of Exercise Price ($)		Shares	Remaining Contractual Life (years)	Shares	Price ($)
1.94 - 2.20		5,000	1.7	5,000	$2.20
3.31 – 4.20	(1)	1,407,667	7.7	702,667	3.75
6.10		153,333	8.1	59,331	6.10
7.75 – 8.62		180,000	8.8	43,334	8.18
9.02 – 10.35		93,333	8.3	49,999	9.77
		1,839,333	7.8	860,331	$4.47

(1) Includes 460,000 options granted to ParaPRO, LLC on August 3, 2011, that vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of Natroba.  For additional information, see Note 16, Commitments and Contingencies.

As of June 30, 2013, the aggregate intrinsic value of 860,331 options outstanding and exercisable was approximately $22,000.

As of June 30, 2013, there was approximately $863,000 of total unrecognized compensation cost related to unvested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 1.67 years.

Restricted Stock

The following table shows the Company's nonvested restricted stock outstanding at June 30, 2013:

		Weighted Average
		Grant Date
Restricted Stock Shares	Shares	Fair Value
Nonvested at December 31, 2012	728,333	$7.47
Granted	357,654	3.42
Vested	(138,332)	7.85
Forfeited	(276,200)	6.42
Nonvested at June 30, 2013	671,455	$5.66

During the six months ended June 30, 2013, 357,654 common shares were issued.  Approximately $3,277,000 of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan

Effective July 22, 2010, the Company adopted the 2010 Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually (on May 1 and November 1), participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or end of such six-month period. The Employee Stock Purchase Plan expires on July 22, 2020. A total of 1,000,000 shares are available for purchase under this plan of which 60,159 have been issued. Compensation expense related to the Employee Stock Purchase Plan and included in the table below for the six months ended June 30, 2013 and 2012 was approximately $35,100 and $39,800, respectively.

Stock-Based Compensation Expense

The following table shows the approximate amount of total stock-based compensation expense recognized (included in selling, general and administrative expenses) for employees and non-employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employees	$461,000	$528,000	$812,000	$866,000
Non-employees/Directors	121,000	199,000	209,000	358,000

Total	$582,000	$727,000	$1,021,000	$1,124,000

Note 15. Income Taxes

The effective income tax rate from continuing operations is different from the federal statutory rate for the six months ended June 30, 2013 and 2012 for the following reasons:

	Six Months Ended June 30,
	2013	2012
Expected taxes at statutory rates	(35.0)%	35.0%
State taxes, net of federal tax benefit	(1.5)%	(0.4)%
Nondeductible expenses	1.4%	10.3%
Put right expense	7.4%	─ %
Other	─ %	2.5%
	(27.7)%	47.4%

Note. 16. Commitments and Contingencies

Legal Proceedings

United States District Court for the Eastern District of Texas, Civil Action No. 6:12-cv-00027-LED

On January 19, 2012, plaintiffs, Merck & Cie, South Alabama Medical Science Foundation and Pamlab, L.L.C. filed suit seeking unspecified damages and injunctive relief against our wholly owned subsidiary, Macoven Pharmaceuticals, for infringement of U.S. Patent Nos. 5,997,915, 6,254,904, 6,673,381, 7,172,778, 7,674,490 and 6,011,040 based on Macoven’s commercialization of the following products: Vitacirc-B; ALZ-NAC; L-methylfolate PNV; L-methylfolate calcium 7.5mg; and L-methylfolate calcium 15mg. As a result of the settlement and termination of the ITC investigation described below, this suit was dismissed on June 12, 2013.

ITC Investigation No. 337-TA-2912, In the Matter of Reduced Folate Nutraceutical Products and L-methylfolate Raw Ingredients Used Therein.

On September 10, 2012, plaintiffs, Merck & Cie, South Alabama Medical Science Foundation and Pamlab, L.L.C., filed a complaint with the ITC under Section 337 of the Tariff Act of 1930, as amended, against Macoven for infringement of U.S. Patent Nos. 5,997,915, 6,673,381, 7,172,778 and 6,011,040 based on Macoven’s commercialization of the following products: Vitaciric-B; ALZ-NAC; and L-methylfolate calcium. The ITC initiated an investigation on October 10, 2012. Macoven filed a response, denying liability for patent infringement and asserting patent invalidity as a defense.  Macoven entered into a settlement agreement with the plaintiffs on May 23, 2013, and as a result, the administrative law judge granted the plaintiffs and Macoven’s joint motion to terminate this case on June 11, 2013.  On July 12, 2013, the ITC determined to not review the termination.  Pursuant to the settlement agreement, Macoven has agreed, among other things, to no longer market and sell the disputed products.

Somaxon Pharmaceuticals, Inc. Shareholder Litigation (Lead Case No. 37-201200087821-CU-SLCTL)

A purported class action lawsuit was filed in the Superior Court of California County of San Diego by Daniele Riganello, who, prior to the consummation of the merger between Pernix and Somaxon on March 6, 2013 (the “Merger”), was an alleged stockholder of Somaxon (Riganello v. Somaxon, et al., No. 37-201200087821-CU-SLCTL). A second purported class action was also filed in the court by another alleged stockholder (Wasserstrom vs. Somaxon, et al., No. 37-2012-00029214-CU-SL-CTL). Both plaintiffs filed amended complaints on January 18, 2013. The lawsuits were consolidated into a single action captioned In re Somaxon Pharmaceuticals, Inc. Shareholder Litigation (Lead Case No. 37-201200087821-CU-SLCTL). The operative complaint named as defendants Somaxon, Pernix, Pernix Acquisition Corp. I, as well as each of the former members of Somaxon’s board of directors (the “Individual Defendants”). It alleged, among other things, that (i) the Individual Defendants breached fiduciary duties they assertedly owed to Somaxon’ s former stockholders in connection with the Merger (ii) Somaxon and Pernix aided and abetted the purported breaches of fiduciary duty; (iii) the merger consideration was unfair and inadequate; and (iv) the disclosures regarding the Merger in the Registration Statement on Form S-4, initially filed with the Securities and Exchange Commission on January 7, 2013 (the “Proxy Statement/Prospectus”), were inadequate.

On January 24, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any liability or wrongdoing, Pernix and the other named defendants in such litigation signed a memorandum of understanding (the “MOU”) to settle such litigation. Confirmatory discovery was completed by April 2013. Subject to court approval and further definitive documentation in a stipulation of settlement, the MOU resolves the claims brought in such litigation and provides a release and settlement by the purported class of Somaxon’ s former stockholders of all claims against the defendants and their affiliates and agents in connection with the Merger. The asserted claims will not be released until such stipulation of settlement is approved by the court, which was filed in July 2013. There can be no assurance that the court will approve such settlement. Additionally, as part of the MOU, Pernix made certain additional disclosures related to the Merger in the Proxy Statement/Prospectus. Finally, in connection with the proposed settlement, plaintiffs in such litigation intend to seek an award of attorneys’ fees and expenses in an amount to be approved or determined by the court.

In addition to the above proceedings, Pernix is subject to various claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material effect on Pernix’s financial position or results of operations.

Texas Attorney General Medicaid Investigation

On May 9, 2013, our subsidiary, Cypress Pharmaceuticals, Inc., received notice from the Office of the Attorney General of the State of Texas that it had completed its initial analysis of transaction data provided by Cypress during 2012 to the Attorney General’s office and offering to settle all claims that the Attorney General alleges arise from Cypress’s prior actions under the Texas Medicaid Fraud Prevention Act.  The Company is currently assessing both the legitimacy of the claims made in this offer letter and the legal steps at its disposal to challenge the claims and the value placed on those claims.  The Company has requested information from the Attorney General to analyze the basis upon which damages were calculated which the Company has yet to receive.  Given the lack of information at this time, we are unable to determine whether and to what extent this would materially impact the Company’s business and operations.

Purchase Commitments

Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services. Our failure to satisfy minimum sales requirements under our co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights. In part to maintain minimum sales requirements under our co-promotion agreements, the Company has commitments under open purchase orders for inventory of approximately $5.0 million that can be cancelled without penalty.

Stock Options Issued in Exchange for Services

Pursuant to an agreement for support services entered into between the Company and ParaPRO on August 27, 2010 which commenced upon the launch of NATROBA on August 3, 2011, 460,000 stock options were granted to ParaPRO. The options have an exercise price of $3.65 which was the closing price of the Company’s stock as of the date of the support services agreement. The options are exercisable in seven installments in the following amounts: (i) 30,000 on August 1, 2012; (ii) 40,000 on August 1, 2013; (iii) 50,000 on August 1, 2014; (iv) 60,000 on August 1, 2015; (v) 70,000 on August 1, 2016; (vi) 90,000 on August 1, 2017; and (vii) 120,000 on August 1, 2018. The options are exercisable for a period of five years from the date each becomes exercisable and are valued at approximately $2,841,000. These options were granted in a private offering under Rule 4(2) of the Securities Act of 1933.  As of June 30, 2013, there was approximately $1,543,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized ratably over a weighted-average period of 3.7 years.

Leases

The Company leases facilities space and equipment under operating lease arrangements that have terms expiring at various dates through 2016. Certain lease arrangements include renewal options and escalation clauses. In addition, various lease agreements to which the Company is a party require that we comply with certain customary covenants throughout the term of the leases. If we are unable to comply with these covenants and cannot reach a satisfactory resolution in the event of noncompliance, these agreements could terminate.  See Note 17, Subsequent Events, for further discussion.

Future minimum lease payments under non-cancelable operating leases  do not include the rent payments for the Woodlands, Texas lease that was terminated as described in Note 17, Subsequent Events.   The minimum payments are as follows as of June 30, 2013 (in thousands):

2013 (July – December)	$414,000
2014	470,000
2015	39,000
2016	3,000
2017	─
$926,000

Total rent expense was approximately $213,000 and $384,000 for the three and six months period ended June 30, 2013, respectively.  Rent expense was approximately $88,000 and $175,000 for the three and six month period ended June 30, 2012, respectively.

Capital leases on certain pharmaceutical manufacturing equipment assumed in the acquisition of GSL have terms to November 2013. There were multiple assets under various individual capital leases as of June 30, 2013.

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

Other Revenue Sharing Agreements

The Company has entered into certain revenue sharing arrangements that require payments based on a specified percentage of net sales or a specified cost per unit sold. For the three and six months ended June 30, 2013, the Company recognized approximately $857,000 and $1,360,000, respectively, in expense included in cost of goods sold from payments pursuant to co-promotion and other revenue sharing arrangements.  For the three and six months ended June 30, 2012, the Company recognized $801,000 and $1,916,000, respectively

Other Commitments

Somaxon was subject to certain contractual payment obligations pursuant to settlement agreements entered into by it which the Company assumed.  As of June 30, 2013 and December 31, 2012, a $0.8 million balance remained unpaid under the terms of a settlement agreement relating to the termination of a co-promotion agreement. Pursuant to the terms of this agreement, six percent of sales of Silenor are payable to the counterparty until the balance is paid in full. In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor. Remaining payment obligations owed by Somaxon and assumed by Pernix under these settlement agreements are $1.75 million and $2.0 million, respectively, payable in equal installments over the next seven and four years, respectively.

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

Note 17. Subsequent Events

Lease

The Company consolidated its Houston offices to its facility located in Magnolia, Texas, and terminated the lease, with the acceptance of its landlord, at its Woodlands, Texas location effective July 31, 2013 without penalty.  This lease had a remaining term through April 2016 representing a future lease commitment of approximately $579,000.

Agreement to Sell Certain Generic Assets

On August 5, 2013, the Company entered into an agreement to sell certain generic assets and ANDAs owned by its subsidiary, Cypress Pharmaceuticals, to Breckenridge Pharmaceutical, Inc. for $30 million.  Under the terms of the agreement, Breckenridge will pay Pernix $20 million in an upfront payment and $10 million payable in two equal installments over the next two years.  The assets include seven previously marketed products, eight Abbreviated New Drug Applications (ANDAs) filed at the FDA, and certain other ANDAs in various stages of development.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impact our performance and a summary of our operating results. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with our unaudited condensed consolidated financial statements and the related notes included in “Part I—Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Part I—Item1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and “Part II—Item1A. Risk Factors” of this Quarterly Report on Form 10-Q for the three months ended June 30, 2013.

Executive Overview

Pernix Therapeutics Holdings, Inc. (“Pernix”, the “Company, “we” or “our”) is a specialty pharmaceutical company focused on the sales, marketing, manufacturing and development of branded, generic and over-the-counter, which we refer to herein as OTC, pharmaceutical products for pediatric and adult indications in a variety of therapeutic areas. We expect to continue to execute our growth strategy which includes the horizontal integration of our branded prescription, generic and OTC businesses. We also plan to continue to make strategic acquisitions of products and companies, as well as develop and in-license additional products as available capital permits. We manage a portfolio of branded and generic products. Our branded products for the pediatrics market include CEDAX®, an antibiotic for middle ear infections, NATROBA®, a topical treatment for head lice marketed under an exclusive co-promotion agreement with ParaPRO, LLC and ZUTRIPRO® for the treatment of cough and cold. Our branded products for gastroenterology include OMECLAMOX-PAK®, a 10-day treatment for H. pylori infection and duodenal ulcer disease, and REZYST®, a probiotic blend to promote dietary management. Through our wholly-owned subsidiary, Pernix Sleep, Inc. (formerly Somaxon Pharmaceuticals, Inc.), we market SILENOR® (doxepin), a non-controlled substance approved for the treatment of insomnia characterized by difficulty with sleep maintenance. Through our license agreement with Pharmaceutical Associates, Inc., we market VERIPRED™, a prescription drug product indicated for the control of severe allergic conditions. In addition, a product candidate utilizing cough-related intellectual property has been developed for the U.S. OTC market, for which partnering opportunities are currently being evaluated. We promote our branded pediatric and gastroenterology products through our sales force. We market our generic products in the areas of cough and cold, pain, vitamins, dermatology, antibiotics and gastroenterology through our wholly-owned subsidiaries, Macoven Pharmaceuticals and Cypress Pharmaceuticals. Our wholly-owned subsidiary, Pernix Manufacturing, manufactures and packages products for the pharmaceutical industry in a wide range of dosage forms.

On August 5, 2013, the Company entered into an agreement to sell certain generic assets owned by its subsidiary, Cypress Pharmaceuticals, to Breckenridge Pharmaceutical, Inc. for $30 million.  Under the terms of the agreement, Breckenridge will pay Pernix $20 million in an upfront payment and $10 million payable in two equal installments over the next two years.  The assets include seven previously marketed products, eight Abbreviated New Drug Applications (ANDAs) filed at the FDA, certain other ANDAs in various stages of development and the transfer of $1.0 million in inventory.

On May 9, 2013, the Company received letters from one of its suppliers relating to non-compliant product labeling for certain active ingredients.  The Company initiated a voluntary market withdrawal to the wholesale level for the impacted products which pose no safety risk.  We have provided for product  returns of approximately $1,611,000 and written off inventory related to these products of approximately $295,000.  The Company has worked with the Food and Drug Administration Recall Coordinator to finalize its recall strategy.  The recall is at the retail level and has been initiated.

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

On December 31, 2012, we completed the acquisition of a privately-owned, generic pharmaceutical company, Cypress Pharmaceuticals, Inc. and its branded pharmaceutical subsidiary Hawthorn Pharmaceuticals, Inc., which we refer to collectively herein as Cypress. Cypress offers a wide array of branded and generic pharmaceutical products in the areas of cough and cold, nutritional supplements, analgesics, urinary tract, women’s health, prenatal vitamins and dental health, as well as allergy, respiratory, iron deficiency, nephrology and pain management. Hawthorn offers a broad portfolio of branded products including allergy, respiratory, iron deficiency, nephrology and pain management. We paid an aggregate purchase price of up to $102.3 million. This purchase price included $52 million in cash, 4,427,084 shares of our common stock having an aggregate market value equal to approximately $34.3 million based on our common stock’s closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012, up to $6.5 million in holdback and contingent payments, $4.5 million to be deposited in escrow on December 15, 2013, and $5.0 million in shares of our common stock contingent upon the occurrence of a milestone event. The Company also granted a put right to the sellers pursuant to which the sellers may put the shares of our common stock issued in connection with the acquisition to the Company at approximately $5.38 per share, with such put right being exercisable from January 1, 2014 to January 31, 2014. The Cypress acquisition significantly increased and broadened the Company’s branded and generic product portfolio and provided the Company with in-house product development and regulatory expertise. Since 2008, Cypress has been awarded nine ANDA and three NDA approvals (REZIRA, ZUTRIPRO and VITUZ) and currently has nine ANDAs on file with the FDA for future approvals.  See Note 17, Subsequent Events, related to the sale of certain generic assets and ANDAs that were purchased in the Cypress acquisition.

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

The restated credit agreement provides for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with the entry into the restated credit agreement, the Company prepaid approximately $12 million of the term loan that had been previously outstanding under the December 2012 credit agreement. Under the restated credit agreement, the Company’s borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the restated credit agreement provides for an advance of up to $3 million in excess of the Company’s borrowing base until June 5, 2013, at which time all excess amounts were repaid accordingly. As of August 5, 2013, the outstanding balance under the term loan was $7.7 million and the outstanding balance under the revolver was $16.4 million.

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

Pernix was incorporated in November 1996, is headquartered in Houston, Texas and employs approximately 237 people full-time. The words “we,” “us” or “our” refer to Pernix and its consolidated subsidiaries, except where the context otherwise requires.

Business Strategy

Our objective is to be a leader in developing, marketing and selling prescription (branded and generic) and over-the-counter, or OTC, pharmaceutical products in the U.S. for pediatric and adult indications. Our strategy to achieve this objective includes the following elements:

●	Leveraging our focused sales and marketing organization- We have built a sales and marketing organization consisting of approximately 74 sales representatives with primary focus on, internal medicine, family practice, and gastroenterology. The pediatric sales force consists of approximately 40 sales representatives, with primary focus on pediatrics as well as family practice as of July 31, 2013. In January 2013, the Company commenced the integration of the Pernix and Cypress sales forces which has resulted in the elimination of approximately 75 sales representatives across the Company.

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

●
Development of OTC Products. The Company has formed an OTC division which is dedicated to marketing and acquiring products for the consumer healthcare market. In 2013, the Company and/or its partners may launch a cough medicine for children, Dr. Cocoa.  In addition, the OTC division is exploring the possibility of the Rx to OTC switch of SILENOR (doxepin). The Company continues to evaluate these opportunities as well as potential acquisitions or licensing opportunities for the OTC market.

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

●
Expand into new geographical and therapeutic markets. Following the acquisition of Cypress and subsequent realignment of our sales force, we have approximately 74 primary care representatives out of our total team of 114 sales representatives. We may also hire additional representatives to our sales force in both existing and new geographic markets to promote products in our existing product line. We intend to continue to explore additional therapeutic areas which have similar characteristics to the pediatrics market, including areas that are underserved by current pharmaceutical companies, where there is a readily identifiable set of high prescribing physicians for efficient sales force deployment or where we can acquire promotion sensitive products that are currently under-promoted by existing large pharmaceutical companies. The acquisition of Cypress expanded our presence in the primary care area in our existing geographical markets.

●
Realization of financial synergies through integration and consolidation plans.   We intend to work to identify more products in our portfolio that can be manufactured by our subsidiary, Pernix Manufacturing, so as to realize improved product gross margins in the future.  In addition, our sales team has been cross trained on the core products in our consolidated brand portfolio enhancing their effectiveness in the field and their potential to grow sales.  We expect the integration of the businesses of Cypress and Somaxon and the realization of potential financial synergies to continue throughout 2013.

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

Collaborations

Development of Late-stage Pediatric Product.   In March 2012, we entered into a product development agreement with a private company for a prescription product for the pediatrics market. Under the terms of the agreement, Pernix obtained exclusive marketing rights to this late-stage development product in the United States, and Pernix will pay the costs related to the development of the product. Pernix expects to invest approximately $6 million over an estimated 36-month period for development and regulatory expenses related to this product candidate, and Pernix’s development partner will manage the development program. Pernix and its development partner expect to commence pivotal phase III studies in 2014.  Approximately $1,144,000 has been incurred since the commencement of this project through June 30, 2013 (approximately $866,000 in the six months ended June 30, 2013 and $278,000 in 2012).

Pernix has several active research and development projects.  We anticipate filing up to two INDs and one 510K in the second half on 2013, including the Silenor OTC IND.  We expect to initiate several clinical studies, including post approval commitments for Zutripro and Silenor, by the end of 2013.  We will continue to be opportunistic in exploiting our in-house expertise and intellectual property to initiate additional low risk development projects.  In addition, we continue to look for external opportunities through in-license, collaborations or partnerships to build the Pernix pipeline.

Second Quarter 2013 Highlights

The following summarizes certain key financial measures as of, and for, the three months ended June 30, 2013:

●	Cash and cash equivalents equaled $9.0 million as of June 30, 2013.

●	Net revenues were approximately $20.6 million and $10.5 million for the three months ended June 30, 2013 and 2012, respectively.

●
Net (loss) before taxes was approximately ($8.0) million and ($1.5) million for the three months ended June 30, 2013 and 2012, respectively.  This included approximately $895,000 in cost of product sales from the increased basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions that was recognized for products sold during the three months ended June 30, 2013.  Net (loss) income before taxes was approximately ($19.4) million and ($0.5) million for the six months ended June 30, 2013 and 2012, respectively. This included approximately $4,711,000 in cost of product sales from the increased basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions that was recognized for products sold during the six months ended June 30, 2013.

Opportunities and Trends

There continue to be unmet patient needs in the pediatric area as well as other therapeutic areas. We believe that we can systematically focus our efforts on developing and acquiring products or acquiring the assets of other companies whose products or assets can meet these needs. We also believe that future growth will be realized in the execution of branded and generic development opportunities outside the pediatric area. We believe the combination of product development and acquisition will enhance our growth opportunities. Additionally, we will continue to leverage our industry relationships to identify and take advantage of new product opportunities. Currently, we believe we have significant opportunities in leveraging the assets and improving the profitability of the assets acquired in Cypress and Somaxon acquisitions as well as continuing the progress of our respective in-process research and development projects as capital permits. We will primarily focus our efforts on this strategy in 2013.

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

As we execute our strategy, we will monitor and evaluate success through the following measures:

●	Net product sales generated from our existing products;

●	Revenues generated from profit sharing arrangements;

●	Ability to continue to effectively integrate the operations of Somaxon and Cypress;

●	Progress of our development pipeline (as discussed below); and

●	Acquisition of products and product rights that align with our strategy and that offer potential for sustainable growth.

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

The following table sets forth a summary of Pernix’s net revenues for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Upper respiratory, allergy and antibiotic products	$10,902	$8,689	$28,074	$20,241
Gastroenterology products	2,430	2,907	4,131	3,333
Dietary supplements and medical food products	8,421	2,350	17,804	5,382
Analgesics	4,951	2,623	9,502	6,282
Sleep maintenance	4,632	─	5,751	─
Dermatology products	1,250	413	2,355	1,915
Other products	2,838	─	6,390	─
Gross Product Sales	35,423	16,982	74,007	37,153
Sales Allowances	(16,493)	(7,520)	(35,166)	(13,733)
Net Product Sales	18,930	9,462	38,841	23,350
Manufacturing revenue	1,092	─	1,735	─
Co-promotion and other revenue	551	1,037	2,075	1,631
Total Net Revenues	$20,573	$10,499	$42,651	$24,981

Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments, and Medicaid Rebates

 The following table sets forth a summary of our allowances for product returns, government rebate programs and price adjustments as of June 30, 2013.   Prompt pay discounts are recorded as a reduction of accounts receivable and revenue and, therefore, are not included in the table below. The allowance for prompt pay discounts as of June 30, 2013 and December 31, 2012 was approximately $414,000 and $728,000, respectively.

	Product Returns	Government Program Rebates	Price Adjustments
	(in thousands)	(in thousands)	(in thousands)
Balance at December 31, 2011	$5,712	$5,843	$5,451
Allowances assumed in acquisition of Cypress	5,901	1,175	4,586
Current provision:
Adjustments to provision for prior year sales	1,840	(1,075)	(272)
Provision – current year sales	5,426	7,689	15,368
Payments and credits	(6,822)	(6,595)	(14,173)
Balance at December 31, 2012	12,057	7,037	10,960
Allowances assumed in acquisition of Somaxon	776	479	1,113
Post closing opening balance sheet adjustment	735	391	416
Current provision:
Adjustments to provision for prior year sales	1,611	(921)	(300)
Provision – current year sales	4,112	4,860	23,582
Payments and credits	(7,322)	(6,016)	(22,147)
Balance at June 30, 2013	$11,969	$5,830	$13,624

Product Returns. Consistent with industry practice, we offer contractual return rights that allow our customers to return short-dated or expiring products within an 18-month period, commencing six months prior to and up to twelve months subsequent to the product expiration date. Our products have a 15 to 36-month expiration period from the date of manufacture. We adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. We estimate returns at percentages up to 10% of sales of branded and generic products and from time to time, higher on launch sales of new products. Returns estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage for our products. In addition to the accrual on sales during the three months ended June 30, 2013, the Company recorded an additional returns allowance for the returns of certain recalled products of approximately $390,000 and  reclassed approximately $300,000 in unrealized price adjustments and  approximately $921,000 in unrealized Medicaid rebates on these recalled products due to the fact that they will now be returned instead of prescribed under Medicaid. The returns reserve may be adjusted as sales history and returns experience is accumulated on this portfolio of products. We review and adjust these reserves quarterly. If estimates regarding product demand are inaccurate, if changes in the competitive environment affect demand for certain products, or if other unforeseen circumstances affect a product’s salability, actual returns could differ and such differences could be material. For example, a 1% difference in our provision assumptions for the six months ended June 30, 2013 would have affected pre-tax loss by approximately $720,000

Government Program Rebates. The liability for government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future government program utilization for each product sold. As we become aware of changing circumstances regarding the Medicaid and Medicare coverage of our products, we will incorporate such changing circumstances into the estimates and assumptions that we use to calculate government program rebates. If our estimates and assumptions prove inaccurate, we may be subject to higher or lower government program rebates. For example, with respect to the provision for the six months ended June 30, 2013, a 1% difference in the provision assumptions based on utilization would have effected pre-tax loss by approximately $133,000 and a 1% difference in the provisions based on reimbursement rates would have affected pre-tax loss by approximately $42,000.

Price Adjustments. Our estimates of price adjustments which include customer rebates, service fees, chargebacks and other discounts are based on our estimated mix of sales to various third-party payors who are entitled either contractually or statutorily to discounts from the listed prices of our products and contracted service fees with our wholesalers. In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from our estimates, we may be required to pay higher or lower total price adjustments than originally estimated. For example, for the six months ended June 30, 2013, a 1% difference in the assumptions based on the applicable sales would have affected pre-tax loss by approximately $1,130,000.

We, from time to time, offer certain promotional product-related incentives to our customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, we have initiated coupon programs for certain of our promoted products whereby we offer a point-of-sale subsidy to retail consumers. We estimate our liabilities for these coupon programs based on redemption information provided by a third party claims processing organization. We account for the costs of these special promotional programs as a reduction of gross revenue when applicable products are sold to the wholesalers or other retailers. Any price adjustments that are not contractual but that are offered at the time of sale are recorded as a reduction of revenue when the sales order is recorded. These adjustments are not accrued as they are offered on a non-recurring basis at the time of sale and are recorded as an expense at the time of the sale. These allowances may be offered at varying times throughout the year or may be associated with specific events such as a new product launch or to reintroduce a product. Approximately 5% of the provision relates to promotional point-of-sale discounts to the wholesaler.

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

Cost of Sales

Our cost of product sales is primarily comprised of the costs of manufacturing and distributing our pharmaceutical products and profit sharing and royalty expenses related to co-promotion and license agreements with third parties. In particular, cost of product sales includes manufacturing, packaging and distribution costs and the cost of active pharmaceutical ingredients. We partner with third parties to manufacture certain of our products and product candidates while some of our products are manufactured by the manufacturing plant that we acquired in July 2012. We expect to utilize Pernix Manufacturing to manufacture more of our products moving forward which we expect will result in a reduction of the cost of certain of our products.

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

In the acquisitions of Cypress and Somaxon, we recorded an increase in the basis of the inventory acquired of approximately $8,600,000 and $695,000, respectively. The increase will be recognized in cost of sales as the acquired inventory is sold. For the six months ended June 30, 2013, approximately $4,711,000 of the increase in costs of sales was attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries, benefits and commissions as well as public company costs, professional and consulting fees, sales data costs, insurance, and company overhead.

 Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing and testing products and product candidates. Pernix either expenses research and development costs as incurred or, if Pernix pays manufacturers a prepaid research and development fee, Pernix will expense such fee ratably over the term of the development. Pernix believes that significant investment in research and development is important to its competitive position and plans to increase its expenditures for research and development to realize the potential of the product candidates that it is developing or may develop, including the in-process research and development projects of Cypress. The Cypress acquisition significantly increased and broadened the Company’s branded and generic product portfolio and provided the Company with in-house product development and regulatory expertise. Since 2008, Cypress has been awarded nine ANDA and three NDA approvals (REZIRA, ZUTRIPRO and VITUZ) and currently has nine ANDAs on file with the FDA for future approvals. See Note 17, Subsequent Events, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012 contained in Part I of this Quarterly Report on Form 10-Q, related to the sale of certain Cypress generic assets and ANDAs that were purchased in the Cypress acquisition.

Other Income and Expenses

Depreciation Expense.  Depreciation expense is recognized for our property and equipment, which depreciates over the estimated useful life of the asset using the straight-line method.

Amortization Expense.  Amortization expense is recognized for certain of our intangible assets, consisting primarily of patents, brands, licensing, non-competes and supplier contracts including those acquired in the acquisition of Pernix Manufacturing (formerly Great Southern Labs), Cypress and Somaxon. These assets are amortized over their estimated useful lives using the straight-line method.  See Note 8, Intangible Assets, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Critical Accounting Estimates

For information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2012 and Note 2 to our consolidated financial statements contained therein.  There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

Net Revenues.  Net revenues were approximately $20,573,000 and $10,499,000 for the three months ended June 30, 2013 and 2012, respectively, an increase of approximately $10,074,000 or 96.0%.  The Cypress and Hawthorn product portfolio, acquired on December 31, 2012, contributed approximately $8,663,000 in net revenues, the Somaxon products, acquired on March 6, 2013, contributed approximately $691,000 in net revenues and the manufacturing facility, acquired on July 1, 2012, contributed approximately $1,092,000 in net revenues.  These increases were offset by a decrease in the net revenues of the Company’s legacy portfolio (pre-acquisition portfolio) of products of approximately $372,000.  This decrease was due in part to the discontinuation of the sale of certain generic products due to patent litigation settlement and of certain recalled cough and cold products.  Additionally, we recorded approximately $242,000 in returns allowance for the recalled products.  Total net revenues consisted of 53% from generic product sales and 47% from branded product sales.

Cost of Product Sales.  Cost of sales was approximately $11,162,000, or 32.4% of gross product sales, and $3,411,000, or 20.1% of gross product sales for the three months ended June 30, 2013 and 2012, respectively, an increase of approximately $7,751,000, or 227.2%.  Approximately $895,000 of this amount is from the increased basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions that was recognized for products sold during the three months ended June 30, 2013.  The remaining increase in basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions is approximately $4,584,000, and will be amortized on a pro-rata basis as the acquired inventory is sold and included in cost of sales in future periods. The reserve for unsalable products included in the cost of sales was approximately $1,075,000 in the three months ended June 30, 2013, compared to approximately $52,000 in the three months ended June 30, 2012.  Cost of sales, exclusive of the cost associated with the increase in inventory basis and the reserve for unsalable products was approximately $9,192,000, or 25.9% of gross product sales, similar to the prior year period which was 20.1%.

Collaboration and royalty expense included in cost of sales was approximately $1,808,000 and $801,000 for the three months ended June 30, 2013 and 2012, respectively. This increase of approximately $683,000 was primarily due to profit sharing arrangements on several of the Cypress products and Silenor.

Gross Margin.  Gross profit margin on the sale of our products was 50.3% (excluding cost of sales attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing) and 67.5% for the three months ended June 30, 2013 and 2012, respectively.The decrease in the gross margin is due to the sales of higher priced products and revenue sharing arrangements on products that make up the greatest percentage of our sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $13,141,000 and $7,636,000 for the three months ended June 30, 2013 and 2012, respectively, an increase of approximately $5,505,000, or 72.0%.

Overall compensation expense represented approximately $6,120,000, or 46.6%, and $3,488,000, or 45.7%, of total selling, general and administrative expenses for the three months ended June 30, 2013 and 2012, respectively.  The increase of approximately $2,632,000 in overall compensation expense is primarily due to the addition of Cypress employees effective January 1, 2013, the addition of Pernix Manufacturing employees in July 2012 and the hiring of additional sale representatives to market OMECLAMOX-PAK® in May 2012, partially offset by a decrease in bonus and incentive compensation.

Other selling, general and administrative expenses were approximately $7,021,000 and $4,148,000 for the three months ended June 30, 2013 and 2012, respectively, an increase of approximately $2,873000.  This increase was primarily due to the incremental increase of the SG&A expenses from the acquisitions of Cypress, Somaxon and the manufacturing facility subsequent to June 30, 2012.  In addition, during the three months ended June 30, 2013, Pernix incurred (i) deal expenses of approximately $116,000 related to these acquisitions, (ii) approximately $289,000 in other SG&A expenses of our OTC division, and (iii) approximately $718,000 in legal expenses related to certain litigation that has now been settled.

Research and Development Expense.   Research and development expenses were approximately $1,792,000 and $109,000 for the three months ended June 30, 2013 and 2012, respectively. The increase was primarily due to expenses incurred related to the in-process research and development, including the compensation of the individuals in the R&D department, acquired in connection with the acquisition of Cypress

Depreciation and Amortization Expense.  Depreciation expenses were approximately $163,000 and $25,000 for the three months ended June 30, 2013 and 2012, respectively.  The increase of approximately $138,000 was due to the addition of Pernix Manufacturing fixed assets in July 2012, the addition of Cypress fixed assets on December 31, 2012, and the addition of Somaxon fixed assets in March 2013.

Amortization expense was approximately $2,468,000 and $771,000 for the three months ended June 30, 2013 and 2012.  The increase in amortization expense of approximately $1,697,000, or 220%, is due to the addition of intangible assets in the acquisitions of Cypress, Pernix Manufacturing and Somaxon, along with other licenses acquired in 2012 (including the license for OMECLAMOX-PAK®). For further discussion, see Note 8, Intangible Assets and Goodwill, to our Condensed Consolidated Financial Statements for the three months ended June 30, 2013 and 2012.

            Interest Expense, net. Interest income was approximately $7,000 and $23,000 for the three months ended June 30, 2013 and 2012, respectively.  Interest expense was approximately $1,009,000 and $51,000 for the three months ended June 30, 2013 and 2012, respectively.  The increase in interest expense of approximately $958,000 was primarily due to the credit facility with MidCap Funding V, LLC, effective December 31, 2012 as amended and restated on May 8, 2013. For further discussion, see Note 11, Debt.

Comparison of the Six Months Ended June 30, 2013 and 2012

Net Revenues.   Net revenues were approximately $42,651,000 and $24,981,000 for the six months ended June 30, 2013 and 2012, respectively, an increase of approximately $17,670,000, or 70.7%. The Cypress and Hawthorn product portfolio, acquired on December 31, 2012, contributed approximately $19, 810,000 in net revenues, the Somaxon products, acquired on March 6, 2013, contributed approximately $2,793,000 in net revenues, and the manufacturing facility acquired on July 1, 2012, contributed approximately $1,735,000 in net revenues.  These increases were offset by a decrease in the net revenues of the Company’s legacy portfolio (pre-acquisition portfolio) of products of approximately $6,668,000.  This decrease was due in part to the discontinuation of the sale of certain generic products due to patent litigation settlement and of certain recalled cough and cold products.  Additionally, we recorded approximately $390,000 in  returns allowance for the recalled products. Total net revenues consisted of 51% from  generic product sales and 49% from branded product sales.

Cost of Product Sales.  Cost of product sales was approximately $24,240,000, or 32.8% of gross product sales, and $8,102,000, or 21.8% of gross product sales, for the six months ended June 30, 2013 and 2012, respectively, an increase of approximately $16,138,000, or 199.2%.  Approximately $4,711,000 of this amount is from the increased basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions that was recognized for products sold during the six months ended June 30, 2013. The remaining increase in basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions is approximately $4,584,000, and will be amortized on a pro-rata basis as the acquired inventory is sold and included in cost of sales in future periods.  The reserve for unsalable products, included in cost of product sales, was approximately $1,362,000 in the six months ended in June 30, 2013 compared to approximately $93,000 in the six months ended June 30, 2012.  Cost of sales, exclusive of the cost associated with the increase in inventory basis and reserve for unsalable products, was approximately $18,167,000, or 23.9% of gross product sales, similar to the prior year period which was 21%.

Collaboration and royalty expense included in cost of sales was approximately $3,089,000 and $1,916,000, for the six months ended June 30, 2013 and 2012, respectively, an increase of approximately $1,173,000 . The increase in the collaboration expense was primarily due to profit sharing arrangements on several Cypress products and Silenor.

Gross Margin. Gross profit margin on the sale of our products was 54.3% (excluding cost of sales attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing) and 67.6% for the six months ended June 30, 2013 and 2012, respectively, an increase of approximately $1,173,000.  As noted above, the decrease in the gross margin is due to the sales of higher priced products and revenue sharing arrangements on products that make up the greatest percentage of our sales.

Selling, General and Administrative Expense (SG&A).  Selling, general and administrative expenses were approximately $27,221,000 and $14,465,000 for the six months ended June 30, 2013 and 2012, respectively, an increase of approximately $12,756,000, or 88.2%.

Overall compensation expense represented approximately $12,947,000, or 47.6%, and $6,670,000, or 46.1%, of total selling, general and administrative expenses for the six months ended June 30, 2013 and 2012, respectively.  The increase of approximately $6,276,000 in overall compensation expense is primarily due to the addition of Cypress employees effective January 1, 2013, the addition of Pernix Manufacturing employees in July 2012 and the hiring of additional sale representatives to market OMECLAMOX-PAK® in May 2012, partially offset by a decrease in bonus and incentive compensation.

Other selling, general and administrative expenses were approximately $14,274,000 and $7,795,000 for the six months ended June 30, 2013 and 2012, respectively, an increase of approximately $6,479,000.  This increase was primarily due to the incremental increase of the SG&A expenses from the acquisitions of Cypress, Somaxon and the manufacturing facility subsequent to June 30, 2012.  In addition, during the six months ended June 30, 2013, Pernix incurred (i) deal expenses of approximately $527,000 related to these acquisitions, (ii) approximately $500,000 in other SG&A expenses of our OTC division, and (iii) approximately $1,825,000 in legal expenses related to certain litigation that has now been settled.

Research and Development Expenses (R&D). R&D expenses were approximately $2,999,000 and $179,000 for the six months ended June 30, 2013 and 2012, respectively. The increase was primarily due to expenses incurred related to the in-process research and development, including the compensation of the individuals in the R&D department, acquired in connection with the acquisition of Cypress and furthering the development of a late-stage pediatric product.

Loss from the Operations of the Joint Venture. The loss from the operations of our former joint venture with SEEK was approximately $0 and $240,000 for the six months ended June 30, 2013 and 2012, respectively,

Depreciation and Amortization Expense. Depreciation expense was approximately $307,000 and $51,000 for the six months ended June 30, 2013 and 2012, respectively. The increase of approximately $256,000 was due to the addition of the manufacturing fixed assets acquired in July 2012 and the addition of Cypress fixed assets on December 31, 2012.

Amortization expense was approximately $4,488,000 and $1,383,000 for the six months ended June 30, 2013 and 2012, respectively. The increase in amortization expense of approximately $3,105,000 is due to the addition of intangible assets in the acquisitions of Cypress, Somaxon and our manufacturing facility, along with other licenses acquired in 2012 (including the license for OMECLAMOX-PAK®).  For further discussion, see Note 8, Intangible Assets and Goodwill, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012.

Interest Expense, net. Interest income was approximately $18,000 and $37,000 for the six months ended June 30, 2013 and 2012, respectively. Interest expense was approximately $2,097,000 and $134,000 for the six months ended June 3, 2013 and 2012, respectively. The increase in interest expense of approximately $1,963,000 was primarily due to the interest and related financing costs from the restated credit agreement with MidCap Financial, LLC.  For further discussion, see Note 11, Debt, Subsequent Events, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012.

Liquidity and Capital Resources

Sources of Liquidity

Pernix’s net (loss) income was approximately ($5,896,000) and ($932,000) for the three months ended June 30, 2013 and 2012 and ($14,227,000) and $259,000 for the six months ended June 30, 2013 and 2012, respectively.

Pernix requires cash to meet its operating expenses and for research and development, capital expenditures, acquisitions, and in-licenses of rights to products. To date, Pernix has funded its operations primarily from product sales, co-promotion agreement revenues, proceeds from equity offerings and debt facilities.

As described in Note 17, Subsequent Events, on August 5, 2013, we entered into an agreement to sell certain generic assets and ANDAs owned by our subsidiary, Cypress, to Breckenridge Pharmaceutical, Inc. for $30 million.  Under the terms of the agreement, Breckenridge will pay us $20 million in an upfront payment and $10 million of which is to be paid in two equal payments over the next two years.  The assets include seven previously marketed products, eight Abbreviated New Drug Applications (ANDAs) filed at the FDA, and certain other ANDAs in various stages of development and the transfer of $1.0 million in inventory.

As described in Note 11, Debt, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012, we entered into a $42 million credit facility on December 31, 2012 with Midcap Funding V, LLC, as administrative agent, as a lender and as co-bookrunner and sole lead arranger, Business Development Corporation of America, as co-bookrunner, and additional lenders from time to time party thereto (“the Original Credit Agreement”). We utilized the proceeds from this credit facility in the acquisition of Cypress.

On May 7, 2013, we, together with our subsidiaries, entered into the Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with MidCap Financial, LLC, as Administrative Agent and as a lender, and additional lenders from time to time party thereto. The Restated Credit Agreement amends and restates in its entirety the Original Credit Agreement.

The Restated Credit Agreement provides for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with the entry into the Restated Credit Agreement, we prepaid approximately $12 million of the term loan that had been previously outstanding under the Original Credit Agreement. Under the Restated Credit Agreement, our borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the Restated Credit Agreement provides for an advance of up to $3 million in excess of our borrowing base until June 8, 2013, at which time all excess amounts, if any, will become due and payable. As of August 5, 2013, the outstanding balance under the term loan was $7.7 million and the outstanding balance under the revolver was $16.4 million.

Unlike the Original Credit Agreement, the Restated Credit Agreement does not include covenants limiting capital expenditures or requiring us to maintain a fixed charge coverage ratio and leverage ratio, but rather contains covenants requiring us to maintain a minimum amount of EBITDA and net invoiced revenues. Similar to the Original Credit Agreement, the Restated Credit Agreement includes customary covenants for a secured credit facility, which include, among other things, (a) restrictions on (i) the incurrence of indebtedness, (ii) the creation of or existence of liens, (iii) the incurrence or existence of contingent obligations, (iv) making certain dividends or other distributions, (v) certain consolidations, mergers or sales of assets and (vi) purchases of assets, investments and acquisitions; and (b) requirements to deliver financial statements, reports and notices to the administrative agent and other lenders. The Restated Credit Agreement also contains customary representations and warranties and event of default provisions for a secured credit facility.

The loans under this facility bears interest at a rate equal to the sum of the LIBOR rate plus an applicable margin of 7.50% per annum. Pursuant to the Restated Credit Agreement, the Company paid certain customary fees to the administrative agent and lenders.

Under the Restated Credit Agreement, we are required to make monthly repayments on the term loan beginning on November 7, 2013 and ending on May 7, 2016, when all remaining principal is due and payable. The revolving loan will be paid based on our cash receipts, with all principal due and payable on May 7, 2016. In addition, we are able to voluntarily prepay outstanding amounts under the revolving loan commitment at any time, subject to certain prepayment penalties.  Approximately $2,300,000 of the proceeds from the sale of TherapeuticsMD stock were utilized to pay down the term loan in June 2013.  Pernix also paid net funds on the revolving loan of approximately $3,842,000 during the three and six months ended June 30, 2013.

The obligations under the Restated Credit Agreement are secured by a first priority perfected security interest in substantially all of our assets, subject to certain permitted liens.

Cash Flows

The following table provides information regarding Pernix’s cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	(rounded)
	2013	2012
Cash (used in) provided by
Operating activities	$(533,000)	$6,444,000
Investing activities	4,039,000	(7,911,000)
Financing activities	(17,481,000)	17,425,000)
Net (decrease) increase in cash and cash equivalents	$(13,975,000)	$15,958,000

Net Cash Provided By Operating Activities

Net cash (used in) provided by operating activities for the six months ended June 30, 2013 and 2012 was approximately ($533,000) and $6,444,000, respectively.  Net cash used in operating activities for the six months ended June 30, 2013 reflects Pernix’s net loss of approximately $14,016,000, adjusted by non-cash expenses totaling approximately $6,520,000 offset by a non-cash deferred income tax benefit of approximately $3,096,000 and approximately $9,640,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities.   Non-cash expenses included amortization of approximately $4,488,000,  depreciation of approximately $307,000, amortization of deferred financing costs of approximately $317,000, stock compensation expense of approximately $1,025,000, stock option expense for options issued to ParaPRO of approximately $295,000, a change in the fair value of the put right of approximately $3,971,000 and a loss on the sale of assets of approximately $5,000, offset by a gain on the sale of the TherapeuticsMD stock of approximately $3,605,000 and a change in the fair value of the contingent consideration of approximately $283,000.

Net cash provided by operating activities for the six months ended June 30, 2012 was approximately $6,444,000.  Net cash provided by operating activities for the six months ended June 30, 2012 reflects Pernix’s net income of approximately $259,000, adjusted by non-cash expenses totaling approximately $3,275,000 partially offset by a non-cash deferred income tax benefit of approximately $133,000 and approximately $3,022,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities. Non-cash expenses included amortization of approximately $1,383,000, depreciation of approximately $51,000, stock compensation expense of approximately $1,224,000, stock option expense for options issued to ParaPRO of approximately $377,000 and expenses from our joint venture with SEEK of approximately $240,000.

Accounts receivable at June 30, 2013, decreased approximately $11,165,000 from December 31, 2012 primarily attributable to the seasonal decrease in sales when comparing December to June.  Inventories decreased approximately $4,136,000 due to a seasonal decrease in stocking going into the off-season for the majority of our current product portfolio, sales of acquired inventory which have a higher basis than inventory we purchase, and a decrease in our overall inventory stock par values by product.  Prepaid expenses and other assets increased approximately $916,000 due to an increase in general prepaid expenses and prepaid insurance. Accounts payable increased approximately $5,804,000 due to increased expenses, as the result of the various acquisitions, and research and development.  Accrued allowances and expenses decreased approximately $7,326,000 primarily due to the payment of severance and accrued expenses associated with the Somaxon acquisition and the timing of payments of government program rebates, returns credits taken and other price adjustments during the six months ended June 30, 2013.

Net Cash Used in Investing Activities

Net cash provided by (used in) investing activities for the six months ended June 30, 2013 and 2012 was approximately $4,040,000 and ($7,911,000), respectively.  The cash provided by investing activities for the six months ended June 30, 2013 consisted of approximately $4,605,000 in proceeds from the sale of TherapeuticsMD stock, approximately $23,000 in proceeds from the sale of property, plant and equipment, offset by approximately $310,000 paid to former owners of Cypress under a reimbursement obligation and approximately $279,000 in property, plant and equipment purchases.  The cash used in investing activities for the six months ended June 30, 2012 consisted of $5,000,000 to acquire the license from SEEK for the non-codeine antitussive drug in development, $2,400,000 to acquire the license for Omeclamox®, the acquisition of another license for $250,000 and purchases of software, furniture and equipment of approximately $267,000 offset by proceeds from the sale of computer equipment of approximately $6,000.

   Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 was approximately $17,481,000 compared to net cash provided by financing activities for the six months ended June 30, 2012 of approximately $17,425,000. The cash used in financing activities for the six months ended June 30, 2013 consisted of approximately (i) $11,972,000 in prepayments of the term loan that had previously been outstanding under the Original Credit Agreement,  (ii) an additional $525,000 in principal payments on the term loan that had previously been outstanding under the Original Credit Agreement, (iii) $2,300,000 in principal payments on the new term loan, (iv) $3,842,000 in net payments on the new revolving credit facility, (v) $1,533,000 in payments on contracts payable, (vi) $81,000 in payments under our mortgage and certain capital leases, (vii) $84,000 of tax benefits on stock-based awards and (v) $209,000 in payments of an employees’ income tax liability from the vesting of restricted stock, offset by $2,880,837 in cash on-hand at Somaxon on the day of closing, and $184,000 in net proceeds from the issuance of stock to employees.

Net cash from investing activities for the six months ended June 30, 2012 was approximately $17,425,000 and consisted of approximately (i) $23,751,000 in net proceeds from our controlled equity offering, (ii) $171,000 tax benefit on stock-based awards, (iii) $163,000 in net proceeds from the issuance of stock to employees, offset by approximately $6,000,000 in payments on our line of credit and $660,000 in payments on contracts payable.

  Funding Requirements

As of August 5, 2013, Pernix has approximately $9.8 million in cash and $3.6 million of potential availability under its revolving line of credit.  Pernix’s future capital requirements will depend on many factors, including:

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

A significant portion of the Company’s planned expenditures for 2013 are expenses in connection with our development programs, notably our development project for a prescription pediatric product. Our capital requirements, including the additional consideration payable to the former stockholders of Cypress in December 2013 and the potential exercise of put rights under certain circumstances by the former Cypress stockholders of our common stock issued in connection with the acquisition in January 2014 may delay our ability to execute some or all of the development efforts currently contemplated.

As of August 5, 2013, Pernix believes that its existing cash and cash from operations will be sufficient to continue to fund its existing level of operating expense, certain planned development activities and general capital expenditure requirements through 2013 based on our additional opportunities to recognize synergistic savings from our acquisitions, our ability to pace our research and development spend as available capital permits and the potential to sell non-core assets such as the sale of certain generic assets and ANDAs to Breckenridge Pharmaceutical, Inc. for $30 million as previously described above.However, the Company’s ability to execute all of its development programs and other business strategies during 2013 may be limited by the Company’s cash position, financial covenants contained in our credit agreement, the additional consideration payable to the former stockholders of Cypress in January 2014 and the potential exercise of put rights by such former stockholders of Cypress in January 2014, each as described above.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. Further, obligations under employment agreements contingent upon continued employment are not included in the table below. The following table summarizes our contractual obligations as of June 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases (1)	$926	$773	$153	$—	$—
Capital leases (2)	16	16	—	—	—
Professional services agreements (3)	1,475	1,061	414	—	—
Supply agreements and purchase obligations (4)	3,500	3,500	—	—	—
Long-term debt obligations (5)	11,976	2,894	7,790	456	836
Settlement obligations (6)	4,189	1,189	1,500	1,000	500
Other obligations (7)	—	—	—	—	—

Total contractual obligations	$22,083	$9,433	$9,857	$1,456	$1,336

(1)	Operating leases include minimum payments under leases for our facilities and certain equipment.

(2)	Capital leases include minimum payments under leases for certain manufacturing equipment at Pernix Manufacturing.

(3)	Professional service agreements include agreements with a specific term for consulting, information technology, telecom and software support, data and sales reporting tools and services.

(4)	Supply agreements and Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services. The contractual obligations table set forth above does not reflect certain minimum sales requirements related to our co-promotion agreements. Our failure to satisfy minimum sales requirements under our co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights. In addition to minimum sales requirements under our co-promotion agreements, the table above does not include commitments under open purchase orders for inventory that can be cancelled without penalty, which are approximately $5.0 million.

(5)	The long-term debt obligations represent the minimum payments under the credit facility that was entered into during 2013 and the mortgage on certain real estate assumed in the acquisition of Pernix Manufacturing.

(6)	Settlement obligations represent remaining payments due under settlement agreements.

(7)	Other obligations represent the payments due under a privately negotiated stock repurchase.

See Notes 11, Debt, and 16, Commitments and Contingencies, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012, for additional information.

In addition to the material contractual cash obligations included the chart above, we have committed to make potential future milestone payments to third parties as part of licensing, distribution, acquisition and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. Because the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on our consolidated balance sheets and have not been included in the table above. See Notes 4, Business Combinations and Other Acquisitions, and 8, Intangible Assets and Goodwill, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012 for additional information.

Further, See Note 5, Derivative Instruments, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012, for  information related to the put right issued to Cypress’ former shareholders in connection with the acquisition of Cypress on December 31, 2012.  The put right, which expires in January 31, 2014, is exercisable during the thirty-day period immediately following the one-year anniversary date of the business acquisition, which if exercised would enable them to sell any of the shares they still hold (3,773,079 as of June 30, 2013) from the underlying 4,427,084 shares of the Company’s common stock they received as part of the purchase consideration, back to the Company at a price of $5.38 per share,  This potential obligation is not included in the table above.

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

The Restated Credit Agreement provides for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with the entry into the Restated Credit Agreement, the Company prepaid approximately $12 million of the term loan that had been previously outstanding under the Original Credit Agreement. Under the Restated Credit Agreement, the Company’s borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the Restated Credit Agreement provides for an advance of up to $3 million in excess of the Company’s borrowing base until June 5, 2013, at which time all excess amounts, if any, were paid.

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

The loans under this facility bear interest at a rate equal to the sum of the LIBOR rate (with a floor of 1.5%) plus an applicable margin of 7.50% per annum (9.0% on May 7, 2013). To calculate the potential impact related to interest rate risk, we performed a sensitivity analysis at June 30, 2013 based on the maximum available under the revolver and the term loan balance outstanding under the Restated Credit Agreement of approximately $23.4 million and considered the required term loan principal prepayments over the next twelve months. A 10% increase in our LIBOR floor would result in additional interest expense of approximately $24,000, net of tax.

See Note 11, Debt, and Note 16, Subsequent Events, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012 for further discussion.

Put Right

In consideration for the Company’s acquisition of all of the outstanding share capital of Cypress Pharmaceuticals, Inc. on December 31, 2012, the Company paid $52 million in cash, issued 4,427,084 shares of common stock having an aggregate market value equal to approximately $34.3 million (based on the closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012), and agreed to pay up to $6.5 million in holdback and contingent payments, $4.5 million to be deposited in escrow on December 15, 2013 and $5.0 million in shares of our common stock upon the occurrence of a milestone event, for an aggregate purchase price of up to $102.3 million. The Company also granted a put right to the sellers pursuant to which the sellers may put the shares issued at the closing of the acquisition to the Company at approximately $5.38 per share, representing 70% of the volume weighted average trading price of the Company’s common stock for the 30 trading days prior to November 13, 2012, with such put right being exercisable from January 1, 2014 to January 31, 2014. The fair value of the put right was $7.3 million as of June 30, 2013, calculated using a Black-Scholes valuation model with assumptions for the following variables: term, closing Pernix stock price on June 30, 2013, risk-free interest rates and expected volatility (with the volatility factor being the input subject to the most variation). The Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $225,000 increase to the put right liability and a corresponding reduction to pre-tax income (loss) for the three and six months ended June 30, 2013.

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

As of June 30, 2013, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of June 30, 2013, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See Legal Matters under Note 16 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement by and among Breckenridge Pharmaceutical, Inc., on the one hand, and the Company and Cypress Pharmaceuticals, Inc., on the other hand, dated as of August 5, 2013

3.1	Articles of Incorporation of Pernix Therapeutics Holdings, Inc. (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

3.2	Bylaws of Pernix Therapeutics Holdings, Inc. (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).
10.1*	Offer letter between the Company and Cooper Collins dated May 8, 2013.
10.2*	Offer letter between the Company and Michael Pearce dated May 28, 2013.
10.3*	Severance letter between the Company and Tracy Clifford dated July 19, 2013.
10.4
Amended and Restated Credit Agreement dated as of May 8, 2013 by and among the Company, together with its subsidiaries, MidCap Financial, LLC, as Administrative Agent and as lender, and additional lenders from time to time party thereto (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2013 and incorporated herein by reference).

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
(i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012;
(iii) Condensed Consolidated Statements of Stockholders’ Equity as of June 30, 2013 and December 31, 2012
(iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012
(v) Notes to Condensed Consolidated Financial Statements
________________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: August 9, 2013	By:	/s/ MICHAEL C. PEARCE
Michael C. Pearce
Chief Executive Officer and President

Date: August 9, 2013	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Principal Financial Officer and Principal Accounting Officer