Form 10-Q
period 2013-09-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2013-11-12
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2013

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

On November 8, 2013, there were 37,164,476 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC.
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2013

ii

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

By their nature, however, forward-looking statements often involve assumptions about the future. Such assumptions are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. As such, we cannot guarantee you that the expectations reflected in our forward-looking statements will actually be achieved. Actual results may differ materially from those in the forward-looking statements due to, among other things, the following factors:

●	changes in general business, economic and market conditions;

●	volatility in the securities markets generally or in the market price of our stock specifically; and

●	the risks outlined in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our Quarterly Report on this Form 10-Q.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by law, we do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

iii

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,690,898	$23,022,821
Accounts receivable, net	23,336,704	36,647,087
Inventory, net	16,517,332	22,014,405
Prepaid expenses and other current assets	6,694,481	3,888,117
Note Receivable	4,711,700	─
Prepaid income taxes	847,382	2,024,411
Deferred income taxes	6,156,000	8,118,500
Total current assets	67,954,497	95,715,341
Property and equipment, net	7,249,810	6,946,944
Other assets:
Investments	─	5,710,526
Goodwill	53,825,276	37,160,911
Intangible assets, net	100,312,371	104,054,431
Note Receivable	4,483,500	─
Other long-term assets	1,226,329	1,858,534
Total assets	$235,051,783	$251,446,687
LIABILITIES
Current liabilities:
Accounts payable	$7,089,259	$5,045,488
Accrued personnel expenses	3,419,925	2,881,967
Accrued allowances	29,196,317	30,054,551
Other accrued expenses	5,063,980	5,548,084
Put option and contingent consideration – Cypress acquisition	15,649,369	6,562,169
Other liabilities	1,300,793	1,568,495
Debt	13,883,224	2,286,513
Total current liabilities	75,602,867	53,947,267
Long-term liabilities
Put option and contingent consideration – Cypress acquisition	4,494,800	7,765,511
Other liabilities	3,103,406	─
Debt	1,345,554	41,349,563
Deferred income taxes	34,918,000	35,535,500
Total liabilities	119,464,627	138,597,841

Commitments and contingencies (Note 17)

Temporary Equity
Common stock subject to repurchase (3,565,692 and 4,427,084 shares as of September 30, 2013 and December 31, 2012, respectively)	27,634,113	34,309,901

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 39,903,469 and 34,994,828 issued and 37,783,578 and 34,030,351 outstanding at September 30, 2013 and December 31, 2012, respectively)	335,549	296,033
Treasury stock, at cost (2,119,891 and 2,072,810 shares held at September 30, 2013 and December 31, 2012, respectively)	(3,980,629)	(3,772,410)
Additional paid-in capital	91,229,563	58,606,942
Retained earnings	368,560	20,433,262
Accumulated other comprehensive income	─	2,975,118
Total equity	87,953,043	78,538,945

Total liabilities and stockholders’ equity	$235,051,783	$251,446,687

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenues	$18,295,130	$18,134,158	$60,946,404	$43,115,517
Costs and operating expenses:
Cost of product sales	9,571,818	7,759,761	33,811,615	15,861,461
Selling, general and administrative expenses	11,739,675	9,837,217	38,960,310	24,302,513
Research and development expense	633,419	332,971	3,632,719	511,694
Loss from the operations of the joint venture with SEEK	─	─	─	240,195
Depreciation and amortization expense	2,672,291	885,982	7,466,991	2,320,589
(Gain) loss on sale of assets	(3,601)	─	1,279	─
Total costs and operating expenses	24,613,602	18,815,931	83,872,914	42,236,452

Loss from operations	(6,318,472)	(681,773)	(22,926,510)	(120,935)

Other income (expense):
Change in fair value of put right	(2,145,700)	─	(6,116,489)	─
Change in fair value of contingent consideration	522,000	─	805,000	─
Interest expense, net	(782,782)	7,431	(3,491,966)	(59,976)
Gain on sale of investment	─	─	3,605,263	─
Total other (loss) income, net	(2,406,482)	7,431	(5,198,192)	(59,976)

Loss before income taxes	(8,724,954)	(674,342)	(28,124,702)	(180,911)

Income tax (benefit) provision	(2,676,000)	(404,000)	(8,060,000)	(170,000)

Net Loss	$(6,048,954)	$(270,342)	$(20,064,702)	$(10,911)

Reclassification adjustment for net realized gain included in net income (loss), net of income tax	─	808,374	(2,975,118)	2,286,874

Comprehensive (Loss) income	$(6,048,954)	$538,032	$(23,039,820)	$2,275,963

Net Loss per share, basic	$(0.16)	$(0.01)	$(0.55)	$0.00
Net Loss per share, diluted	$(0.16)	$(0.01)	$(0.55)	$0.00
Weighted-average common shares, basic	37,120,890	29,069,119	36,204,340	27,765,275
Weighted-average common shares, diluted	37,120,890	29,069,119	36,204,340	27,765,275

  See accompanying notes to condensed consolidated financial statements.

 PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive income	Total
Balance at December 31, 2012	$296,033	$58,606,942	$(3,772,410)	$20,433,262	$2,975,118	$78,538,945

Stock-based compensation	2,600	1,513,653	─	─	─	1,516,253
Cancelled/reclass par of unvested restricted stock	(9,477)	9,477	─	─	─	─
Issuance of stock options for services from non-employees	─	426,030	─	─	─	426,030
Issuance of common stock upon the exercise of options	400	111,200	─	─	─	111,600
Issuance of common stock in connection with employee stock purchase plan	223	72,192	─	─	─	72,415
Forfeit of restricted common stock in payment of income tax liability	(394)	─	(208,219)	─	─	(208,613)
Issuance of common stock in connection with the Somaxon acquisition	36,576	23,803,848	─	─	─	23,840,424
Issuance of restricted stock in lieu of cash payment	977	103,047				104,024
Cancellation of Put Shares	8,611	6,667,174	─	─	─	6,675,785
Income tax benefit on stock based awards	─	(84,000)	─	─	─	(84,000)
Net loss	─	─	─	(20,064,702)	─	(20,064,702)
Reclassification adjustment for net realized gain included in net income (loss), net of income tax	─	─	─	─	(2,975,118)	(2,975,118)
Balance at September 30, 2013	$335,549	$91,229,563	$(3,980,629)	$368,560	$─	$87,953,043

See accompanying notes to condensed consolidated financial statements.

 PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(20,064,702)	$(10,911)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	488,187	162,814
Amortization of intangibles and interest accretion of contingent consideration	6,978,804	2,157,775
Amortization of deferred financing costs	1,120,390	─
Interest accretion on notes receivable	(28,200)	─
Deferred income tax benefit	(10,230,000)	(517,388)
Gain on sale of investment	(3,605,263)	─
Loss on disposal of assets	1,279	19,845
Stock compensation expense	1,516,253	1,901,568
Expense from stock options issued in exchange for services	426,030	540,252
Change in fair value of put right	6,116,489	─
Change in fair value of contingent consideration	(805,000)	─
Loss from the operations of the joint venture with SEEK	─	240,195
Changes in operating assets and liabilities (net of effect of acquisitions):
Accounts receivable	14,507,263	855,760
Inventory	4,902,870	190,352
Prepaid expenses and other assets	(2,969,184)	(147,639)
Accounts payable	100,447	83,337
Income taxes	1,112,785	(2,299,606)
Accrued expenses	(8,995,348)	(2,502,663)
Net cash from operating activities	(9,426,900)	673,691
Cash flows from investing activities:
Proceeds from sale of investment	4,605,263	─
Acquisition of Cypress	(309,589)	─
Acquisition of gastroenterology product license	─	(2,400,000)
Proceeds from sale of certain Cypress intangible assets	19,588,137
Acquisition of Great Southern Laboratories (“GSL”)	─	(4,666,964)
Acquisition of license for non-codeine antitussive drug in development	─	(5,000,000)
Other intangibles	─	(850,000)
Proceeds from sale of property, plant and equipment	26,600	7,550
Purchase of property, plant and equipment	(509,957)	(279,673)
Net cash from investing activities	23,400,454	(13,189,087)
Cash flows from financing activities:
Cash acquired in connection with acquisition of Somaxon	2,880,837	─
Payments on original Midcap Loan	(12,497,196)	─
Payments on term loan	(10,000,000)	─
Payment on revolving credit facility	(5,760,836)	─
Payments on line of credit	─	(6,000,000)
Payment on contracts payable	(1,700,000)	(2,990,000)
Proceeds from issuance of stock in additional offering, net of issuance costs of $846,202	─	23,751,032
Payments on mortgages and capital leases	(119,684)	(80,732)
Tax benefit on stock-based awards	(84,000)	148,000
Proceeds from issuance of stock	184,015	172,973
Payment of employee income tax liability with surrender of employee restricted stock	(208,613)	─
Net cash from financing activities	(27,305,477)	15,001,273

Net (decrease) increase in cash and cash equivalents	(13,331,923)	2,485,877
Cash and cash equivalents, beginning of period	23,022,821	34,551,180
Cash and cash equivalents, end of period	$9,690,898	$37,037,057

Supplemental disclosure:
Cash paid for income taxes	$1,370,379	$2,446,643
Interest paid during the period	$838,801	$116,105
Non-cash transaction
Acquisition of Omeclamox® license - contract payable	$ ─	$2,000,000
Accrued bonus paid in unrestricted common stock	$ ─	$199,770
Accrued severance paid in restricted common stock	$104,024	$─
Assumption of mortgage in acquisition of GSL	─	$1,641,668
Assumption of capital leases in acquisition of GSL	─	$106,869
Acquisition of license and supply agreement – contract payable	$500,000	$850,000
Acquisition of Cypress and Somaxon – Purchase price adjustment (see Note 4)	$5,916,121	$ ─
Acquisition of Somaxon – Fair value of common stock	$23,840,424	$ ─
Non-cash intangible value of deferred tax liability related to intellectual property license acquired	$ ─	$2,687,368

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

Asset Dispositions

Effective September 11, 2013, Pernix and Cypress entered into the Joinder Agreement and First Amendment to Asset Purchase Agreement (the “Purchase Agreement Amendment”) with Breckenridge Pharmaceutical, Inc., a Florida corporation (“Breckenridge”), to amend certain of the terms of the Asset Purchase Agreement (the “Purchase Agreement”) between the Company and Breckenridge dated August 5, 2013. The Purchase Agreement Amendment amends the Purchase Agreement to, among other things, remove Arbinoxa, a currently marketed product, from the products being acquired by Breckenridge, add an additional product, Folic Acid 2.5 mg, an inactive product owned by Macoven, as a product to be acquired by Breckenridge, and provide for a reduction of the aggregate purchase price to $29,550,000 (which is net of a $150,000 prepayment by the Company of its share of expenses for the transfer of certain of the assets to Breckenridge).

On September 11, 2013, the Company completed the sale (the “Closing”) of certain of its generic assets held by Cypress (the “Assets”) to Breckenridge. The acquisition was consummated pursuant to the terms of the Purchase Agreement, as amended. Breckenridge paid the Company $2,000,000 in cash upon execution of the Purchase Agreement, and $17,850,000, before customary closing costs of approximately $173,000, in cash at Closing, and issued two promissory notes, each in an amount of $4,850,000, with one due on the first anniversary after Closing and the other due on the second anniversary after Closing, for an aggregate purchase price of up to $29,550,000. See Notes 5 and 12 for further discussion.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements. Operating results for three and nine-months period ended September 30, 2013 are not necessarily indicative of the results for future periods or the full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Pernix’s wholly-owned subsidiaries: Pernix Therapeutics, LLC, GTA GP, Inc., GTA LP, Inc., Gaine, Inc., Macoven, Pernix Manufacturing (acquired July 1, 2012), Respicopea, Inc. (acquired May 14, 2012), Cypress (acquired December 31, 2012) and Pernix Sleep, Inc. (acquired March 6, 2013). Respicopea, Pernix Manufacturing, Cypress and Pernix Sleep are included only for the periods subsequent to their acquisitions.  Transactions between and among the Company and its consolidated subsidiaries are eliminated.

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

Fair Value of Financial Instruments

A financial instrument is defined as cash equivalent, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash equivalents (including our Regions Trust Account which invests in short-term securities consisting of sweep accounts, money market accounts and money market mutual funds), an investment in equity securities (TherapeuticsMD) (which was divested on June 14, 2013), contingent consideration and a put right in connection with the acquisition of Cypress.

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

The following table sets forth a summary of Pernix’s consolidated net revenues for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Gross product sales	$32,229,805	$20,369,936	$106,237,421	$57,523,259
Sales allowances	(15,079,509)	(5,509,712)	(50,245,967)	(19,312,944)
Net product sales	17,150,296	14,860,224	55,991,454	38,210,315
Manufacturing revenue	486,781	2,093,701	2,222,159	2,093,701
Co-promotion and other revenue	658,053	1,180,233	2,732,791	2,811,501
Net revenues	$18,295,130	$18,134,158	$60,946,404	$43,115,517

The Company’s customers for its products consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company’s customers that individually comprised greater than 10% of total gross product sales for the three and nine months ended September 30, 2013 and 2012, or 10% of total accounts receivable as of September 30, 2013 and December 31, 2012.

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
McKesson Corporation	30%	29%	34%	29%
AmerisourceBergen Drug Corporation	26%	7%	17%	11%
Cardinal Health, Inc.	22%	41%	27%	36%
Walgreens Corporation	5%	11%	6%	7%
Total	83%	88%	84%	83%

	Accounts Receivable
	September 30,	December 31,
	2013	2012
AmerisourceBergen Drug Corporation	36%	6%
McKesson Corporation	29%	17%
Cardinal Health, Inc.	14%	43%
Walgreens Corporation	3%	11%
Total	82%	77%

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

As previously reported, in December 2010, we entered into a joint venture (JV) with infirst+ (formerly SEEK) for the development of BC 1036. On May 14, 2012, the Company acquired the exclusive rights from SEEK, its former joint venture partner, to commercialize and market products utilizing the joint venture’s intellectual property (IP) in the areas of cough, cold, sinus and allergy in the United States and Canada. Effective August 30, 2013, we re-licensed all of our rights to these assets in the United States and licensed the Dr. Cocoa trademark and logo to infirst+ in exchange for a royalty of 5% of net sales in the United States through  2019 and 2.5% of net sales in the United States and Canada from 2020 through 2029.  Through our subsidiary, Pernix Manufacturing, we are currently working with infirst+ on a supply agreement to supply certain of infirst+’s manufactured product in the United States.  As a result of this transaction, we no longer have any rights to a royalty for products utilizing the IP outside of the United States and Canada.

In September 2013, the Company amended the terms of our co-promotion agreement with ParaPRO.  ParaPRO will assume responsibility for distribution of NATROBA and related activities, and the Company and its subsidiaries will no longer purchase quantities of NATROBA at a discount for sale to customers.  The Company will continue to provide promotion services for NATROBA in its assigned territories for co-promotion fees based on prescriptions generated by its sales force.  With respect to generic products covered by the agreement, the Company will continue to provide distribution and co-promotion services for fees based on units distributed and prescriptions dispensed in defined territories.  The Company’s management expects the Company’s gross product sales for NATROBA to decrease based on the removal of the distribution-related revenue from the terms of the co-promotion arrangement.  However, the Company’s management expects that the corresponding decreases in cost of goods and gross-to-net deductions and other distribution costs will substantially offset this decrease in gross product sales.

Cost of Product Sales

Cost of product sales is comprised of (1) costs to manufacture or acquire products sold to customers; (2) royalty, co-promotion and other revenue sharing payments under license and other agreements granting the Company rights to sell related products; (3) direct and indirect distribution costs incurred in the sale of products; and (4) the value of any write-offs of obsolete or damaged inventory that cannot be sold. The Company acquired the rights to sell certain of its commercial products through license and assignment agreements with the original developers or other parties with interests in these products.  These agreements obligate the Company to make payments under varying payment structures based on our net revenue from related products.

As part of the acquisitions of Cypress and Somaxon, the Company adjusted the predecessor cost basis increasing inventory to fair value as required by ASC 820.  As a result, $8,600,000 and $695,000, respectively, was recorded to adjust inventory to fair value.  For the three and nine months ended September 30, 2013, approximately $412,000 and $5,123,000, respectively, of the increase in the basis of the inventory was included in cost of product sales.

Net Revenues

Product Sales

The Company recognizes revenue from its product sales in accordance with its revenue recognition policy discussed above.  The Company sells its products primarily to large national wholesalers, which have the right to return the products they purchase, and accordingly the Company estimates the amount of future returns at the time of revenue recognition.  The Company recognizes product sales net of estimated allowances for product returns, government program rebates, price adjustments, and prompt pay discounts.

Product Returns

Consistent with industry practice, the Company offers contractual return rights that allow its customers to return short-dated or expiring products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. The Company’s products have a 15 to 36-month expiration period from the date of manufacture. The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. The Company estimates returns at percentages up to 10% of sales of branded and generic products and, from time to time, higher return percentages on new product launches.  Returns estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage for our products.  The returns reserve may be further adjusted as sales history and returns experience is accumulated on our portfolio of products or as our portfolio of products changes. The Company reviews and adjusts these reserves quarterly. There is a time lag between the date we determine the estimated allowance and when we receive product returns and issue credits to customers.  Changes in facts and circumstances arising during this interval may result in adjustments to our estimated allowance being recorded over several periods, which would impact our operating results in those periods.

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

The Company’s estimates of discounts are applied pursuant to the contracts negotiated with certain customers and are primarily based on sales volumes. The Company, from time to time, offers certain promotional product-related incentives to its customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, the Company has initiated coupon programs for certain of its promoted products whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these coupon programs based on redemption information provided by a third party claims processing organization. The Company accounts for the coupon redemption costs of these special promotional programs as price adjustments, resulting in a reduction in gross revenue. The administrative fees related to these programs are accounted for in selling, general and administrative expenses.

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

Segment Information

The Company currently markets two major product lines: a branded pharmaceuticals product line and a generic pharmaceuticals product line. These product lines qualify for reporting as a single segment in accordance with GAAP because they are similar in the nature of the products and services, production processes, types of customers, distribution methods and regulatory environment. The Company has a manufacturing subsidiary but the majority of its revenue is currently generated through intercompany sales and is eliminated in consolidation. Accordingly, it is deemed immaterial for segment reporting purposes. The Company initiated an OTC division in 2012 but this division has not marketed any products to date and, therefore, has no revenue and is currently deemed immaterial for segment reporting purposes.

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

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(6,048,954)	$(270,342)	$(20,064,702)	$(10,911)
Denominator:
Weighted-average common shares, basic	37,120,890	29,069,119	36,204,340	27,765,275
Dilutive effect of stock options	─	─	─	─

Weighted-average common shares, diluted	37,120,890	29,069,119	36,204,340	27,765,275

Net loss per share, basic and diluted	$(0.16)	$(0.01)	$(0.55)	$ ─

At September 30, 2013, the Company had 662,788 shares of unvested restricted stock and 1,647,333 total outstanding options of which 837,994 are vested and exercisable. Options and restricted stock not included above are anti-dilutive. See Note 15, Employee Compensation and Benefits, for information regarding the Company’s outstanding options.

Investments in Marketable Securities and Other Comprehensive Income

The Company held investments in marketable equity securities as available-for-sale and the change in the market value gives rise to other comprehensive income. The components of other comprehensive income are recorded in the condensed consolidated statements of comprehensive income, net of the related income tax effect. As of September 30, 2013, the Company has liquidated its investments in marketable equity securities as described below.

On October 5, 2011, the Company acquired 2.6 million shares of TherapeuticsMD for a purchase price of $1.0 million, or $0.38 per share, representing approximately 3.2% of TherapeuticsMD’s outstanding common stock at that time. The Company’s purchase was contingent upon TherapeuticsMD’s acquisition of VitaMedMD, which occurred on October 4, 2011. In connection with the Company’s purchase of shares of TherapeuticsMD, the Company also entered into a software license agreement with VitaMedMD pursuant to which VitaMedMD granted the Company an exclusive license to use certain of its physician, patient and product data gathering software in the field of pediatric medicine for a period of five years for a monthly fee of $21,700. As of September 30, 2013, the Company has not activated this software license agreement and has not paid monthly fees pursuant thereto. Cooper Collins, the Company’s then Chief Executive Officer, was appointed to the board of Therapeutics MD on February 29, 2012.

On June 14, 2013, the Company sold all its shares of TherapeuticsMD for approximately $4,605,000 in cash proceeds, recognizing a gain on the investment of approximately $3,605,000.  Approximately $2,300,000 of the proceeds were utilized to pay down its term loan (See Note 12, Debt).

Reclassifications

Certain reclassifications have been made to prior period amounts in our consolidated statements of comprehensive (loss) income to conform to the current period presentation. These reclassifications related to the classification of the cost of samples as a selling expense instead of being included in cost of product sales and the classification of coupon processing and program administrative fees as selling expense instead of being included in net sales. These reclassifications had no effect on net loss as previously reported.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued a clarification regarding the presentation of an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Under this new standard, the liability related to an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset if available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a separate liability. The assessment is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date. The provisions of the new standard are effective on a prospective basis beginning in 2014 for annual and interim reporting periods. Early adoption is permitted. While we are still determining the impact of this standard on the presentation of both our deferred tax assets and income taxes payable, implementation of the standard will have no impact on our consolidated statements of operations.

There have been no other recent accounting pronouncements that have not yet been adopted by us that are expected to have a material impact on our condensed consolidated financial statements from the accounting pronouncements previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity and Capital Resources

The Company’s operations have been financed primarily through revenue from sales of its marketed products, the sale of equity securities, its credit facilities, the proceeds from its sale of assets to Breckinridge and the proceeds from the exercise of warrants and stock options. The Company has incurred losses from operations and negative operating cash flows since June 2012. Moving forward, the Company faces the potential for significant cash outflows in the near term based on the contingent consideration and put rights related to our acquisition of Cypress. The Company has initiated the indemnity claim process with the Cypress selling stockholders to obtain financial relief under the original securities purchase agreement which may offset or reduce the amounts of contingent liabilities the Company faces relating to the Cypress acquisition. The Company believes that its claims are well-supported. In the event that the Company is unsuccessful in obtaining a satisfactory outcome with respect to such claims, including any future related litigation that may be undertaken, the Company may be unable to meet certain contingent obligations relating to this matter and the Company's liquidity may be impaired.

With respect to the Company’s operating obligations that are not related to the Cypress acquisition, the Company intends to rely upon its cash on hand and accounts receivable generated through sales of its products (including those generated during the cold and flu season, when sales of the Company’s cough and cold products have historically trended upward), as well as potential continued cost reductions in its business. However, based on our recurring losses, negative cash flows from operations, financial obligations and working capital levels, the Company may need to raise additional funds to finance its operations. If the Company is unable to maintain sufficient financial resources, including by raising additional funds when needed, the Company’s business, financial condition and results of operations will be materially and adversely affected.

The Company intends to obtain any additional funding it may require through public or private equity or debt financings, strategic relationships, including the divestiture of non-core assets, assigning receivables, milestone payments or royalty rights, or other arrangements and the Company cannot assure such funding will be available on reasonable terms, or at all. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Any exploration of strategic alternatives may not result in an agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms. The inability to enter into a strategic transaction, or a strategic transaction that is not successful or on attractive terms, could accelerate our need for cash and make securing funding on reasonable terms more difficult. In addition, if the Company raises additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company.

The Company has an effective shelf registration statement on Form S-3 filed with the SEC under which it may offer from time to time any combination of debt securities, common and preferred stock and warrants. However, the rules and regulations of the SEC or other regulatory agencies may restrict its ability to conduct certain types of financing activities, or may affect the timing of and the amounts it can raise by undertaking such activities. For example, under current SEC regulations, because the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75 million, the amount that it can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 is limited to an aggregate of one-third of our public float.

If our efforts in raising additional funds when needed are unsuccessful, the Company may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to our products or renegotiate less favorable terms with respect to such rights than it would otherwise choose or cease operating as a going concern. In addition, if the Company does not meet its payment obligations to third parties as they come due, the Company may be subject to litigation claims. Even if the Company were successful in defending against these potential claims, litigation could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

If the Company is unable to continue as a going concern, the Company may have to liquidate its assets and may receive less than the value at which those assets are carried on its financial statements, and it is likely that investors will lose all or a part of their investments. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. Fair Value Measurement

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Level 1		Level 2		Level 3	Total
Liabilities
Contingent consideration(1)	$	─	$	─	$10,662	$10,662
Put right(2)	─		─		9,482	9,482
Total Liabilities	$	─	$	─	$20,144	$20,144

	December 31, 2012
	Level 1		Level 2		Level 3	Total
Assets
Investments in TherapeuticsMD	$	─	$	─	$5,711	$5,711
Total Assets	$	─	$	─	$5,711	$5,711
Liabilities
Contingent consideration(1)	$	─	$	─	$10,962	$10,962
Put right(2)		─		─	3,365	3,365
Total Liabilities	$	─	$	─	$14,327	$14,327

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

(2)
The fair value of the put right is included in other current liabilities. The fair value of the put right was $9.5 million as of September 30, 2013, calculated using a Black-Scholes valuation model with assumptions for the following variables: term, closing Pernix stock price on the acquisition date, risk-free interest rates and expected volatility, with the volatility factor being the input subject to the most variation. Therefore, as pertaining to the put right, the Company is exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximately $16,000 increase to the put right liability and a corresponding reduction to pre-tax income (loss) for the three and nine months ended September 30, 2013. See Note 6, Derivative Instruments.

For the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2013.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Assets:	Investment in Therapeutics MD
Beginning balance at January 1, 2013		$5,710,526
Net realized and unrealized gains (losses)
Included in earnings (in other income)		3,605,263
Included in accumulated other comprehensive income (pre-tax) (1)		(4,710,526)
Sale of Investment in TherapeuticsMD		(4,605,263)
Ending balance at September 30, 2013	$	─

Liabilities:	Contingent Liability Consideration
Beginning balance at January 1, 2013	$14,327,680
Interest accretion of Cypress contingent consideration	505,000
Change in fair value of Cypress contingent consideration	(805,000))
Change in fair value of Cypress put right	6,116,489
Ending balance at September 30, 2013	$20,144,169

(1)	Recorded as a component of other comprehensive income within stockholders’ equity, net of tax.

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

The Somaxon acquisition broadened the Company’s product portfolio and provides the opportunity for OTC development of Silenor, a non-controlled substance approved for the treatment of insomnia characterized by difficulty with sleep maintenance.

The Somaxon acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) No. 805 “Business Combinations” (“ASC 805”) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price allocation is preliminary with respect to taxes and certain accruals and includes the use of estimates based on information currently available. The Company believes the estimates used are reasonable and the significant effects of the Somaxon acquisition are properly reflected. However, the estimates are subject to change as additional information becomes available and is assessed by the Company. During the three months ended September 30, 2013, the Company made adjustments to recognize previously unrecorded liabilities of approximately $0.6 million. During the nine months ended September 30, 2013, the Company made adjustments to increase intangible asset values by $0.3 million and to recognize previously unrecorded liabilities of approximately $1.7 million. Additional changes to the purchase price allocation may result in a corresponding change to the goodwill in the period of change.

The following table summarizes the consideration paid to acquire Somaxon and the estimated values of assets acquired and liabilities assumed in the accompanying unaudited condensed consolidated balance sheet based on their fair values on March 6, 2013 (in thousands, except stock price):

	March 6, 2013 (as initially reported)	Measurement Period Adjustment (i)	March 6, 2013 (As adjusted)
Consideration (ii) :
Shares of Pernix common stock issued to Somaxon’ stockholders	3,665	─	3,665
Pernix common stock price	$6.26	$ ─	$6.26
Fair value of common stock issued	$22,945	$ ─	$22,945
Fair value of warrants (iii)	895	─	895
Total consideration	$23,840	$ ─	$23,840

Estimated Fair Value of Liabilities Assumed:
Current liabilities	$8,764	$1,607	$10,371
Long-term liabilities	3,403	─	3,403
Long-term deferred tax liability (iv)	11,342	111	11,453
Amount attributable to liabilities assumed	$23,509	$1,718	$25,227
Total purchase price plus liabilities assumed	$47,349	$1,718	$49,067

Estimated Fair Value of Assets Acquired:
Current assets, excluding inventory	$4,782	$ ─	$4,782
Inventory (v)	1,090	─	1,090
Intangible assets (vi)	30,729	300	31,029
Amount attributable to assets acquired	$36,601	$300	$36,901

Goodwill (vii)	$10,748	$1,418	$12,166

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

(ii)
Under the terms of the merger agreement, consideration paid by Pernix consisted of approximately 0.477 shares of Pernix common stock for each share of Somaxon common stock and assumption of Somaxon’ s warrants. The fair value of the total purchase price was based upon the price of Pernix common stock on the day immediately prior to the closing date of the transaction, March 6, 2013. The Company issued a total of 3.66 million shares of its common stock to former Somaxon stockholders in exchange for their shares of Somaxon common stock and assumed approximately 469,000 outstanding warrants.

(iii)
The $0.9 million fair value of the assumed warrants was calculated using a Black-Scholes valuation model with assumptions for the following variables: price of Pernix stock on the closing date of the merger; risk-free interest rates; and expected volatility. The assumed warrants have been classified as equity.

(iv)
The Company received carryover tax basis in Somaxon’s assets and liabilities because the acquisition was not a taxable transaction under the United States Internal Revenue Code of 1986, as amended. Based upon the preliminary purchase price allocation, an increase in financial reporting carrying value related to the intangible assets and the inventory acquired from Somaxon is expected to result in a deferred tax liability of approximately $11.3 million (subsequently increased by $.1 million to $11.4 million).

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

The consolidated financial statements include estimated identifiable intangible assets representing in-process research and development, or IPR&D, intangibles valued at $22.3 million and core technology intangibles valued at $7.7 million. The IPR&D are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. Accordingly, during the development period, these assets are not amortized but are subject to impairment review. The core technology intangible assets represent developed technology of products approved for sale in the market, which we refer to as marketed products, and have finite useful lives. They are amortized on a straight line basis over a weighted average period of 4 years.

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

Cypress Acquisition

On December 31, 2012, the Company completed the acquisition of Cypress by purchasing all the outstanding capital stock of Cypress from the former stockholders of Cypress. The Company paid $52.0 million in cash and issued 4,427,084 shares of the Company’s common stock with a market value equal to approximately $34.3 million based on the closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012. In addition, the Company agreed to pay a holdback payment up to $5.5 million on December 15, 2013, a $1.0 million payment contingent on Cypress’ 2013 gross sales, $4.5 million to be deposited in escrow on December 15, 2013 and $5.0 million in shares of Company’s common stock upon the occurrence of a milestone event, for an aggregate purchase price up to $102.3 million, with a fair value, including the value of the put right (see Note 1), of approximately $100.6 million.

The Cypress acquisition significantly increased and broadened the Company’s branded and generic product portfolio and provided the Company with in-house product development and regulatory expertise. Since 2008, Cypress has been awarded nine ANDA and three NDA approvals (REZIRA, ZUTRIPRO and VITUZ) and prior to the sale to Breckenridge, the Company had nine ANDAs on file with the FDA for future approvals.  Currently, Cypress has one ANDA on file with the FDA for future approval.  See Note 5, Disposition of Certain Cypress Assets, for discussion of the sale of certain of the generic assets and ANDAs which were acquired in the Cypress acquisition.

The Cypress acquisition was accounted for as a business combination in accordance with ASC No. 805 “Business Combinations” (“ASC 805”) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values.

A preliminary allocation of the purchase price as of December 31, 2012 was prepared in connection with the Company's annual financial statements filed on Form 10-K for the period ended December 31, 2012. Concurrent with the sale of the Cypress assets to Breckenridge (see Note 1) in September 2013, the Company obtained an updated valuation summary of the purchase consideration which was compared to the preliminary fair value estimates that were used to prepare the initial purchase price allocation. With the information, the Company updated the assets acquired, as well as certain other estimates used in the initial purchase price allocation related to deferred tax amounts and other accruals based on the updated valuation. That allocation is still preliminary with respect to final tax amounts, pending completion of the 2013 Cypress tax return and certain accruals and includes the use of estimates based on information that was available to management at the time these unaudited condensed consolidated financial statements were prepared. The Company believes the estimates used are reasonable and the significant effects of the acquisition are properly reflected. However, the estimates are subject to change as additional information becomes available and is assessed by the Company. Additional changes to the purchase price allocation may result in a corresponding change to the goodwill in the period of change. During the three and nine months ended September 30, 2013, approximately $541,000 and $4,498,000, respectively, in re-measurement adjustments were made, primarily with respect to fair value of the consideration, deferred tax amounts and other accruals due to more current information. The adjustments are based on updated assumptions and information related to facts and circumstances that existed as of the acquisition date as well as confirmatory information related to accruals.

See Note 5, Disposition of Certain Cypress Assets, for more information regarding the sale of certain intangibles assets.

Pro Forma Impact of Acquisitions (Unaudited)

The following unaudited pro forma combined results of operations are provided for the three and nine months ended September 30, 2013 and 2012 as though the Somaxon and the Cypress acquisitions had been completed as of January 1, 2012. The pro forma combined results of operations for the three and nine months ended September 30, 2013 have been prepared by adjusting historical results of the Company to include the historical results of Somaxon and the pro forma combined results of operations for the three and nine months ended September 30, 2012 have been prepared by adjusting the historical results of the Company to include the historical results of Somaxon and Cypress. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Somaxon and Cypress acquisitions or any estimated costs that will be incurred to integrate Somaxon and Cypress.  Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

	Three Months ended September 30,		Nine Months ended September 30,
	(unaudited, in thousands)		(unaudited, in thousands)
	2013	2012	2013	2012
	(Pro forma)	(Pro forma)	(Pro forma)	(Pro forma)
Revenue	$18,295	$30,436	$62,675	$85,393
Net loss	$(6,049)	$(5,972)	$(22,282)	$(13,490)
Pro forma net income (loss) per common share
Basic	$(0.16)	$(0.16)	$(0.62)	$(0.38)
Diluted	$(0.16)	$(0.16)	$(0.62)	$(0.38)

The Company’s historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Somaxon and the Cypress acquisitions and factually supportable. The unaudited pro forma consolidated results include the historical revenues and expenses of assets acquired and liabilities assumed in the acquisitions with the following adjustments:

●	Adjustment to recognize incremental amortization expense based on the fair value of intangibles acquired;
●	Eliminate historical interest expense for Cypress debt that was extinguished;
●	Adjustment to recognize interest expense for debt issued in connection with the Cypress transaction;
●	Eliminate transaction costs and non-recurring charges directly related to the Somaxon acquisition that were included in the historical results of operations for Pernix and Somaxon;
●	Adjustment to recognize pro forma income tax based on 28.3% rate;
●	Adjustment to recognize the issuance of 4.4 million shares of the Company’s common stock as consideration for the Cypress acquisition; and
●	Adjustment to recognize the issuance of 3.6 million shares of the Company’s common stock as consideration for the Somaxon acquisition.

For the three months and nine months ended September 30, 2013, the Company recognized net revenue for Somaxon subsequent to the closing on March 6, 2013 in the amount of $1.6 million and $5.1 million, respectively. Non-recurring transaction costs of $3.2 million related to the Somaxon acquisition for the nine months ended September 30, 2013 are included in the consolidated statement of operations in selling, general and administrative expenses. These non-recurring transaction costs have been excluded from the pro forma results in the above table.

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

Pro forma combined results of operations for the three months and nine months ended September  30, 2012 as though the GSL acquisition had been completed as of January 31, 2012 are omitted from this quarterly report on Form 10-Q. The Company determined that it is impractical to include such pro forma information given the immateriality of the transaction and the difficulty in obtaining the historical financial information of GSL. Inclusion of such information would require the Company to make estimates and assumptions regarding GSL’s historical financial results that we believe may ultimately prove inaccurate.

Note 5. Disposition of Certain Cypress Assets

As discussed in Note 1, on September 11, 2013, the Company completed the sale of certain of its generic assets held by Cypress to Breckenridge pursuant to the Purchase Agreement, as amended. The assets included seven previously marketed products, eight Abbreviated New Drug Applications (ANDAs) filed at the FDA, and certain other ANDAs in various stages of development and the transfer of $1.0 million in inventory.

Breckenridge paid the Company $2,000,000 in cash upon execution of the Purchase Agreement, $17,850,000, before customary closing costs of approximately $173,000, in cash at Closing, and issued two promissory notes, each in an amount of $4,850,000, with one due on the first anniversary after Closing and the other due on the second anniversary after Closing, for an aggregate purchase price of up to $29,550,000.

Pro Forma Impact of Disposition of Cypress Assets (Unaudited)

The following unaudited pro forma combined results of operations are provided for the three and nine months ended September 30, 2013 and 2012 as though the disposition had occurred on January 1, 2012.

The unaudited pro forma condensed consolidated statements of operations for the three and nine months ended September 30, 2013 reflect the following pro forma adjustments:

(1)	Eliminates the revenues and cost of goods sold as if the transaction occurred on January 1, 2012.

(2)	Reflects the reduction in amortization resulting from excluding the assets that were sold from intangible assets, net as if the transaction occurred on January 1, 2012.

(3)	Reduces interest expense resulting from applying a portion of the net proceeds as the repayment of the term loan balance outstanding at September 11, 2013 under the Company’s Credit Agreement.

(4)	Reflects an adjustment to income tax expense as a result of the adjustments described above.

The unaudited pro forma condensed consolidated financial information is provided for illustrative purposes only and does not purport to represent what the actual results of operations would have been had the transaction occurred on the respective date assumed, nor is it necessarily indicative of the Company’s future operating results. However, the pro forma adjustments reflected in the accompanying unaudited pro forma condensed consolidated financial information reflect estimates and assumptions that the Company’s management believes to be reasonable.

Pro forma adjustments related to the unaudited pro forma condensed consolidated statements of operations for the three and nine months ended September 30, 2013 were computed assuming the transaction was consummated on January 1, 2012 and include adjustments which give effect to events that are (i) directly attributable to the transaction, (ii) expected to have a continuing impact on the Company, and (iii) factually supportable.

	Three Months ended September 30,		Nine Months ended September 30,
	(unaudited, in thousands)		(unaudited, in thousands)
	2013	2012	2013	2012
	(Pro forma)	(Pro forma)	(Pro forma)	(Pro forma)
Revenue	$17,400	$29,541	$56,260	$79,785
Net loss	$(5,886)	$(6,011)	$(21,036)	$(15,282)
Pro forma net income (loss) per common share
Basic	$(0.16)	$(0.17)	$(0.58)	$(0.43)
Diluted	$(0.16)	$(0.17)	$(0.58)	$(0.43)

Note 6. Derivative Instruments

In connection with the acquisition of Cypress effective December 31, 2012, the Company issued a put right to Cypress’ former shareholders.  The put right, which expires on January 31, 2014, is exercisable during the thirty-day period immediately following the one-year anniversary date of the business acquisition, which if exercised would enable them to sell any of the shares they still hold (3,565,692 as of September 30, 2013 from the underlying 4,427,084 shares of the Company’s common stock they received as part of the purchase consideration), back to the Company at a price of $5.38 per share, which represents a 30% discount off of the per-share value established on the effective date of the closing of the acquisition.  In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $3.4 million using a Black-Scholes model. The inputs used in the valuation of the put right include term, stock price volatility, current stock price, exercise price, and the risk free rate of return. At September 30, 2013, the fair value of the put right liability was re-measured and was determined to have increased $2.1 million and $6.1 million during the three and nine month periods then ended, respectively, with such amounts reflected as a loss included in other non-operating income in the accompanying Condensed Consolidated Statement of Comprehensive (Loss) Income. As of September 30, 2013, the aggregate fair value of this derivative instrument, which is included in current liabilities in the Condensed Consolidated Balance Sheet, was $9.5 million. The Company has classified the put right, for which the fair value is re-measured on a recurring basis at each reporting date as a Level 3 instrument (i.e. wherein fair value is partially determined and based on unobservable inputs that are supported by little or no market activity), which the Company believes is the most appropriate level within the fair value hierarchy based on the inputs used to determine its fair value at the measurement date.

Note 7. Accounts Receivable

Accounts receivable consist of the following:

	September 30,	December 31,
	2013	2012
Trade accounts receivable	$22,614,182	$35,723,488
Less allowance for prompt pay discounts	(473,625)	(727,714)
Total trade receivables	22,140,557	34,995,774
Receivables from third parties – revenue sharing arrangements	1,683,078	1,690,544
Less allowance for doubtful accounts	(486,931)	(39,231)
Total account receivables	23,336,704	36,647,087

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

Note 8. Inventory

Inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw materials	$2,034,008	$1,550,736
Packaging materials	940,282	866,674
Samples	836,021	792,702
Finished goods	14,208,577	19,860,995
	18,018,888	23,071,107
Reserve for obsolescence	(1,501,556)	(1,056,702)
Inventory, net	$16,517,332	$22,014,405

An increase in the basis of inventory related to the acquisitions of Cypress and Somaxon is included in the balances above as of September 30, 2013 and December 31, 2012.  The increase included in raw materials resulted from the Somaxon acquisition and was approximately $260,000 and $0 as of September 30, 2013 and December 31, 2012, respectively.  The increase included in finished goods from the Cypress and Somaxon acquisitions was approximately $3,690,000, in the aggregate,  as of September 30, 2013 and $8,600,000 from the Cypress acquisition as of December 31, 2012.

  Note 9. Intangible Assets and Goodwill

Intangible assets consist of the following:

		September 30,	December 31,
	Life	2013	2012
Patents	12 - 15 years	$1,442,000	$1,442,000
Brand	8 years	3,887,000	3,887,000
Product licenses	1 – 13 years	16,183,794	15,135,050
Customer relationships	6 years	1,848,000	1,848,000
Non-compete and supplier contracts	2 - 7 years	5,194,571	5,194,571
Trademark rights	Indefinite	638,563	638,563
In-process research and development acquired(1)		43,733,000	45,200,000
Developed technology	9-12 years	40,000,000	37,000,000
		112,926,928	110,345,184
Accumulated amortization		(12,614,557)	(6,290,753)
Total		$100,312,371	$104,054,431

(1)	Amortization will begin once the related products go into production; if the product in development fails or is abandoned, it will be written off.

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

Amount
2013 (September – December)	$1,890,713
2014	7,682,420
2015	7,682,420
2016	7,682,420
2017	6,166,374
Thereafter	24,836,462
Total	$55,940,809

Amortization expense is approximately $2,491,000 and $6,979,000 for the three and nine months ended September 30, 2013 and $775,000 and $2,158,000 for the three and nine months ended September 30, 2012, respectively.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2013 and the year ended December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Beginning Balance	$37,160,911	$1,406,591
Goodwill acquired – Somaxon	10,748,243	─
Goodwill acquired – Cypress	─	34,838,745
Goodwill acquired – GSL	─	915,575
Adjustments (1)	5,916,122	─
Total	$53,825,276	$37,160,911

(1)
Primarily reflects the impact of measurement period adjustments related to the Cypress and Somaxon acquisitions composed of a deferred tax asset on the increase in the basis of the acquired inventory, an increase in certain accrued allowances and the impact of the re-evaluation of the opening balance sheet Cypress intangible assets and inventory.  See Note 1, Company Overview and Note 5, Disposition of Certain Cypress Assets, for further discussion.

Note 10. Accrued Allowances

Accrued allowances consist of the following:

	September 30,	December 31,
	2013	2012
Accrued returns allowance	$10,340,500	$12,057,464
Accrued price adjustments	5,406,064	10,960,042
Accrued government program rebates	13,449,753	7,037,045
Total	$29,196,317	$30,054,551

Note 11. Other Liabilities

Other liabilities consist of the following:

	September 30, 2013	December 31, 2012
Stock repurchase contract with employee	$ ─	$600,000
Product license contracts	─	630,000
Settlement obligations (see Note 17)	3,685,000	─
Other	334,454	338,495
Deferred revenue	384,745	─
Total contracts payable and other obligations	$4,409,199	$1,568,495

Other liabilities – current	$1,300,793	$1,568,495
Other liabilities – long term	$3,103,406	$ ─

Note 12. Debt

Debt consists of the following:

	September 30, 2013	December 31, 2012
Amounts outstanding under the Credit Facility – MidCap Funding V, LLC	$13,741,968	$42,000,000
Stancorp Mortgage	1,483,145	1,580,748
Capital leases (see Note 17)	3,665	55,328
Total debt	$15,228,778	$43,636,076

Debt – current	$13,883,224	$2,286,513
Debt – long term	$1,345,554	$41,349,563

Credit Facility – MidCap Funding V, LLC

In connection with the purchase of all of the capital stock of Cypress, the Company, together with its subsidiaries, entered into a Credit and Guaranty Agreement, dated December 31, 2012, with MidCap Funding V, LLC, as administrative agent, a lender and as a co-bookrunner, and Business Development Corporation of America, as co-bookrunner, and additional lenders from time to time party thereto (the "Original Credit Agreement"). The Original Credit Agreement provided for a term credit facility of $42 million. Subject to certain permitted liens, the obligations under this facility were secured by a first priority perfected security interest in substantially all of the assets of the Company and its subsidiaries. The proceeds from this facility were used to fund a portion of the cash consideration of the acquisition of Cypress.

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

The Restated Credit Agreement provided for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with the entry into the Restated Credit Agreement, the Company prepaid approximately $12 million of the term loan that had been previously outstanding under the Original Credit Agreement. Under the Restated Credit Agreement, the Company’s borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the Restated Credit Agreement provided for an advance of up to $3 million in excess of the Company’s borrowing base until June 5, 2013, at which time all excess amounts were paid. Unlike the Original Credit Agreement, the Restated Credit Agreement does not include covenants limiting capital expenditures or requiring the Company to maintain a fixed charge coverage ratio and leverage ratio, but rather contains covenants requiring the Company to maintain a minimum amount of EBITDA and net invoiced revenues. Similar to the Original Credit Agreement, the Restated Credit Agreement includes customary covenants for a secured credit facility, which include, among other things, (a) restrictions on (i) the incurrence of indebtedness, (ii) the creation of or existence of liens, (iii) the incurrence or existence of contingent obligations, (iv) making certain dividends or other distributions, (v) certain consolidations, mergers or sales of assets and (vi) purchases of assets, investments and acquisitions; and (b) requirements to deliver financial statements, reports and notices to the administrative agent and other lenders. The Restated Credit Agreement also contains customary representations and warranties and event of default provisions for a secured credit facility.

The loans under this facility bear interest at a rate equal to the sum of the LIBOR rate plus an applicable margin of 7.50% per annum. Pursuant to the Restated Credit Agreement, the Company paid certain customary fees to the administrative agent and lenders.

Under the Restated Credit Agreement, we were required to make monthly repayments of $333,333 on the term loan beginning on November 7, 2013 and ending on May 7, 2016, when all remaining principal is due and payable. Approximately $2,300,000 of the proceeds from the sale of TherapeuticsMD stock were utilized to pay down the term loan in September 2013. The revolving loan will be paid based on our cash receipts through a lockbox arrangement. In addition, we are able to voluntarily prepay outstanding amounts under the revolving loan commitment at any time, subject to certain prepayment penalties.

Pursuant to the terms of the Restated Credit Agreement, the closing of the sale of certain Cypress assets (see Note 1) triggered a requirement by the Company to repay the term loan included in the Credit Agreement. At the closing, the Company paid approximately $7.7 million from the sale proceeds to MidCap in fulfillment of this requirement, and as a result, the term loan has been repaid in full. As of September 30, 2013, the outstanding balance under the revolver was approximately $13.7 million. The Company has approximately $6.3 million of remaining available funds subject to borrowing base capacity as of September 30, 2013.

As with the Original Credit Agreement, the obligations under the Restated Credit Agreement are secured by a first priority perfected security interest in substantially all of the assets of the Company and its subsidiaries, subject to certain permitted liens.  The May 2013 amendments described above were treated as a modification of debt under GAAP, and the Company expensed $630,000 of deferred financing fees and recorded approximately $23,000 and $548,000 of new deferred financing fees for the three and nine months ended September 30, 2013.

Mortgage

Certain real estate acquired in the acquisition of GSL is encumbered by a mortgage that the Company assumed. The monthly fixed payment under this mortgage, including principal and interest, is approximately $19,000 until February 1, 2022. This mortgage is included under the caption Debt – short term and Debt – long term on the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012.  The outstanding mortgage balance is approximately $1,483,000 and $1,581,000 as of September 30, 2013 and December 31, 2012, respectively.

Note 13. Temporary Equity

The Company issued 4,427,084 shares of its common stock as consideration to the sellers for the Cypress acquisition. These shares are subject to a put right that provides the sellers of Cypress a cash settlement right. This cash redemption feature is bifurcated from the common stock issued as a consideration and is classified as current liability. Subsequent to the acquisition of Cypress, 861,392 shares that were subject to the put right were sold by former Cypress shareholders on the open market. See Note 6, Derivative Instruments, for further information.

Note 14. Stockholders’ Equity

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

Note 15. Employer Compensation and Benefits

The Company participates in a 401(k) plan, which covers substantially all full-time employees. The Plan is funded by employee contributions and discretionary matching contributions determined by management. At the Company’s discretion, it may match up to 100 percent of each employee’s contribution, not to exceed the first six percent of the employee’s individual salary. There is a six-month waiting period from date of hire to participate in the plan. Employees are 100 percent vested in employee and employer contributions. Contribution expense was approximately $95,000 and $349,000 for the three and nine month periods ended September 30, 2013, respectively. Contribution expense was approximately $86,000 and $269,000 for the three and nine month periods ended September 30, 2012, respectively.

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

As of September 30, 2013, approximately 30,000 options remain outstanding that were issued to current officers under former incentive plans of GTA. The remaining average contractual life of these options is approximately 1.4 months.

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
September 30, 2013
Weighted average expected stock price volatility	66.8%
Estimated dividend yield	0.0%
Risk-free interest rate	1.0%
Expected life of option (in years)	6.0
Weighted average fair value per share	$4.64

 The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend rate is assumed to be 0%. The expected stock price volatility for the stock options is based on historical volatility of a representative peer group of comparable companies selected using publicly available industry and market capitalization data. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives.The following table shows the option activity, described above, during the nine months ended September 30, 2013:

Option Shares	Shares	Average Exercise Price
Outstanding at December 31, 2012(1)	1,711,167	$4.87
Granted	295,000	4.07
Exercised	(40,000)	2.79
Cancelled	(318,834)	6.09
Expired	─	─
Outstanding at September 30, 2013	1,647,333	$4.54
Vested and exercisable, end of period	837,994	$4.61

The intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was approximately $132,000 and $210,000, respectively.

The weighted-average grant date fair value for options granted during the nine months ended September 30, 2013 and 2012 was approximately $4.64 and $5.33, respectively.

The following table shows the details by range of exercise price for the total options outstanding at September 30, 2013:

		Options Outstanding		Options Exercisable
Range of Exercise Price ($)		Shares	Remaining Contractual Life (years)	Shares	Price ($)
1.94 - 2.20		5,000	1.4	5,000	$2.20
3.31 – 4.20	(1)	1,278,000	7.5	638,000	3.71
6.10		137,666	7.9	89,994	6.10
7.75 – 8.62		136,667	8.5	58,334	8.13
9.02 – 10.35		90,000	8.3	46,666	9.82
		1,647,333	7.5	837,994	$3.75

(1) Includes 460,000 options granted to ParaPRO, LLC on August 3, 2011, that vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and Para PRO for the marketing and sale of Natroba.  For additional information, see Note 17, Commitments and Contingencies.

As of September 30, 2013, the aggregate intrinsic value of 837,994 options outstanding and exercisable was approximately $2,600.

As of September 30, 2013, there was approximately $568,000 of total unrecognized compensation cost related to unvested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 1.5 years.

Restricted Stock

The following table shows the Company's nonvested restricted stock outstanding at September 30, 2013:

		Weighted Average
		Grant Date
Restricted Stock Shares	Shares	Fair Value
Nonvested at December 31, 2012	728,333	$7.47
Granted	357,654	3.42
Vested	(138,332)	7.85
Forfeited	(284,867)	6.46
Nonvested at September 30, 2013	662,788	$5.64

Approximately $2,791,000 of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

Effective July 22, 2010, the Company adopted the 2010 Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually (on May 1 and November 1), participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or end of such six-month period. The Employee Stock Purchase Plan expires on July 22, 2020. A total of 1,000,000 shares are available for purchase under this plan of which 60,159 have been issued. Compensation expense related to the Employee Stock Purchase Plan and included in the table below for the nine months ended September 30, 2013 and 2012 was approximately $59,000 and $56,000 respectively.

Stock-Based Compensation Expense

The following table shows the approximate amount of total stock-based compensation expense recognized (included in selling, general and administrative expenses) for employees and non-employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Employees	$401,000	$546,000	$1,216,000	$1,412,000
Non-employees/Directors	91,000	132,000	300,000	489,000

Total	$492,000	$678,000	$1,516,000	$1,901,000

Note 16. Income Taxes

The effective income tax rate from continuing operations is different from the federal statutory rate for the nine months ended September 30, 2013 and 2012 for the following reasons:

	Nine Months Ended September 30,
	2013	2012
Expected taxes at statutory rates	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(1.7)%	(33.2)%
Nondeductible expenses	1.0%	7.6%
Put right expense	7.5%	─ %
Other	(0.5)%	0.7%
	(28.7)%	(59.9)%

Note. 17. Commitments and Contingencies

Legal Proceedings

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

On January 24, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation and without admitting any liability or wrongdoing, Pernix and the other named defendants in such litigation signed a memorandum of understanding (the “MOU”) to settle such litigation. In accordance with the MOU, Pernix made certain additional disclosures related to the Merger in the Proxy Statement/Prospectus and agreed to reimburse the plantiffs for certain legal expenses in the amount of $185,000, which is accrued in other liabilities. Subject to confirmatory discovery, which was completed in April 2013, and court approval of a definitive stipulation of settlement, which was filed in July 2013, the MOU resolves the claims brought in such litigation and provides a release and settlement by the purported class of Somaxon’s former stockholders of all claims against the defendants and their affiliates and agents in connection with the Merger. The asserted claims will not be released until such stipulation of settlement is approved by the court. There can be no assurance that the court will approve such settlement. Additionally, in connection with the proposed settlement, plaintiffs in such litigation intend to seek an award of attorneys’ fees and expenses in an amount to be approved or determined by the court.

In addition to the above proceedings, Pernix is subject to various claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material effect on Pernix’s financial position or results of operations.

Texas Attorney General Medicaid Investigation

On May 9, 2013, our subsidiary, Cypress Pharmaceuticals, Inc., received notice from the Office of the Attorney General of the State of Texas that it had completed its initial analysis of transaction data provided by Cypress during 2012 to the Attorney General’s office and offering to settle all claims that the Attorney General alleges arise from Cypress’s prior actions under the Texas Medicaid Fraud Prevention Act. The Company is currently assessing both the legitimacy of the claims made in this offer letter and the legal steps at its disposal to challenge the claims and the potential liability related to those claims. The Company is currently reviewing certain data provided to it by the Attorney General and is currently in discussions with the Attorney General regarding their analysis of the data.

Purchase Commitments

Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services. Our failure to satisfy minimum sales requirements under our co-promotion agreements would generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights. In part to maintain minimum sales requirements under our co-promotion agreements, the Company has commitments under open purchase orders for inventory of approximately $5.0 million that can be cancelled without penalty.

Stock Options Issued in Exchange for Services

Pursuant to an agreement for support services entered into between the Company and ParaPRO on August 27, 2010 which commenced upon the launch of NATROBA on August 3, 2011, we granted to ParaPRO 460,000 options to purchase our common stock. The options have an exercise price of $3.65 which was the closing price of the Company’s stock as of the date of the support services agreement. The options became or will become exercisable in seven installments in the following amounts: (i) 30,000 on August 1, 2012; (ii) 40,000 on August 1, 2013; (iii) 50,000 on August 1, 2014; (iv) 60,000 on August 1, 2015; (v) 70,000 on August 1, 2016; (vi) 90,000 on August 1, 2017; and (vii) 120,000 on August 1, 2018. The options are exercisable for a period of five years from the date each becomes exercisable and are valued at approximately $2,841,000. These options were granted in a private offering under Rule 4(2) of the Securities Act of 1933.  As of September 30, 2013, there was approximately $1,412,000 of total unrecognized compensation cost related to unexercisable stock options, which is expected to be recognized ratably over a weighted-average period of 3.7 years.

Leases

The Company leases facilities space and equipment under operating lease arrangements that have terms expiring at various dates through 2016. Certain lease arrangements include renewal options and escalation clauses. In addition, various lease agreements to which the Company is a party require that we comply with certain customary covenants throughout the terms of the leases. If we are unable to comply with these covenants and cannot reach a satisfactory resolution in the event of noncompliance, these agreements could terminate.

Future minimum lease payments under non-cancelable operating leases do not include the rent payments for the Woodlands, Texas lease that was terminated effective July 31, 2013.   The lease had a remaining term through April 2016, representing a future lease commitment of approximately $579,000.  The minimum payments as of September 30, 2013 are as follows (in thousands):

2013 (July – December)	$193,000
2014	470,000
2015	39,000
2016	3,000
2017	─
$705,000

Total rent expense was approximately $182,000 and $567,000 for the three and nine months periods ended September 30, 2013, respectively.  Rent expense was approximately $94,000 and $269,000 for the three and nine month periods ended September 30, 2012, respectively.

Capital leases on certain pharmaceutical manufacturing equipment assumed in the acquisition of GSL have terms extending to November 2013. There were multiple assets under various individual capital leases as of September 30, 2013.

Milestone Payments

The Company is party to certain license agreements and acquisition agreements, certain of which are described in Note 4, Business Combinations and Other Acquisitions. Generally, these license and acquisition agreements require that the Company make milestone payments in cash upon the achievement of certain product development and/or commercialization goals and payments of royalties upon commercial sales. The amounts and timing of future milestone payments may vary depending on when related milestones will be attained, if at all.

Other Revenue Sharing Agreements

The Company has entered into certain revenue sharing arrangements that require payments based on a specified percentage of net sales or a specified cost per unit sold. For the three and nine months ended September 30, 2013, the Company recognized approximately $2,024,000 and $5,113,000, respectively, in expense included in cost of goods sold from payments pursuant to co-promotion and other revenue sharing arrangements.  For the three and nine months ended September 30, 2012, the Company recognized $1,058,000 and $2,973,000 of such expenses, respectively.

Other Commitments

Somaxon was subject to certain contractual payment obligations pursuant to settlement agreements entered into by it which the Company assumed.  As of September 30, 2013, a $625,000 balance remained unpaid under the terms of a settlement agreement relating to the termination of a co-promotion agreement. Pursuant to the terms of this agreement, six percent of net sales of Silenor are payable to the counterparty until the balance is paid in full. In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor. Remaining payment obligations owed by Somaxon and assumed by Pernix under these settlement agreements are $1,500,000 and $2,000,000, respectively, payable in equal installments over the next seven and four years, respectively.

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

Note 18. Subsequent Events

Co-Promotion Agreements

On October 28, 2013, the Company entered into an agreement with Cumberland Pharmaceuticals Inc. to promote Omeclamox-Pak. Pursuant to the agreement, Cumberland will promote Omeclamox-Pak to gastroenterologists in the United States, and the Company will continue to promote the product to certain primary care physicians. Cumberland paid an upfront payment of $4.0 million to the Company on October 29, 2013. There are also additional milestones at the first and second anniversary dates of the execution of the agreement totaling $4.0 million in the aggregate. Royalty payments ranging from 15% to 20% based on tiered levels of gross profits will be paid by Cumberland to the Company monthly.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impact our performance and a summary of our operating results. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with our unaudited condensed consolidated financial statements and the related notes included in “Part I—Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Part I—Item1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and “Part II—Item1A. Risk Factors” of this Quarterly Report on Form 10-Q for the three months ended September 30, 2013.

Executive Overview

Pernix Therapeutics Holdings, Inc. (“Pernix”, the “Company, “we” or “our”) is a specialty pharmaceutical company focused on the sales, marketing, manufacturing and development of branded, generic and over-the-counter, which we refer to herein as OTC, pharmaceutical products for pediatric and adult indications in a variety of therapeutic areas. We expect to continue to execute our growth strategy which includes the horizontal integration of our branded prescription, generic and OTC businesses. We also plan to continue to make strategic acquisitions of products and companies, as well as develop and in-license additional products as available capital permits. We manage a portfolio of branded and generic products. Our branded products for the pediatrics market include CEDAX®, an antibiotic for middle ear infections, NATROBA®, a topical treatment for head lice marketed under an exclusive co-promotion agreement with ParaPRO, LLC and ZUTRIPRO® for the treatment of cough and cold. Our branded products for gastroenterology include OMECLAMOX-PAK®, a 10-day treatment for H. pylori infection and duodenal ulcer disease, and REZYST®, a probiotic blend to promote dietary management. We also promote REPREXAIN, for short term management of acute pain, pursuant to a license and promotion agreement with Amneal Pharmaceuticals. Through our wholly-owned subsidiary, Pernix Sleep, Inc. (formerly Somaxon Pharmaceuticals, Inc.), we market SILENOR® (doxepin), a non-controlled substance approved for the treatment of insomnia characterized by difficulty with sleep maintenance.  In addition, a product candidate utilizing cough-related intellectual property has been developed for the U.S. OTC market, and we licensed all of our rights to these assets in the United States and Canada in exchange for a royalty interest.  We promote our branded pediatric and gastroenterology products through our sales force. We market our generic products in the areas of cough and cold, pain, vitamins, dermatology, antibiotics and gastroenterology through our wholly-owned subsidiaries, Macoven Pharmaceuticals and Cypress Pharmaceuticals. Our wholly-owned subsidiary, Pernix Manufacturing, manufactures and packages products for the pharmaceutical industry in a wide range of dosage forms.

On October 28, 2013, we entered into an agreement with Cumberland Pharmaceuticals Inc. to promote Omeclamox-Pak. Pursuant to the agreement, Cumberland will promote Omeclamox-Pak to gastroenterologists in the United States, and we will continue to promote the product to certain primary care physicians. Cumberland paid an upfront payment of $4.0 million to us on October 29, 2013. There are also additional milestones at the first and second anniversary dates of the execution of the agreement totaling $4.0 million in the aggregate. Royalty payments ranging from 15% to 20% based on tiered levels of gross profits will be paid by Cumberland to us monthly.

On September 11, 2013, we completed the sale of certain of our generic assets held by Cypress to Breckenridge. The acquisition was consummated pursuant to the terms of the Purchase Agreement, as amended. Breckenridge paid us $2,000,000 in cash upon execution of the Purchase Agreement, $17,850,000, before customary closing costs of approximately $173,000, in cash at closing, and issued two promissory notes, each in an amount of $4,850,000, with one due on the first anniversary of the closing and the other due on the second anniversary of the closing, for an aggregate purchase price of up to $29,550,000. See Notes 5 and 12 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 for further discussion.

In September 2013, we amended the terms of our co-promotion agreement with ParaPRO. ParaPRO will assume responsibility for distribution of NATROBA and related activities, and we and our subsidiaries will no longer purchase quantities of NATROBA at a discount for sale to customers. We will continue to provide promotion services for NATROBA in our assigned territories for co-promotion fees based on prescriptions generated by our sales force. With respect to generic products covered by the agreement, we will continue to provide distribution and co-promotion services for fees based on units distributed and prescriptions dispensed in defined territories. Our management expects our gross product sales for NATROBA to decrease based on the removal of the distribution-related revenue from the terms of the co-promotion arrangement. However, our management expects that the corresponding decreases in cost of goods and gross-to-net deductions and other distribution costs will substantially offset this decrease in gross product sales.

As previously reported, in December 2010, we entered into a joint venture with infirst (formerly SEEK) for the development of BC 1036. On May 14, 2012, we acquired the exclusive rights from SEEK, our former joint venture partner, to commercialize and market products utilizing the joint venture’s intellectual property in the areas of cough, cold, sinus and allergy in the United States and Canada. Effective August 30, 2013, we re-licensed all of our rights to these assets in the United States and licensed the Dr. Cocoa trademark and logo to infirst in exchange for a royalty of 5% of net sales in the United States and Canada through 2020 and 2.5% of net sales in the United States and Canada from 2020 through 2029. Through our subsidiary, Pernix Manufacturing, we are currently working with infirst on a supply agreement to supply certain of infirst’s manufactured product in the United States. As a result of this transaction, we no longer have any rights to a royalty for products utilizing the intellectual property outside of the United States and Canada.

On May 9, 2013, we received letters from one of our suppliers relating to non-compliant product labeling for certain active ingredients.  We initiated a voluntary market withdrawal to the wholesale level for the impacted products which pose no safety risk.  We have provided for product returns of approximately $1,611,000 and written off inventory related to these products of approximately $295,000.  We have worked with the Food and Drug Administration Recall Coordinator to finalize our recall strategy.  The recall is at the retail level and has been initiated.

On March 6, 2013, we acquired all of the outstanding common stock of Somaxon Pharmaceuticals, Inc. pursuant to an agreement and plan of merger dated December 10, 2012. As a result of the merger, each outstanding share of Somaxon common stock was converted into the right to receive 0.477 shares of our common stock, with cash paid in lieu of fractional shares. As a result of the merger, we issued an aggregate of approximately 3,665,689 shares of common stock to the former stockholders of Somaxon.  At the time of acquisition, Somaxon was only marketing Silenor. The company’s name was changed from Somaxon to Pernix Sleep, Inc.

On December 31, 2012, we completed the acquisition of a privately-owned, generic pharmaceutical company, Cypress Pharmaceuticals, Inc. and its branded pharmaceutical subsidiary Hawthorn Pharmaceuticals, Inc., which we refer to collectively herein as Cypress. Cypress offers a wide array of branded and generic pharmaceutical products in the areas of cough and cold, nutritional supplements, analgesics, urinary tract, women’s health, prenatal vitamins and dental health, as well as allergy, respiratory, iron deficiency, nephrology and pain management. Hawthorn offers a broad portfolio of branded products including allergy, respiratory, iron deficiency, nephrology and pain management. We paid an aggregate purchase price of up to $102.3 million. This purchase price included $52 million in cash, 4,427,084 shares of our common stock having an aggregate market value equal to approximately $34.3 million based on our common stock’s closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012, up to $6.5 million in holdback and contingent payments, $4.5 million to be deposited in escrow on December 15, 2013, and $5.0 million in shares of our common stock contingent upon the occurrence of a milestone event. We also granted a put right to the sellers pursuant to which the sellers may put the shares of our common stock issued in connection with the acquisition to us at approximately $5.38 per share, with such put right being exercisable from January 1, 2014 to January 31, 2014. The Cypress acquisition significantly increased and broadened our branded and generic product portfolio and provided us with in-house product development and regulatory expertise. Since 2008, Cypress has been awarded nine ANDA and three NDA approvals (REZIRA, ZUTRIPRO and VITUZ) and prior to the sale of certain Cypress assets to Breckenridge had  nine ANDAs on file with the FDA for future approvals.  Currently, Cypress has one ANDA on file with the FDA for future approval.  See Note 5, Disposition of Certain Cypress Assets, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 for further discussion.

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

The restated credit agreement provides for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with the entry into the restated credit agreement, we prepaid approximately $12 million of the term loan that had been previously outstanding under the December 2012 credit agreement. Under the restated credit agreement, our borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the restated credit agreement provided for an advance of up to $3 million in excess of our borrowing base until June 5, 2013, at which time all excess amounts were repaid accordingly. The balance under the term loan of $7.7 million was paid from proceeds from the sale of the Cypress assets to Breckenridge. As of November 8, 2013, the term loan was paid in full and the outstanding balance under the revolver was $15.5 million.

On July 2, 2012, we completed our acquisition of the business assets of Great Southern Laboratories (GSL), a pharmaceutical contract manufacturing company located in Houston, Texas. We closed on the related real estate on August 30, 2012. Upon the final closing, the Company paid an aggregate of approximately $4.9 million (including $300,000 deposited to an escrow that was subsequently refunded to us in payment of unrecorded liabilities), and assumed certain liabilities totaling approximately $5.9 million, for substantially all of GSL’s assets including the land and buildings in which GSL operates. GSL has an established manufacturing facility with an existing base of customers in the pharmaceutical industry, which provides us with additional income and potential cost savings. We acquired the GSL assets through our wholly-owned subsidiary, Pernix Manufacturing, LLC.

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

Business Strategy

Our objective is to be a leader in developing, marketing and selling prescription (branded and generic) and over-the-counter, or OTC, pharmaceutical products in the U.S. for pediatric and adult indications. Our strategy to achieve this objective includes the following elements:

●
Leveraging our focused sales and marketing organization- We have built a sales and marketing organization consisting of approximately 100 sales territories with a primary focus on pediatrics, internal medicine, family practice, and gastroenterology.  In January 2013, we commenced the integration of the Pernix and Cypress sales forces which has resulted in the elimination of approximately 75 sales representatives across the company.

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

●
Development of OTC Products. We have formed an OTC division which is dedicated to marketing and acquiring products for the consumer healthcare market. In 2013 or early 2014, our partner may launch a cough medicine for children, Dr. Cocoa.  In addition, the OTC division is exploring the possibility of the Rx to OTC switch of SILENOR (doxepin). We continue to evaluate these opportunities as well as potential acquisitions or licensing opportunities for the OTC market.

●
Acquiring or in-licensing late-stage product development candidates. We also selectively seek to acquire or in-license late-stage product development candidates, as capital permits. We are focused on product development candidates that are ready for or have already entered Phase III clinical trials and should therefore present less development risk than product candidates at an earlier stage of development. We focus on product development candidates that would be prescribed by our target physicians, especially in pediatrics, gastroenterology and certain other niche markets. We believe that our established sales and marketing organization make us an attractive commercialization partner for many biotechnology and pharmaceutical companies with late-stage product development candidates.

●
Acquiring or in-licensing approved pharmaceuticals. We have historically grown our business by acquiring or in-licensing rights to market and sell prescription and OTC pharmaceutical products, and we intend to continue to grow in this manner, as capital permits. We are particularly focused on products that are prescribed by pediatricians and that are under-promoted by large pharmaceutical companies. We believe that the revenue potential for these products is increasing, potentially creating attractive opportunities for us to acquire additional products in pediatrics and certain other therapeutic areas where the market sizes are smaller.

●
Expand into new geographical and therapeutic markets. Following the acquisition of Cypress and subsequent realignment of our sales force, we have approximately 102 sales representatives. We may also hire additional representatives to our sales force in both existing and new geographic markets to promote products in our existing product line. As capital permits, we intend to continue to explore additional therapeutic areas which have similar characteristics to the pediatrics market, including areas that are underserved by current pharmaceutical companies, where there is a readily identifiable set of high prescribing physicians for efficient sales force deployment or where we can acquire promotion sensitive products that are currently under-promoted by existing large pharmaceutical companies.

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

Development Projects

Development of Late-stage Pediatric Product.   In March 2012, we entered into a product development agreement with a private company for a prescription product for the pediatrics market. Under the terms of the agreement, Pernix obtained exclusive marketing rights to this late-stage development product in the United States, and Pernix will pay the costs related to the development of the product. Pernix expects to invest approximately $6 million over an estimated 36-month period for development expenses related to this product candidate, and Pernix’s development partner will manage the development program. Pernix and its development partner expect to commence pivotal phase III studies in 2014.  Approximately $1,323,000 has been incurred since the commencement of this project through September 30, 2013 (approximately $976,000 in the nine months ended September 30, 2013 and $347,000 in 2012).

Pernix has several active research and development projects.  We anticipate filing up to two INDs and one 510K in the second half on 2013.  We expect to initiate several clinical studies, including post approval commitments for Zutripro and Silenor, by the end of 2013.  We will continue to be opportunistic in exploiting our in-house expertise and intellectual property to initiate additional low risk development projects.  In addition, we continue to look for external opportunities through in-license, collaborations or partnerships to build the Pernix pipeline, as capital permits.

Third Quarter 2013 Highlights

The following summarizes certain key financial measures as of, and for, the three months ended September 30, 2013:

●	Cash and cash equivalents equaled $9.7 million as of September 30, 2013.

●	Net revenues were approximately $18.3 million and $18.1 million for the three months ended September 30, 2013 and 2012, respectively.

●
Net (loss) before taxes was approximately ($8.7) million and ($0.7) million for the three months ended September 30, 2013 and 2012, respectively.  This included approximately $412,000 in cost of product sales from the increased basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions that was recognized for products sold during the three months ended September 30, 2013.  Net (loss) income before taxes was approximately ($28.1) million and ($0.2) million for the nine months ended September 30, 2013 and 2012, respectively. This included approximately $5,123,000 in cost of product sales from the increased basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions that was recognized for products sold during the nine months ended September 30, 2013.

Opportunities and Trends

There continue to be unmet patient needs in the pediatric area as well as other therapeutic areas. We believe that we can systematically focus our efforts on developing and acquiring products or acquiring the assets of other companies whose products or assets can meet these needs, as capital permits. We also believe that future growth could be realized in the execution of branded and generic development opportunities outside the pediatric area. We believe the combination of product development and acquisition can enhance our growth opportunities. Additionally, we plan to continue to leverage our industry relationships to identify and take advantage of new product opportunities. Currently, we believe we have significant opportunities in leveraging the assets and improving the profitability of the assets acquired in Cypress and Somaxon acquisitions as well as continuing the progress of our respective in-process research and development projects as capital permits. We will continue to focus our efforts on this strategy for the remainder of 2013.

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

As we execute our strategy, we will monitor and evaluate success through the following measures:

●	Net product sales generated from our existing products;

●	Revenues generated from profit sharing arrangements;

●	Ability to continue to effectively integrate the operations of Somaxon and Cypress;

●	Progress of our development pipeline (as discussed below); and

●	Acquisition of products and product rights that align with our strategy and that offer potential for sustainable growth, as capital permits

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

The following table sets forth a summary of Pernix’s net revenues for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Upper respiratory, allergy and antibiotic products	$8,997	$6,815	$35,627	$27,056
Gastroenterology products	2,643	2,987	6,774	6,321
Dietary supplements and medical food products	5,669	3,607	23,473	8,989
Analgesics	5,662	2,442	15,164	8,724
Sleep maintenance	2,797	─	8,548	─
Dermatology products	3,512	4,104	7,311	6,018
Other products	2,950	415	9,340	415
Gross Product Sales	32,230	20,370	106,237	57,523
Sales Allowances	(15,080)	(5,510)	(50,246)	(19,313)
Net Product Sales	17,150	14,860	55,991	38,210
Manufacturing revenue	487	2,094	2,222	2,094
Co-promotion and other revenue	658	1,180	2,732	2,812
Total Net Revenues	$18,295	$18,134	$60,946	$43,116

Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments, and Medicaid Rebates

 The following table sets forth a summary of our allowances for product returns, government rebate programs and price adjustments as of September 30, 2013.   Prompt pay discounts are recorded as a reduction of accounts receivable and revenue and, therefore, are not included in the table below. The allowance for prompt pay discounts as of September 30, 2013 and December 31, 2012 was approximately $474,000 and $728,000, respectively.

	Product Returns	Government Program Rebates	Price Adjustments
	(in thousands)	(in thousands)	(in thousands)
Balance at December 31, 2011	$5,712	$5,843	$5,451
Allowances assumed in acquisition of Cypress	5,901	1,175	4,586
Current provision:
Adjustments to provision for prior year sales	1,840	(1,075)	(272)
Provision – current year sales	5,426	7,689	15,368
Payments and credits	(6,822)	(6,595)	(14,173)
Balance at December 31, 2012	12,057	7,037	10,960
Allowances assumed in acquisition of Somaxon	776	479	1,113
Post closing opening balance sheet adjustment	1,374	391	416
Current provision:
Adjustments to provision for prior year sales	1,611	(921)	(300)
Provision – current year sales	6,268	6,427	35,170
Payments and credits	(11,745)	(8,007)	(33,909)
Balance at September 30, 2013	$10,341	$5,406	$13,450

Product Returns. Consistent with industry practice, we offer contractual return rights that allow our customers to return short-dated or expiring products within an 18-month period, commencing six months prior to and up to twelve months subsequent to the product expiration date. Our products have a 15 to 36-month expiration period from the date of manufacture. We adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf life of the products shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the products, competitive issues such as new product entrants and other known changes in sales trends. We estimate returns at percentages up to 10% of sales of branded and generic products and from time to time, higher on launch sales of new products. Returns estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage for our products. In addition to the accrual on sales during the nine months ended September 30, 2013, the Company recorded an additional returns allowance for the returns of certain recalled products of approximately $390,000 and reclassified approximately $300,000 in unrealized price adjustments and approximately $921,000 in unrealized Medicaid rebates on these recalled products due to the fact that they will now be returned instead of prescribed under Medicaid. The returns reserve may be adjusted as sales history and returns experience is accumulated on this portfolio of products. We review and adjust these reserves quarterly. If estimates regarding product demand are inaccurate, if changes in the competitive environment affect demand for certain products, or if other unforeseen circumstances affect a product’s salability, actual returns could differ and such differences could be material. For example, a 1% difference in our provision assumptions for the nine months ended September 30, 2013 would have affected pre-tax loss by approximately $1,047,000.

Government Program Rebates. The liability for government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future government program utilization for each product sold. As we become aware of changing circumstances regarding the Medicaid and Medicare coverage of our products, we will incorporate such changing circumstances into the estimates and assumptions that we use to calculate government program rebates. If our estimates and assumptions prove inaccurate, we may be subject to higher or lower government program rebates. For example, with respect to the provision for the nine months ended September 30, 2013, a 1% difference in the provision assumptions based on utilization would have affected pre-tax loss by approximately $188,000 and a 1% difference in the provisions based on reimbursement rates would have affected pre-tax loss by approximately $55,000.

Price Adjustments. Our estimates of price adjustments, which include customer rebates, service fees, chargebacks and other discounts, are based on our estimated mix of sales to various third-party payors who are entitled either contractually or statutorily to discounts from the listed prices of our products and contracted service fees with our wholesalers. In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from our estimates, we may be required to pay higher or lower total price adjustments than originally estimated. For example, for the nine months ended September 30, 2013, a 1% difference in the assumptions based on the applicable sales would have affected pre-tax loss by approximately $1,624,000.

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

From time to time in the ordinary course of business, we enter into agreements regarding royalty payments or other profit sharing payments. Royalty expenses include the contractual amounts we are required to pay licensors from which we have acquired the rights to certain of our marketed products. Royalty and profit sharing expenses will vary based on changes in product sales and/or product mix.

In the acquisitions of Cypress and Somaxon, we recorded an increase in the basis of the inventory acquired of approximately $8,600,000 and $695,000, respectively. The increase will be recognized in cost of sales as the acquired inventory is sold. For the three and nine months ended September 30, 2013, approximately $412,000 and $5,123,000, respectively, of the increase in costs of sales was attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries, benefits and commissions as well as public company costs, professional and consulting fees, sales data costs, insurance, and company overhead.

 Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing and testing products and product candidates. We either expense research and development costs as incurred or, if we pay manufacturers a prepaid research and development fee, we will expense such fee ratably over the term of the development. We believe that significant investment in research and development is important to our competitive position and plan to increase our expenditures for research and development to realize the potential of the product candidates that we are developing or may develop, as capital permits. Since 2008, Cypress has been awarded nine ANDA and three NDA approvals (REZIRA, ZUTRIPRO and VITUZ) and had nine ANDAs on file with the FDA for future approvals at the time of our acquisition. Following the sale of certain Cypress assets to Breckenridge which included certain ANDAs on file with the FDA for future approval, Cypress now has one ANDA on file with the FDA for future approval. See Notes 1 and 5 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012 in Part I of this Quarterly Report on Form 10-Q, related to the sale of certain Cypress generic assets and ANDAs that were purchased in the Cypress acquisition.

Other Income and Expenses

Depreciation Expense.  Depreciation expense is recognized for our property and equipment, which depreciates over the estimated useful life of the asset using the straight-line method.

Amortization Expense.  Amortization expense is recognized for certain of our intangible assets, consisting primarily of patents, brands, licensing, non-competes and supplier contracts including those acquired in the acquisitions of Pernix Manufacturing (formerly Great Southern Labs), Cypress and Somaxon. These assets are amortized over their estimated useful lives using the straight-line method.  See Note 9, Intangible Assets and Goodwill, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012.

Income Taxes. Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. We will recognize future tax benefits to the extent that realization of such benefits is more likely than not. During the first quarter 2013, we recorded a deferred tax liability of approximately $11.3 million related to the increase in the basis of the assets acquired in the Somaxon acquisition and an additional $2.9 million deferred tax liability related to the increase in the basis of certain assets related to the Cypress acquisition.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

Net Revenues. Net revenues were approximately $18,295,000 and $18,134,000 for the three months ended September 30, 2013 and 2012, respectively, an increase of approximately $161,000 or 1.0%. The Cypress and Hawthorn product portfolio, acquired on December 31, 2012, contributed approximately $7,076,000 in net revenues, and the Somaxon product, acquired on March 6, 2013, contributed approximately $1,565,000 in net revenues. These contributions from the Cypress, Hawthorn and Somaxon products were offset by a decrease in the net revenues of our legacy portfolio (pre-acquisition portfolio) of products of approximately $6,873,000. This decrease was primarily due to the timing of sales of CEDAX as our customers made additional seasonal purchases of the product at the end of September in 2012, while this year the early season purchases of CEDAX were made in early October instead. Also, contributing to this decrease is the discontinuation of the sale of certain generic products due to a patent litigation settlement and the discontinuation of certain recalled cough and cold products. We also recognized a decrease of approximately $1,607,000 in revenue from our manufacturing facility as the majority of the third quarter 2012 revenues were from Cypress and Hawthorn, prior to our acquisition of these companies. Gross to net deductions as a percent of gross revenue have increased by approximately 16% primarily due to rebates under managed care contracts as well as coupon programs initiated on more of our products and increased utilization under our coupon programs. Total net revenues consisted of 50% from generic product sales and 50% from branded product sales. See additional discussion of gross to net allowances discussed above under the heading Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments, and Medicaid Rebates.

Cost of Product Sales. Cost of sales was approximately $9,572,000, or 29.3% of gross product sales and manufacturing revenue, and $7,760,000, or 34.5% of gross product sales and manufacturing revenue for the three months ended September 30, 2013 and 2012, respectively, an increase of approximately $1,812,000, or 23.4%. Approximately $412,000 of the expense in the current period is from the increased basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions that was recognized for products sold during the three months ended September 30, 2013. The remaining increase in basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions is approximately $3,951,000, and will be amortized on a pro-rata basis as the acquired inventory is sold and included in cost of sales in future periods. The reserve for unsalable products included in the cost of sales was approximately $306,000 in the three months ended September 30, 2013, compared to approximately $248,000 in the three months ended September 30, 2012. Cost of sales, exclusive of the cost associated with the increase in inventory basis and the reserve for unsalable products was approximately $8,853,000, or 27.1% of gross product sales, which was a decrease of 6.4 % from the prior year of 33.4%, due to more sales of lower priced products and also the in-house manufacturing of certain of our products, offset by a higher percentage of sales of products that are subject to profit sharing arrangements.

Collaboration and royalty expense included in cost of sales was approximately $2,024,000 and $1,058,000 for the three months ended September 30, 2013 and 2012, respectively. This increase of approximately $967,000 was primarily due to profit sharing arrangements on several of the Cypress products and Silenor.

Gross Margin.  Gross profit margin on the net sales of our products was 49.9% (excluding the increase in the cost of sales attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing) and 57.2% for the three months ended September 30, 2013 and 2012, respectively, a decrease of 7.3%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $11,740,000 and $9,837,000 for the three months ended September 30, 2013 and 2012, respectively, an increase of approximately $1,902,000, or 19.3%.

Overall compensation expense represented approximately $6,361,000, or 54.2%, and $4,752,000, or 48.3%, of total selling, general and administrative expenses for the three months ended September 30, 2013 and 2012, respectively.  The increase of approximately $1,607,000 in overall compensation expense is primarily due to the addition of Cypress employees effective January 1, 2013, offset by decreases resulting from the reorganization of the consolidated company and the elimination and consolidation of certain management level and staff positions.

Other selling, general and administrative expenses were approximately $5,379,000 and $5,085,000 for the three months ended September 30, 2013 and 2012, respectively, an increase of approximately $294,000.  This increase was primarily due to the incremental increase of the facility operating expenses from the acquisitions of Cypress and Somaxon subsequent to September 30, 2012 offset by certain synergistic savings in the operations of the consolidated business.   In addition, during the three months ended September 30, 2013, we incurred deal expenses of approximately $576,000 related to the sale of certain Cypress assets in September 2013.

Research and Development Expense (R&D).Research and development expenses were approximately $633,000 and $333,000 for the three months ended September 30, 2013 and 2012, respectively. The increase of approximately $300,000 was primarily due to expenses incurred related to the in-process research and development, including the compensation of the individuals in the R&D department, acquired in connection with the acquisition of Cypress and furthering the development of a late-stage pediatric product.

Depreciation and Amortization Expense.  Depreciation expenses were approximately $181,000 and $112,000 for the three months ended September 30, 2013 and 2012, respectively.  The increase of approximately $70,000 was due to the addition of the addition of Cypress fixed assets on December 31, 2012 and the addition of Somaxon fixed assets in March 2013 and other routine furniture and computer equipment additions during the year.

Amortization expense was approximately $2,491,000 and $774,000 for the three months ended September 30, 2013 and 2012. The increase in amortization expense of approximately $1,717,000, or 221.6%, is due to the addition of intangible assets in the acquisitions of Cypress and Somaxon. For further discussion, see Note 9, Intangible Assets and Goodwill, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012.

Interest Expense, net. Interest income was approximately $29,000 and $20,000 for the three months ended September 30, 2013 and 2012, respectively.  Interest expense was approximately $812,000 and $12,000 for the three months ended September 30, 2013 and 2012, respectively.  The increase in interest expense of approximately $800,000 was primarily due to the credit facility with MidCap Funding V, LLC, effective December 31, 2012 as amended and restated on May 8, 2013. For further discussion, see Note 12, Debt, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012.

Comparison of the Nine months ended September 30, 2013 and 2012

Net Revenues.   Net revenues were approximately $60,946,000 and $43,116,000 for the nine months ended September 30, 2013 and 2012, respectively, an increase of approximately $17,830,000, or 41.4%. The Cypress and Hawthorn product portfolio, acquired on December 31, 2012, contributed approximately $26,886,000 in net revenues and the Somaxon product, acquired on March 6, 2013, contributed approximately $3,691,000 in net revenues. These increases were offset by a decrease in the net revenues of our legacy portfolio (pre-acquisition portfolio) of products of approximately $12,747,000. This decrease was due in part to (i) the discontinuation of the sale of certain generic products due to patent litigation settlement, (ii) the recall of certain cough and cold products, and (iii) the timing of CEDAX purchases by our wholesale customers this period compared to the same period in the prior year.  Gross to net deductions as a percent of gross revenue have increased by approximately 13% primarily due to rebates under managed care contracts as well as coupon programs initiated on more of our products and increased utilization under our coupon programs. Total net revenues during the nine months ended September 30, 2013 consisted of 51% from generic product sales and 49% from branded product sales compared to 63% brand and 37% generic during the nine months ended September 30, 2012.

Cost of Product Sales.  Cost of product sales was approximately $33,812,000, or 31.2% of gross product sales, and $15,861,000, or 26.6% of gross product sales, for the nine months ended September 30, 2013 and 2012, respectively, an increase of approximately $17,950,000, or 113.2%. Approximately $5,123,000 of this amount is from the increased basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions that was recognized for products sold during the nine months ended September 30, 2013. As previously noted above, the remaining increase in basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions is approximately $3,951,000, and will be amortized on a pro-rata basis as the acquired inventory is sold and included in cost of sales in future periods. The reserve for unsalable products, included in cost of product sales, was approximately $1,934,000 in the nine months ended in September 30, 2013 compared to approximately $345,000 in the nine months ended September 30, 2012.  Cost of sales, exclusive of the cost associated with the increase in inventory basis and reserve for unsalable products, was approximately $26,755,000, or 24.7% of gross product sales, similar to the prior year period which was 26.0%.  As noted above, this decrease is due to more sales of lower priced products and also the in-house manufacturing of certain of our products, offset by a higher percentage of sales of products that are subject to profit sharing arrangements.

Collaboration and royalty expense included in cost of sales was approximately $5,113,000 and $2,973,000, for the nine months ended September 30, 2013 and 2012, respectively, an increase of approximately $2,140,000. The increase in the collaboration expense was primarily due to profit sharing arrangements on several Cypress products and Silenor.

Gross Margin. Gross profit margin on the net sales of our products was 52.9% (excluding the increase in the cost of sales attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing) and 63.2% for the nine months ended September 30, 2013 and 2012, respectively, a decrease of approximately 10.3%.

Selling, General and Administrative Expense (SG&A).  Selling, general and administrative expenses were approximately $38,960,000 and $24,302,000 for the nine months ended September 30, 2013 and 2012, respectively, an increase of approximately $14,658,000, or 60.3%.

Overall compensation expense represented approximately $19,308,000, or 49.6%, and $11,423,000, or 47.0%, of total selling, general and administrative expenses for the nine months ended September 30, 2013 and 2012, respectively.  The increase of approximately $7,885,000 in overall compensation expense is primarily due to the addition of Cypress employees effective January 1, 2013, and the addition of Pernix Manufacturing employees in July 2012 offset by decreases resulting from the reorganization of the consolidated company and the elimination and consolidation of certain management level and staff positions.

Other selling, general and administrative expenses were approximately $19,653,000 and $12,880,000 for the nine months ended September 30, 2013 and 2012, respectively, an increase of approximately $6,773,000.  This increase was primarily due to the incremental increase of the SG&A expenses from the acquisitions of Cypress, Somaxon and the manufacturing facility subsequent to September 30, 2012.  In addition, during the nine months ended September 30, 2013, Pernix incurred increases in (i) deal expenses of approximately $1,100,000 related to these acquisitions and to the sale of certain Cypress assets in September 2013, (ii) approximately $694,000 in the increase of other SG&A expenses of our OTC division, and (iii) approximately $1,184,000 in an increase in legal expenses related to certain litigation that has now been settled.

Research and Development Expenses (R&D). R&D expenses were approximately $3,633,000 and $512,000 for the nine months ended September 30, 2013 and 2012, respectively. The increase of $3,121,000 was primarily due to expenses incurred related to the in-process research and development, including the compensation of the individuals in the R&D department, acquired in connection with the acquisition of Cypress and furthering the development of a late-stage pediatric product.

Loss from the Operations of the Joint Venture. The loss from the operations of our former joint venture with SEEK was approximately $0 and $240,000 for the nine months ended September 30, 2013 and 2012, respectively,

Depreciation and Amortization Expense. Depreciation expense was approximately $488,000 and $163,000 for the nine months ended September 30, 2013 and 2012, respectively. The increase of approximately $325,000 was due to the addition of the manufacturing fixed assets acquired in July 2012 and the addition of Cypress fixed assets on December 31, 2012 and other routine furniture and computer equipment additions during the year.

Amortization expense was approximately $6,979,000 and $2,157,000 for the nine months ended September 30, 2013 and 2012, respectively. The increase in amortization expense of approximately $4,821,000 is due to the addition of intangible assets in the acquisitions of Cypress, Somaxon and our manufacturing facility, along with other licenses acquired in 2012 (including the license for OMECLAMOX-PAK®). For further discussion, see Note 9, Intangible Assets and Goodwill, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012.

Interest Expense, net. Interest income was approximately $47,000 and $56,000 for the nine months ended September 30, 2013 and 2012, respectively. Interest expense was approximately $3,539,000 and $116,000 for the nine months ended September 30, 2013 and 2012, respectively. The increase in interest expense of approximately $3,423,000 was primarily due to the interest and related financing costs from the restated credit agreement with MidCap Financial, LLC. For further discussion, see Note 12, Debt, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012.

Liquidity and Capital Resources

Sources of Liquidity

Pernix’s net loss was approximately ($6,049,000) and ($270,000) for the three months ended September 30, 2013 and 2012 and ($20,065,000) and ($11,000) for the nine months ended September 30, 2013 and 2012, respectively.

Pernix requires cash to meet its operating expenses and for research and development, capital expenditures, acquisitions, and in-licenses of rights to products. To date, Pernix has funded its operations primarily from product sales, co-promotion agreement revenues, proceeds from equity offerings and debt facilities.

As described in Note 1, Company Overview, and Note 5, Disposition of Certain Cypress Assets, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012, on August 5, 2013, we entered into an agreement to sell certain generic assets and ANDAs owned by our subsidiary, Cypress, to Breckenridge Pharmaceutical, Inc. for $30 million. Under the terms of the agreement, Breckenridge paid us $20 million in an upfront payment and $9.7 million of which is to be paid in two equal payments over the next two years. The assets include seven previously marketed products, eight Abbreviated New Drug Applications (ANDAs) filed at the FDA, and certain other ANDAs in various stages of development and the transfer of $1.0 million in inventory.

As described in Note 12, Debt, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012, we entered into a $42 million credit facility on December 31, 2012 with Midcap Funding V, LLC, as administrative agent, as a lender and as co-bookrunner and sole lead arranger, Business Development Corporation of America, as co-bookrunner, and additional lenders from time to time party thereto, or the Original Credit Agreement. We utilized the proceeds from this credit facility in the acquisition of Cypress.

On May 7, 2013, we, together with our subsidiaries, entered into the Amended and Restated Credit Agreement or the Restated Credit Agreement with MidCap Financial, LLC, as Administrative Agent and as a lender, and additional lenders from time to time party thereto. The Restated Credit Agreement amends and restates in its entirety the Original Credit Agreement.

The Restated Credit Agreement provides for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with the entry into the Restated Credit Agreement, we prepaid approximately $12 million of the term loan that had been previously outstanding under the Original Credit Agreement. Under the Restated Credit Agreement, our borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the Restated Credit Agreement provided for an advance of up to $3 million in excess of our borrowing base until June 8, 2013, at which time all excess amounts were repaid. Pursuant to the terms of the Restated Credit Agreement, the closing of the sale of the Cypress assets (see Note 1) triggered a requirement by us to repay the term loan included in the Credit Agreement. At the closing, we paid approximately $7.7 million from the sale proceeds to MidCap in fulfillment of this requirement, and as a result, the term loan has been repaid in full. As of November 8, 2013, the outstanding balance under the revolver was $15.5 million.

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

The loans under this facility bear interest at a rate equal to the sum of the LIBOR rate (with a floor of 1.5%) plus an applicable margin of 7.50% per annum. Pursuant to the Restated Credit Agreement, the Company paid certain customary fees to the administrative agent and lenders.

Under the Restated Credit Agreement, the revolving loan will be paid based on our cash receipts, with all principal due and payable on May 7, 2016. In addition, we are able to voluntarily prepay outstanding amounts under the revolving loan commitment at any time, subject to certain prepayment penalties.

The obligations under the Restated Credit Agreement are secured by a first priority perfected security interest in substantially all of our assets, subject to certain permitted liens.

Pernix has an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. However, the rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, because the aggregate market value of our common stock held by non-affiliates or our public float is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 is limited to an aggregate of one-third of our public float.

Cash Flows

The following table provides information regarding Pernix’s cash flows for the nine months ended September 30, 2013 and 2012:

	Nine months ended
	September 30,
	(rounded)
	2013	2012
Cash (used in) provided by
Operating activities	$(9,427,000)	$674,000
Investing activities	23,400,000	(13,189,000)
Financing activities	(27,305,000)	15,001,000
Net (decrease) increase in cash and cash equivalents	$(13,332,000)	$2,486,000

Net Cash from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013 was approximately $9,427,000. Net cash used in operating activities for the nine months ended September 30, 2013 reflects Pernix’s net loss of approximately $20,065,000, adjusted by non-cash expenses totaling approximately $12,209,000 offset by a non-cash deferred income tax benefit of approximately $10,230,000 and approximately $8,659,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities. Non-cash expenses included amortization of approximately $6,979,000, depreciation of approximately $488,000, amortization of deferred financing costs of approximately $1,120,000, stock compensation expense of approximately $1,516,000, stock option expense for options issued to ParaPRO of approximately $426,000, a change in the fair value of the put right of approximately $6,117,000 and a loss on the sale of assets of approximately $1,000, offset by interest accretion of notes receivable of approximately $28,000, a gain on the sale of the TherapeuticsMD stock of approximately $3,605,000 and a change in the fair value of the contingent consideration of approximately $805,000.

Net cash provided by operating activities for the nine months ended September 30, 2012 was approximately $674,000.  Net cash from operating activities for the nine months ended September 30, 2012 reflects Pernix’s net loss of approximately $11,000, adjusted by non-cash expenses totaling approximately $5,003,000 partially offset by a non-cash deferred income tax benefit of approximately $517,000 and approximately $3,820,000 in net changes in accounts receivable, inventories, accrued expenses and other operating assets and liabilities. Non-cash expenses included amortization of approximately $2,158,000, depreciation of approximately $163,000, stock compensation expense of approximately $1,902,000, stock option expense for options issued to ParaPRO of approximately $540,000 and expenses from our joint venture with SEEK of approximately $240,000.

Accounts receivable at September 30, 2013, decreased approximately $14,507,000 from December 31, 2012 primarily attributable to the seasonal decrease in sales when comparing December to September. Inventories decreased approximately $4,903,000 due in part to the sale of certain Cypress products in September 2013 and the transfer of this inventory to the purchaser in addition to lower inventory values attributed to seasonality as inventory levels are higher during the fourth and first quarter of each year. Prepaid expenses and other assets increased approximately $2,969,000 due to the prepayment of certain FDA fees that are amortized on an annual basis starting October 1. Accounts payable increased approximately $100,000 due to the timing of payment of routine operating expenses. Accrued allowances and expenses decreased approximately $8,995,000 primarily due to the timing of the payment of accrued allowances and accrued expenses assumed in the acquisition of Cypress and the payment of accrued allowances such as government program rebates, returns credits taken and other price adjustments during the nine months ended September 30, 2013.

Net Cash from Investing Activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2013 and 2012 was approximately $23,400,000 and ($13,189,000), respectively. The cash provided by investing activities for the nine months ended September 30, 2013 consisted of approximately $4,605,000 in proceeds from the sale of TherapeuticsMD stock, approximately $27,000 in proceeds from the sale of certain equipment, offset by approximately $310,000 paid to former owners of Cypress under a reimbursement obligation related to Cypress cash balances at closing and approximately $510,000 in office furniture and equipment purchases and $19,588,000 in proceeds from the sale of certain Cypress assets (see Notes 1 and 5 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012). The cash used in investing activities for the nine months ended September 30, 2012 consisted of $2,400,000 to acquire the license for Omeclamox-Pak®, approximately $4,667,000 to acquire GSL, $5,000,000 to acquire the license from SEEK for the non-codeine antitussive drug in development, , the acquisition of other product licenses for $850,000 and purchases of software, furniture and equipment of approximately $280,000 offset by proceeds from the sale of computer equipment of approximately $8,000.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2013 was approximately $27,305,000 compared to net cash provided by financing activities for the nine months ended September 30, 2012 of approximately $15,001,000. The cash used in financing activities for the nine months ended September 30, 2013 consisted of approximately (i) $11,972,000 in prepayments of the term loan that had previously been outstanding under the Original Credit Agreement, (ii) an additional $525,000 in principal payments on the term loan that had previously been outstanding under the Original Credit Agreement, (iii) $10,000,000 in principal payments on the new term loan, (iv) $5,761,000 in net payments on the new revolving credit facility, (v) $1,700,000 in payments on contracts payable, (vi) $120,000 in payments under our mortgage and certain capital leases, (vii) $84,000 of tax benefits on stock-based awards and (v) $209,000 in payments of an employees’ income tax liability from the vesting of restricted stock, offset by $2,880,837 in cash on-hand at Somaxon on the day of closing, and $184,000 in net proceeds from the issuance of stock to employees.

Net cash from investing activities for the nine months ended September 30, 2012 was approximately $15,001,000 and consisted of approximately (i) $23,751,000 in net proceeds from our controlled equity offering, (ii) a $148,000 tax benefit on stock-based awards, (iii) $173,000 in net proceeds from the issuance of stock to employees and/or board members, offset by approximately (iv) $6,000,000 in payments on our line of credit, (v) $2,990,000 in payments on contracts and $81,000 on the GSL mortgage and capital lease obligations.

Funding Requirements

As of November 8, 2013, we had approximately $14.3 million of cash and cash equivalents and $4.5 million of potential availability under our revolving line of credit. We believe that our existing cash and cash equivalents and available credit and revenue from product sales will be sufficient to enable us to fund our existing level of operating expense, certain planned development activities and general capital expenditure requirements through the first quarter of 2014 based on our additional opportunities to recognize synergistic savings from our acquisitions, our ability to pace our research and development spend as available capital permits and the potential to sell non-core assets.    Pernix’s future capital requirements will depend on many factors, including:

●	our ability to successfully complete the integration of the operations of Cypress and Somaxon;

●	the level of product sales from our currently marketed products and any additional products that we may market in the future;

●	our ability to successfully offset or reduce the contingent payments and put right related obligations to the former Cypress stockholders through the indemnity claims process or otherwise;

●	the extent to which we acquire or invest in products, businesses and technologies;

●	the scope, progress, results and costs of clinical development activities for our product candidates;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the number of, and development requirements for, additional product candidates that we pursue;

●	the costs of commercialization activities, including product marketing, sales and distribution;

●	the extent to which we choose to establish additional collaboration, co-promotion, distribution or other similar arrangements for our products and product candidates; and

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

In addition, we face the potential for significant cash outflows in the near term based on the contingent consideration and put rights related to our acquisition of Cypress.  We have initiated the indemnity claim process with the Cypress selling stockholders to obtain financial relief under the original securities purchase agreement, which relief may offset or reduce the amounts of contingent liabilities we face relating to the Cypress acquisition. We believe that our claims are well-supported. In the event that we are unsuccessful in obtaining a satisfactory outcome with respect to such claims, including any future related litigation that may be undertaken, we may be unable to meet certain contingent obligations relating to this matter and our liquidity may be impaired.

With respect to our operating obligations that are not related to the Cypress acquisition, we intend to rely upon our cash on hand and accounts receivable generated through sales of our products (including those generated during the cold and flu season, when sales of our cough and cold products have historically trended upward), as well as potential continued cost reductions in its business.

We intend to obtain any additional funding we require through public or private equity or debt financings, strategic relationships, including the divestiture of non-core assets, assigning receivables, milestone payments or royalty rights, or other arrangements and we cannot assure such funding will be available on reasonable terms, or at all. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.  Any exploration of strategic alternatives may not result in an agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms. The inability to enter into a strategic transaction, or a strategic transaction that is not successful or on attractive terms, could accelerate our need for cash and make securing funding on reasonable terms more difficult. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

We have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. However, the rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, because our public float is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 is limited to an aggregate of one-third of our public float.

If our efforts in raising additional funds when needed are unsuccessful, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to our products or renegotiate less favorable terms with respect to such rights than we would otherwise choose or cease operating as a going concern. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we were successful in defending against these potential claims, litigation could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investments.

Off-Balance Sheet Arrangements

Since its inception, Pernix has not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Pernix does not believe that inflation has had a significant impact on its revenues or results of operations since inception.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. Further, obligations under employment agreements contingent upon continued employment are not included in the table below. The following table summarizes our contractual obligations as of September 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases (1)	$705	$638	$67	$—	$—
Capital leases (2)	4	4	—	—	—
Professional services agreements (3)	1,594	1,359	235	—	—
Supply agreements and purchase obligations (4)	1,010	1,010	—	—	—
Long-term debt obligations (5)	1,919	228	456	456	779
Settlement obligations (6)	3,575	825	1,500	1,000	250

Total contractual obligations	$8,807	$4,064	$2,258	$1,456	$1,029

(1)	Operating leases include minimum payments under leases for our facilities and certain equipment.

(2)	Capital leases include minimum payments under leases for certain manufacturing equipment at Pernix Manufacturing.

(3)	Professional service agreements include agreements with a specific term for consulting, information technology, telecom and software support, data and sales reporting tools and services.

(4)
Supply agreements and purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services. The contractual obligations table set forth above does not reflect certain minimum sales requirements related to our co-promotion agreements. Our failure to satisfy minimum sales requirements under our co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights. In addition to minimum sales requirements under our co-promotion agreements, the table above does not include commitments under open purchase orders for inventory that can be cancelled without penalty, which are approximately $6.5 million.

(5)	The long-term debt obligations represent the mortgage on certain real estate assumed in the acquisition of Pernix Manufacturing.

(6)	Settlement obligations represent remaining payments due under settlement agreements.

See Notes 12, Debt, and 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012, for additional information.

In addition to the material contractual cash obligations included the chart above, we have committed to make potential future milestone payments to third parties as part of licensing, distribution, acquisition and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. Because the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on our consolidated balance sheets and have not been included in the table above. See Notes 4, Business Combinations and Other Acquisitions, and 9, Intangible Assets and Goodwill, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012 for additional information.

Approximately $10.7 million in contingent consideration in connection with the acquisition of Cypress on December 31, 2012 which is subject to certain terms and conditions is not reflected in the table above.  Further, See Note 6, Derivative Instruments, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012, for information related to the put right issued to Cypress’ former shareholders in connection with the acquisition of Cypress on December 31, 2012.  The put right, which expires in January 31, 2014, is exercisable during the thirty-day period immediately following the one-year anniversary date of the business acquisition, which if exercised would enable them to sell any of the shares they still hold (3,565,692 as of September 30, 2013) from the underlying 4,427,084 shares of the Company’s common stock they received as part of the purchase consideration, back to us at a price of $5.38 per share,  This potential obligation is not included in the table above.  We have initiated the indemnity claim process with Cypress’ former shareholders to obtain financial relief under the original securities purchase agreement, which relief may offset or reduce the amounts of contingent liabilities we face relating to the Cypress acquisition. We believe that our claims are well-supported. In the event that we are unsuccessful in obtaining a satisfactory outcome with respect to such claims, including any future related litigation that may be undertaken, we may be unable to meet certain contingent obligations relating to this matter and our liquidity may be impaired.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued a clarification regarding the presentation of an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Under this new standard, the liability related to an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset if available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, the unrecognized tax benefit should be presented in the financial statements as a separate liability. The assessment is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date. The provisions of the new standard are effective on a prospective basis beginning in 2014 for annual and interim reporting periods. Early 407adoption is permitted. While we are still determining the impact of this standard on the presentation of both our deferred tax assets and income taxes payable, implementation of the standard will have no impact on our consolidated statements of operations.

There have been no other recent accounting pronouncements that have not yet been adopted by us that are expected to have a material impact on our condensed consolidated financial statements from the accounting pronouncements previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Agreement with MidCap Funding

On May 8, 2013, we, together with our subsidiaries, entered into the Amended and Restated Credit Agreement or the Restated Credit Agreement, with MidCap Financial, LLC, as Administrative Agent and as a lender, and additional lenders from time to time party thereto. The Restated Credit Agreement amends and restates in its entirety the Original Credit Agreement.

The Restated Credit Agreement provides for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with the entry into the Restated Credit Agreement, we prepaid approximately $12 million of the term loan that had been previously outstanding under the Original Credit Agreement. Under the Restated Credit Agreement, our borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. The revolving loan will be paid based on the Company’s cash receipts. In addition, we are able to voluntarily prepay outstanding amounts under the revolving loan commitment at any time, subject to certain prepayment penalties.

The loans under this facility bear interest at a rate equal to the sum of the LIBOR rate (with a floor of 1.5%) plus an applicable margin of 7.50% per annum (9.0% on September 30, 2013). To calculate the potential impact related to interest rate risk, we performed a sensitivity analysis at September 30, 2013 based on the maximum available under the revolver under the Restated Credit Agreement of approximately $20.0 million. A 10% increase in our LIBOR floor would result in additional interest expense of approximately $1,434,000, net of tax.

See Note 12, Debt, and Note 18, Subsequent Events, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012 for further discussion.

Put Right

In consideration for our acquisition of all of the outstanding share capital of Cypress Pharmaceuticals, Inc. on December 31, 2012, we paid $52 million in cash, issued 4,427,084 shares of common stock having an aggregate market value equal to approximately $34.3 million (based on the closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012), and agreed to pay up to $6.5 million in holdback and contingent payments, $4.5 million to be deposited in escrow on December 15, 2013 and $5.0 million in shares of our common stock upon the occurrence of a milestone event, for an aggregate purchase price of up to $102.3 million. We also granted a put right to the sellers pursuant to which the sellers may put the shares issued at the closing of the acquisition to us at approximately $5.38 per share, representing 70% of the volume weighted average trading price of our common stock for the 30 trading days prior to November 13, 2012, with such put right being exercisable from January 1, 2014 to January 31, 2014. The fair value of the put right was $9.5 million as of September 30, 2013, calculated using a Black-Scholes valuation model with assumptions for the following variables: term, closing Pernix stock price on September 30, 2013, risk-free interest rates and expected volatility (with the volatility factor being the input subject to the most variation). We are exposed to market risk in regards to the rate and magnitude of change of our stock price and corresponding variations to the volatility factor used in the Black-Scholes valuation model. We evaluated this risk by estimating the potential adverse impact of a 10% increase in the volatility factor and determined that such a change in the volatility factor would have resulted in an approximate $16,000 increase to the put right liability and a corresponding reduction to pre-tax income (loss) for the three and nine months ended September 30, 2013.

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

As of September 30, 2013, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of September 30, 2013, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See Legal Matters under Note 17 to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 except as detailed below:

We may not be able to continue to grow through acquisitions.

We have sought growth largely through acquisitions, including the acquisitions of Macoven in 2010, GSL and Cypress in 2012 and Somaxon in 2013.  Effective December 31, 2012, we entered into a term loan credit facility in connection with our acquisition of Cypress consisting of a term loan and a revolving loan commitment.  This credit facility was amended and restated in May 2013.  Pursuant to the terms of the amended and restated credit agreement, the closing of our sale of assets to Breckinridge triggered a requirement by us to repay the term loan.  At the closing, we paid approximately $7.7 million to the lender in fulfillment of this requirement, and as a result, the term loan has been repaid in full.  However, the credit agreement includes restrictive covenants for a secured credit facility, which include, among other things, restrictions on the incurrence of indebtedness, as well as certain consolidations, acquisitions, mergers, purchases or sales of assets and capital expenditures, subject to certain exceptions and permissions limited in scope and dollar value. In addition to these restrictive covenants our credit facility contains financial covenants that are significantly more onerous than those contained in our prior credit facility.  For additional information, see Note 12, Debt, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012.

In the future, we may pursue growth opportunities through acquisitions that are not directly similar to those currently operated by us. We cannot assure you that acquisitions will be available on terms attractive to us. Moreover, we cannot assure you that such acquisitions will be permissible under our existing term loan credit facility or that we will be able to arrange financing on terms acceptable to us or to obtain timely federal and state governmental approvals on terms acceptable to us, or at all.

If the former stockholders of Cypress exercise their put rights, our business and financial condition may be materially adversely affected.

On December 31, 2012, we completed the acquisition of Cypress Pharmaceuticals, Inc., a generic pharmaceutical company, and its subsidiary Hawthorn Pharmaceuticals, Inc., a branded pharmaceutical company, both of which were privately owned companies, collectively referred to herein as Cypress. We paid $52 million in cash, issued 4,427,084 shares of our common stock having an aggregate market value equal to approximately $34.3 million based on the closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012, and agreed to pay up to $6.5 million in holdback and contingent payments, $4.5 million to be deposited in escrow on December 15, 2013 and $5.0 million in shares of our common stock upon the occurrence of a milestone event, for an aggregate purchase price of up to $102.3 million. We also granted a put right to the sellers pursuant to which the sellers may put the shares issued at the closing of the acquisition to us at approximately $5.38 per share, representing 70% of the volume weighted average trading price of our common stock for the 30 trading days prior to November 13, 2012, with such put right being exercisable from January 1, 2014 to January 31, 2014. As of November 8, 2013, the closing price of our common stock as reported on Nasdaq was $2.81.

We currently do not have sufficient cash available to repurchase the shares in the event that the put rights are exercised and we acknowledge validity.  Currently, there are 3,565,692 shares subject to this put right.  We have initiated the indemnity claim process with the Cypress selling stockholders to obtain financial relief under the original securities purchase agreement, which relief may offset or reduce the amounts of contingent liabilities we face relating to the Cypress acquisition. We believe that our claims are well-supported. In the event that we are unsuccessful in obtaining a satisfactory outcome with respect to such claims, including any future related litigation that may be undertaken, we may be unable to meet certain contingent obligations relating to this matter and our liquidity may be impaired.

In the event the put rights are exercised with respect to some or all of the stock issued to the former holders of Cypress and we lack the necessary capital to repurchase these shares and to thereafter meet future capital requirements and operating expenses, we may seek to raise additional capital through public or private equity or debt financings, strategic relationships, including the divestiture of non-core assets, assigning receivables, milestone payments or royalty rights, or other arrangements and we cannot assure such funding will be available on reasonable terms, or at all. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Any exploration of strategic alternatives may not result in an agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms. The inability to enter into a strategic transaction, or a strategic transaction that is not successful or on attractive terms, could accelerate our need for cash and make securing funding on reasonable terms more difficult. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. The exercise of any of these put rights may have a material adverse effect on our business and financial condition, including our liquidity and capital resources.

Our business operations and financial position could be adversely affected as a result of the debt incurred in connection with our acquisition of Cypress and any future borrowings.

Effective December 31, 2012, we entered into a $42 million term credit facility with MidCap Funding V, LLC, as administrative agent, as a lender and as co-bookrunner and sole lead arranger, Business Development Corporation of America, as co-bookrunner, and additional lenders from time to time party thereto. The proceeds of this loan were used to fund a portion of the purchase price for our acquisition of Cypress on December 31, 2012.

On May 8, 2013, we entered into an amended and restated credit facility with our lenders. The restated credit agreement provides for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with our entry into the restated credit agreement, we prepaid approximately $12 million of the term loan that had been previously outstanding under the original credit agreement. Under the restated credit agreement, our borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the restated credit agreement provided for an advance of up to $3 million in excess of our borrowing base until June 8, 2013, at which time we repaid the $3 million excess amount.

Under the restated credit agreement, we are required to make monthly repayments on the term loan beginning on November 7, 2013 and ending on May 8, 2016, when all remaining principal is due and payable. The revolving loan will be paid based on our cash receipts. In addition, we are able to voluntarily prepay outstanding amounts under the revolving loan commitment at any time, subject to certain prepayment penalties. Pursuant to the terms of the restated credit agreement, the closing of our sale of assets to Breckinridge triggered a requirement by us to repay the term loan. At the closing, we paid approximately $7.7 million to the lender in fulfillment of this requirement, and as a result, the term loan has been repaid in full. As of September 30, 2013, the outstanding balance under our revolving loan commitment was $13.7 million.

Unlike the original credit agreement, the restated credit agreement does not include covenants limiting capital expenditures or requiring us to maintain a fixed charge coverage ratio and leverage ratio, but rather contains covenants requiring us to maintain a minimum amount of EBITDA and net invoiced revenues. For additional information on the financial and other restrictive covenants required by our restated credit facility, see Note 12, Debt, to our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012.

As a result of our entry into our restated credit facility, we have leveraged significant amount of debt. This could have material adverse consequences for us, including (i) limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses, (ii) hindering our ability to adjust to changing market, industry or economic conditions, (iii) limiting our ability to access the capital markets to fund acquisitions, (iv) raising our borrowing costs, (v) making us more vulnerable to economic or industry downturns, including interest rate increases and (vi) placing us at a competitive disadvantage compared to less-leveraged competitors. In addition, an event of default under our restated credit agreement could result in all or a portion of our outstanding debt thereunder to become immediately due and payable. If this occurs, we might not be able to obtain waivers or secure alternative financing to satisfy all of our obligations simultaneously, which may force us to seek bankruptcy protection.

As of November 8, 2013, we believe that our existing cash and cash from operations will be sufficient to continue to fund our existing level of operating expense, certain planned development activities and general capital expenditure requirements through the first quarter of 2014 based on our additional opportunities to recognize synergistic savings from our acquisitions, our ability to pace our research and development spend as available capital permits and the potential to sell non-core assets. In the event our capital resources are otherwise insufficient to meet future capital requirements and operating expenses, we may seek to finance our cash needs through public or private equity or debt financings, strategic relationships, including the divestiture of non-core assets, assigning receivables, milestone payments or royalty rights, or other arrangements. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of its attention away from our day-to-day activities, which may adversely affect our management’s ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

●	Significantly delay, scale back or discontinue the development or commercialization of our products and product candidates;
●
Seek collaborators for one or more of our current or future products or product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

●	Relinquish or license on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves.

Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be permissible under our restated credit agreement or otherwise available on acceptable terms, if at all. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Any exploration of strategic alternatives may not result in an agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms. The inability to enter into a strategic transaction, or a strategic transaction that is not successful or on attractive terms, could accelerate our need for cash and make securing funding on reasonable terms more difficult. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law and includes a number of significant changes to U.S. patent law. These include changes in the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office is currently developing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the cost of prosecuting our patent applications, our ability to obtain patents based on our patent applications and our ability to enforce or defend our issued patents. An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or, if established, maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

If we fail to attract and retain key personnel, we may be unable to successfully develop or commercialize our products.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified managerial personnel. We are highly dependent upon our executive management team, particularly Michael C. Pearce, our Chairman, President and Chief Executive Officer, and Cooper C. Collins, our Chief Strategic Officer. The loss of the services of any one or more of the members of our executive management team or other key personnel could delay or prevent the successful completion of some of our development and commercialization objectives.

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

If we are unable to attract, hire and retain qualified sales and management personnel and successfully manage our sales and marketing programs and resources, or if our commercial partners do not adequately perform, the commercial opportunity for our products may be diminished.

As of November 8, 2013, our sales force consisted of approximately 102 full-time sales representatives.  In addition, in October 2013 we entered into a co-promotion agreement with Cumberland Pharmaceuticals, Inc., or Cumberland, under which Cumberland will promote Omeclamox-Pak to gastroenterologists across the United States through its field sales force.

We, Cumberland and any other commercialization partner we engage may not be able to attract, hire, train and retain qualified sales and sales management personnel in the future. If we or they are not successful in maintaining an effective number of qualified sales personnel, our ability to effectively market and promote our products may be impaired. Even if we are able to effectively maintain such sales personnel, their efforts may not be successful in commercializing our products.

In addition, a significant portion of revenues we receive from sales of products that are the subject to commercial partnerships will largely depend upon the efforts our partners, including Cumberland.  The efforts of our partners in many instances are likely to be outside our control. If we are unable to maintain our commercial partnerships or to effectively establish alternative arrangements for our products, our business could be adversely affected. In addition, despite our arrangements with Cumberland and our other partners, we still may not be able to cover all of the prescribing physicians for our products at the same level of reach and frequency as our competitors, and we ultimately may need to further expand our selling efforts in order to effectively compete.

The efforts of our sales force and partners are complemented by on-line and other non-personal promotional initiatives that target both physicians and patients. We are also focused on ensuring broad patient access to our products by negotiating agreements with leading commercial managed care organizations and with government payors. Although our goal is to achieve sales through the efficient execution of our sales and marketing plans and programs, we may not be able to effectively generate prescriptions and achieve broad market acceptance for our products on a timely basis, or at all.

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

On September 10, 2012, plaintiffs, Merck & Cie, South Alabama Medical Science Foundation and Pamlab, L.L.C., filed a complaint with the ITC under Section 337 of the Tariff Act of 1930, as amended, against Macoven for infringement of U.S. Patent Nos. 5,997,915, 6,673,381, 7,172,778 and 6,011,040 based on Macoven’s commercialization of the following products: Vitaciric-B; ALZ-NAC; and L-methylfolate calcium. The ITC initiated an investigation on October 10, 2012. Macoven filed a response, denying liability for patent infringement and asserting patent invalidity as a defense.  Macoven entered into a settlement agreement with the plaintiffs on May 23, 2013, and as a result, the administrative law judge granted the plaintiffs’ and Macoven’s joint motion to terminate this case on June 11, 2013.  On July 12, 2013, the ITC determined to not review the termination.  Pursuant to the settlement agreement, Macoven has agreed, among other things, to no longer market and sell the disputed products.

If any relevant claims of third-party patents that we are alleged to infringe are upheld as valid and enforceable in any litigation or administrative proceeding, we or our potential future collaborators could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign our products, and could be liable for monetary damages. There can be no assurance that such licenses would be available or, if available, would be available on acceptable terms or that we would be successful in any attempt to redesign our products. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us or our future collaborators from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition and results of operations.

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

We make significant investments in our currently-marketed products for sales, marketing, and distribution. We have used, and expect to continue to use, revenue from sales of our marketed products to fund acquisitions, for development costs and to establish and expand our sales and marketing infrastructure. We have incurred losses from operations and negative operating cash flows since our inception, and we expect to continue to incur substantial losses for the foreseeable future.

In addition, we face the potential for significant cash outflows in the near term based on the contingent consideration and put rights related to our acquisition of Cypress. We have initiated the indemnity claim process with the Cypress selling stockholders to obtain financial relief under the original securities purchase agreement, which relief may offset or reduce the amounts of contingent liabilities we face relating to the Cypress acquisition. We believe that our claims are well-supported. In the event that we are unsuccessful in obtaining a satisfactory outcome with respect to such claims, including any future related litigation that may be undertaken, we may be unable to meet certain contingent obligations relating to this matter and our liquidity may be impaired.

As of November 8, 2013, we had approximately $14.3 million of cash and cash equivalents and $4.5 million of potential availability under our revolving line of credit. We believe that our existing cash and cash equivalents and available credit and revenue from product sales will be sufficient to enable us to fund our existing level of operating expense, certain planned development activities and general capital expenditure requirements through the first quarter of 2014 based on our additional opportunities to recognize synergistic savings from our acquisitions, our ability to pace our research and development spend as available capital permits and the potential to sell non-core assets. Our future capital requirements will depend on many factors, including:

●	our ability to successfully integrate the operations of Cypress and Somaxon;
●	the level of product sales from our currently marketed products and any additional products that we may market in the future;
●	our ability to successfully offset or reduce the contingent payments and put right related obligations to the former Cypress stockholders through the indemnity claims process or otherwise;
●	the extent to which we acquire or invest in products, businesses and technologies;
●	the scope, progress, results and costs of clinical development activities for our product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates;

●	the number of, and development requirements for, additional product candidates that we pursue;
●	the costs of commercialization activities, including product marketing, sales and distribution;
●	the extent to which we choose to establish additional collaboration, co-promotion, distribution or other similar arrangements for our products and product candidates; and
●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims.

We intend to obtain any additional funding we require through public or private equity or debt financings, strategic relationships, including the divestiture of non-core assets, assigning receivables, milestone payments or royalty rights, or other arrangements and we cannot assure such funding will be available on reasonable terms, or at all. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Any exploration of strategic alternatives may not result in an agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms. The inability to enter into a strategic transaction, or a strategic transaction that is not successful or on attractive terms, could accelerate our need for cash and make securing funding on reasonable terms more difficult. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

We have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. However, the rules and regulations of the SEC or other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and the amounts we can raise by undertaking such activities. For example, under current SEC regulations, because the aggregate market value of our common stock held by non-affiliates, or our public float is less than $75 million, the amount that we can raise through primary public offerings of securities in any twelve-month period using one or more registration statements on Form S-3 is limited to an aggregate of one-third of our public float.

If our efforts in raising additional funds when needed are unsuccessful, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to our products or renegotiate less favorable terms with respect to such rights than we would otherwise choose or cease operating as a going concern. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we were successful in defending against these potential claims, litigation could result in substantial costs and be a distraction to management, and may result in unfavorable results that could further adversely impact our financial condition.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investments.

If we fail to meet all applicable continued listing requirements of the NASDAQ Global Market and it determines to delist our common stock, the market liquidity and market price of our common stock could decline.

On January 16, 2013, we received approval from the NASDAQ Stock Market to transfer our common stock listing from NYSE MKT LLC to the NASDAQ Global Market effective January 28, 2013.  On June 7, 2013, we received a letter from NASDAQ indicating that at that time we failed to comply with the audit committee composition requirement for continued listing set forth in NASDAQ Marketplace Rule 5605, which requires that the Audit Committee be comprised of at least three independent directors.  This was due to the resignation on May 10, 2013 of Michael Pearce as a member of the Audit Committee upon his appointment as our Chief Executive Officer since he was no longer considered independent for purposes of serving on the Audit Committee.  In accordance with NASDAQ Marketplace Rule 5605, the NASDAQ Stock Market LLC provided us with a cure period to regain compliance until November 6, 2013.  We regained compliance with this requirement on November 4, 2013 by appointing James E. Smith, Jr., a director who meets all independence requirements of NASDAQ and the SEC, as a member of the Audit Committee.

If we fail to meet all applicable listing requirements of the NASDAQ Global Market and it determines to delist our common stock, trading, if any, in our shares may continue to be conducted on the Over-the-Counter Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our shares would result in limited release of the market price of those shares and limited analyst coverage and could restrict investors’ interest and confidence in our securities. Also, a delisting could have a material adverse effect on the trading market and prices for our shares and our ability to issue additional securities or to secure additional financing. In addition, if our shares were not listed and the trading price of our shares was less than $5.00 per share, our shares could be subject to Rule 15g-9 under the Exchange Act which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, our securities could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in those shares, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our securities and our ability to raise additional capital in an already challenging capital market.

Insiders have substantial control over the Company and could delay or prevent a change in corporate control, including a transaction in which the Company’s stockholders could sell or exchange their shares for a premium.

As of November 8, 2013, our directors and executive officers together with their affiliates beneficially own, in the aggregate, approximately 43.5% of our common stock. As a result, our directors and executive officers, together with their affiliates, if acting together, have the ability to affect the outcome of matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, will have the ability to control our management and affairs. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders.  Additionally, this concentration of ownership may harm the value of our common stock by:

●	delaying, deferring or preventing a change in control;
●	impeding a merger, consolidation, takeover or other business combination; or
●	discouraging a potential acquirer from making an acquisition proposal or otherwise attempting to obtain control.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

In March 2010, the President signed the Patient Protection and Affordable Care Act, or PPACA, which makes extensive changes to the delivery of healthcare in the U.S. This act includes numerous provisions that affect pharmaceutical companies, some of which were effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for healthcare items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts. Although the PPACA was recently upheld by the U.S. Supreme Court, it is possible that the PPACA may be modified or repealed in the future.

In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. These include proposals to permit reimportation of pharmaceutical products from other countries and proposals concerning safety matters. For example, in an attempt to protect against counterfeiting and diversion of drugs, a bill was introduced in a previous Congress that would establish an electronic drug pedigree and track-and-trace system capable of electronically recording and authenticating every sale of a drug unit throughout the distribution chain. This bill or a similar bill may be introduced in Congress in the future. California has already enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. California’s electronic pedigree requirement is scheduled to take effect beginning in January 2015. Compliance with California and any future federal or state electronic pedigree requirements will likely require an increase in our operational expenses and will likely be administratively burdensome. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

We, as well as many other pharmaceutical companies, sponsor prescription drug coupons and other cost-savings programs to help reduce the burden of co-payments and co-insurance. During 2012, lawsuits have been filed against several pharmaceutical companies alleging, among other things, that the drug-makers violated anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act, or RICO, when they provided coupon programs to privately-insured consumers that subsidize all or part of the cost-sharing obligation (co-pay or co-insurance) for a branded prescription drug or drugs. We cannot be certain as to whether we will be named in any future similar lawsuit or concerning the potential outcome of the ongoing litigation.

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

Our sales of currently marketed products are, and any future sales of our product candidates will be, dependent, in part, on the availability of coverage and reimbursement from third-party payors, including government health care programs such as Medicare and Medicaid, and private insurance plans. All of our products are generally covered by managed care and private insurance plans. Generally, the status or tier within managed care formularies, which are lists of approved products developed by MCOs, varies but coverage is similar to other products within the same class of drugs. For example, CEDAX is covered by private insurance plans similar to other marketed, branded cephalosporins. However, the position of any of our branded products that requires a higher patient copayment may make it more difficult to expand the current market share for such product. In some cases, MCOs may require additional evidence that a patient had previously failed another therapy, additional paperwork or prior authorization from the MCO before approving reimbursement for a branded product. Some Medicare Part D plans also cover some or all of our products, but the amount and level of coverage varies from plan to plan. We also participate in the Medicaid Drug Rebate program with the Centers for Medicare & Medicaid Services and submit all of our products for inclusion in this program. Coverage of our products under individual state Medicaid plans varies from state to state. Additionally, some of our products are purchased under the 340B Drug Pricing Program, which is codified as Section 340B of the Public Health Service Act. Section 340B limits the cost of covered outpatient drugs to certain federal grantees, federally qualified health center look-alikes and qualified disproportionate share hospitals.

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

In March 2010, the President signed the PPACA, which makes extensive changes to the delivery of healthcare in the U.S. This act includes numerous provisions that affect pharmaceutical companies, some of which were effective immediately and others of which will be taking effect over the next several years. For example, the act seeks to expand healthcare coverage to the uninsured through private health insurance reforms and an expansion of Medicaid. The act also imposes substantial costs on pharmaceutical manufacturers, such as an increase in liability for rebates paid to Medicaid, new drug discounts that must be offered to certain enrollees in the Medicare prescription drug benefit, an annual fee imposed on all manufacturers of brand prescription drugs in the U.S., increased disclosure obligations and an expansion of an existing program requiring pharmaceutical discounts to certain types of hospitals and federally subsidized clinics. The act also contains cost-containment measures that could reduce reimbursement levels for healthcare items and services generally, including pharmaceuticals. It also will require reporting and public disclosure of payments and other transfers of value provided by pharmaceutical companies to physicians and teaching hospitals. These measures could result in decreased net revenues from our pharmaceutical products and decreased potential returns from our development efforts. Although the PPACA was recently upheld by the U.S. Supreme Court, it is possible that the PPACA may be modified or repealed in the future.

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

If we become subject to unsolicited public proposals from activist stockholders due to our shifting strategic focus or otherwise, we may experience significant uncertainty that would likely be disruptive to our business and increase volatility in our stock price.

Public companies, particularly those in volatile industries such as the pharmaceutical industry, have been the target of unsolicited public proposals from activist stockholders. The unsolicited and often hostile nature of these public proposals can result in significant uncertainty for current and potential licensors, suppliers, patients, physicians and other constituents, and can cause these parties to change or terminate their business relationships with the targeted company. Companies targeted by these unsolicited proposals from activist stockholders may not be able to attract and retain key personnel as a result of the related uncertainty. In addition, unsolicited proposals can result in stockholder class action lawsuits. The review and consideration of an unsolicited proposal as well as any resulting lawsuits can be a significant distraction for management and employees, and may require the expenditure of significant time, costs and other resources.

If we were to receive unsolicited public proposals from activist stockholders, we may encounter all of these risks and, as a result, may be delayed in executing our core strategy. We could be required to spend substantial resources on the evaluation of the proposal as well as the review of other opportunities that never come to fruition. If we were to receive any of these unsolicited public proposals, the future trading price of our common stock is likely to be even more volatile than in the past, and could be subject to wide price fluctuations based on many factors, including uncertainty associated with the proposals.

We may become involved in securities or other class action litigation that could divert management’s attention and harm our business.

The stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical and biotechnology companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Any securities or other class action litigation asserted against us could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

2.1
Asset Purchase Agreement by and among Breckenridge Pharmaceutical, Inc., on the one hand, and the Company and Cypress Pharmaceuticals, Inc., on the other hand, dated as of August 5, 2013 (previously filed as Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

2.2
Joinder Agreement and First Amendment to Asset Purchase Agreement dated September 11, 2013 among Breckenridge Pharmaceutical, Inc., on the one hand, and the Company and Cypress Pharmaceuticals, Inc., on the other hand (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on September 17, 2013 and incorporated herein by reference).

3.1	Articles of Incorporation of Pernix Therapeutics Holdings, Inc. (previously filed as Exhibit 3.1 to our Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

3.2	Bylaws of Pernix Therapeutics Holdings, Inc. (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed on March 15, 2010 and incorporated herein by reference).

4.1
Form of certificate representing shares of common stock of Pernix Therapeutics Holdings, Inc. (previously filed as Exhibit 4.1 to our Annual Report on Form 10-K filed on March 29, 2012 and incorporated herein by reference)

10.1*	Amended and Restated License Agreement by and between Pernix Sleep, Inc. (formerly Somaxon Pharmaceuticals, Inc.) and ProCom One, Inc. dated September 15, 2010.

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language)
(i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine months ended September 30, 2013 and 2012;
(iii) Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2013 and December 31, 2012
(iv) Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2013 and 2012
(v) Notes to Condensed Consolidated Financial Statements
________________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: November 12, 2013	By:	/s/ MICHAEL C. PEARCE
Michael C. Pearce
Chief Executive Officer and President

Date: November 12, 2013	By:	/s/ TRACY S. CLIFFORD
Tracy S. Clifford
Principal Financial Officer and Principal Accounting Officer