Form 10-K
period 2013-12-31
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2014-03-17
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 001-14494

Pernix Therapeutics Holdings, Inc.
(Exact name of registrant as specified in its charter)

Maryland	33-0724736
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

10863 Rockley Road
Houston, TX 77099	(832) 934-1825
(Address of principal executive offices) (Zip Code)	(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2013 (the last business day of the registrant’s most recently completed second quarter) was approximately $76,331,000, based upon the $3.61 closing sales price of the registrant’s common stock as reported on the Nasdaq Stock Market on such date. Shares of common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

On March 12, 2014, the registrant had 37,354,335 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2013.

PERNIX THERAPEUTICS HOLDINGS, INC.
Annual Report on Form 10-K for the Year Ended December 31, 2013

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

PART I

ITEM 1.   BUSINESS

Overview

We are a specialty pharmaceutical company that sells, markets, manufactures and develops a number of branded and generic pharmaceutical products primarily indicated for sleep, bacterial infections and cough and cold conditions. We intend to see continued growth through the promotion of our products to physicians, healthcare practitioners and consumers, as appropriate. Since inception, we have engaged in a number of acquisitions and licensing arrangements to expand our product offerings. As part of our ongoing expansion strategy, we plan to make strategic acquisitions of products and companies, as well as develop and in-license additional products, with the aim of adding chronic, non-seasonal, specialty products to our revenue base.

Our branded products include CEDAX®, an antibiotic for middle ear infections, and a family of prescription treatments for cough and cold (ZUTRIPRO®, REZIRA®, and VITUZ®). We also market SILENOR® (doxepin), which is approved for the treatment of insomnia characterized by difficulty with sleep maintenance and is not a controlled substance. We promote our branded products through our sales and marketing organization.

We also currently promote Omeclamox-Pak® through a License and Supply Agreement with GastroEntero-Logic, LLC.  We recently entered into a promotion agreement with Cumberland Pharmaceuticals pursuant to which Cumberland began promoting Omeclamox-Pak to gastroenterologists.

We recently entered into an Exclusive License Agreement with Osmotica Pharmaceutical Corp. to promote its desvenlafaxine product, Khedezla™ Extended-Release Tablets, 50 and 100 mg.

We sell our generic products in the areas of cough and cold, pain, vitamins, dermatology, antibiotics and gastroenterology through our wholly-owned subsidiaries, Macoven Pharmaceuticals, LLC, or Macoven, and Cypress Pharmaceuticals, Inc., or Cypress.

Our wholly-owned subsidiary, Pernix Manufacturing, LLC, or Pernix Manufacturing, manufactures and packages products for the pharmaceutical industry in a range of dosage forms.

On September 11, 2013, we completed the sale of certain generic assets and Abbreviated New Drug Applications, or ANDAs, owned by our Cypress subsidiary to Breckenridge Pharmaceutical, Inc., or Breckenridge, pursuant to an Asset Purchase Agreement between Cypress and Breckenridge.  The assets included seven previously marketed products, eight ANDAs filed at the FDA, and certain other ANDAs in various stages of development.  Breckenridge paid us an aggregate of $29.55 million consisting of cash and two promissory notes, each in an amount of $4.85 million, with one due on September 11, 2014 and the other due on September 11, 2015.

On March 6, 2013, we acquired all of the outstanding common stock of Somaxon Pharmaceuticals, Inc., or Somaxon, pursuant to an agreement and plan of merger. As a result of the merger, we issued an aggregate of approximately 3,665,689 shares of our common stock to the former stockholders of Somaxon.  We subsequently changed the name of Somaxon to Pernix Sleep, Inc.

On December 31, 2012, we completed the acquisition of Cypress Pharmaceuticals, Inc., a privately-owned, generic pharmaceutical company, and its branded pharmaceutical subsidiary, Hawthorn Pharmaceuticals, Inc., or Hawthorn. We paid an aggregate purchase price of up to $102.3 million. This purchase price included (i) $52 million in cash, (ii) the issuance of 4,427,084 shares of our common stock having an aggregate market value equal to approximately $34.3 million (based on the closing price of $7.75 per share of our common stock as reported on the NYSE MKT LLC on December 31, 2012), (iii) up to $6.5 million in holdback and contingent payments, (iv) $4.5 million that was to be deposited in escrow on December 15, 2013, and (v) the issuance of $5.0 million in shares of our common stock contingent upon the occurrence of a milestone event.   The matter of the contingent consideration has been settled and is reflected at the estimated fair value at December 31, 2013.

On July 2, 2012, through our wholly-owned subsidiary, Pernix Manufacturing, we completed our acquisition of substantially all of the business assets of Great Southern Laboratories, or GSL, a pharmaceutical contract manufacturing company located in Houston, Texas, and on August 30, 2012 we completed our acquisition of the related land and buildings where GSL operated. We paid an aggregate of approximately $4.9 million (including $300,000 deposited to an escrow that was subsequently refunded to us in payment of unrecorded liabilities), and assumed certain liabilities totaling approximately $5.9 million.

We were incorporated in Maryland as Golf Trust of America, Inc., or GTA, in November 1996.  Pernix is the surviving corporation of the March 2010 merger between GTA and Pernix Therapeutics, Inc.  In connection with the merger, we changed our name to Pernix Therapeutics Holdings, Inc.

Our principal executive offices are located at 10863 Rockley Road, Houston, Texas  77099 and our telephone number is (832) 934-1825. Our website address is www.pernixtx.com. The information contained in or that can be accessed through our website is not part of this Annual Report on Form 10-K.

Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms “Pernix,” “Company,” “we,” “us” and “our” refer to Pernix Therapeutics Holdings, Inc., a Maryland corporation, and its subsidiaries taken as a whole.

We have identified in this Annual Report on Form 10-K our registered trademarks and service marks.  In addition, this Annual Report on Form 10-K includes references to trademarks and service marks of other entities and those trademarks and service marks are the property of their respective owners.

 Business Strategy

Our objective is to be a leader in developing, marketing and selling prescription branded pharmaceutical products in the U.S. for specialty indications. Our strategy to achieve this objective includes the following elements:

Leveraging our focused sales and marketing organization - We have built an effective sales and marketing organization consisting of approximately 90 sales professionals as of December 31, 2013 who are focused on promoting our sleep, depression, gastro, antibiotic and cough and cold medications. Over time we intend to add further chronic, non-seasonal products that we can promote to specialty audiences.

We believe the concentration of high volume prescribers within specialist physician audiences enables us to effectively promote our products with a smaller and more focused sales and marketing organization than would be required for other markets. We intend to acquire or in-license products that will leverage the capacity of our sales and marketing organization, as well as the relationships we have established with our target physicians. Further, we believe fixed costs per representative are significantly better leveraged than those incurred by larger, more established pharmaceutical companies, due to our higher ratio of incentive based compensation. This aligns representative pay to sales performance, providing upside commission potential and attracting top sales performers.

Accessing parallel market channels through generic versions of selected branded products through our Macoven and Cypress subsidiaries - We intend to continue to utilize our Macoven and Cypress subsidiaries to diversify our product mix while leveraging this low-cost base business, without branding or sales force detailing. Our business goals for Macoven and Cypress include launching authorized generic products for branded pharmaceutical companies including generic equivalents of our own branded products and generic products for patented or niche branded products. We believe that our low-cost generics platform provides an attractive partner for branded pharmaceutical companies seeking to maximize the value of their product franchises via generic distribution.

Acquiring or in-licensing late-stage product development candidates - We also selectively seek to acquire or in-license late-stage product development candidates. We are focused on product development candidates that are ready for or have already entered Phase III clinical trials and should therefore present less development risk than product candidates at an earlier stage of development. We focus on product development candidates that would be prescribed by our target physicians. We believe that our established sales and marketing organization and our cash position make us an attractive commercialization partner for many biotechnology and pharmaceutical companies with late-stage product development candidates. We are actively pursuing the acquisition of rights to product candidates that, if successful, may require the use of a substantial portion of our capital resources.

Acquiring or in-licensing approved pharmaceuticals - We have historically grown our business by acquiring or in-licensing rights to market and sell prescription pharmaceutical products, and we intend to continue to grow in this manner. We are particularly focused on products that are prescribed by specialist physicians and that are under-promoted by large pharmaceutical companies. We believe that the revenue threshold for products that large pharmaceutical companies can promote effectively is increasing, potentially creating attractive opportunities for us to acquire additional products where the promotional audiences are smaller. We are actively pursuing the acquisition of rights to market and sell additional products which, if successful, may require the use of a substantial portion of our capital resources.

Products and Product Candidates

Key Promoted Products

Pernix markets a broad branded product portfolio. We also market generic products through our wholly-owned subsidiaries, Macoven and Cypress. The table below provides information on our current key branded product portfolio:

Marketed Products	Primary Indication	Rights	Launched by Pernix

SILENOR	Sleep maintenance	Pernix	Q2:2013

KHEDEZLA	Major depressive disorder	License from Osmotica Pharmaceuticals Cop.	Q2:2014
(Expected)

CEDAX	Bronchitis, ear and throat infections	Pernix	Q2:2010

ZUTRIPRO	Cough and nasal congestion	Pernix	Q3:2011

REZIRA	Cough and nasal congestion	Pernix	Q1:2013

VITUZ	Cough and nasal congestion	Pernix	Q2:2013

OMECLAMOX-PAK	H.pylori infection and duodenal ulcers	License from GastroEntero-Logic, LLC	Q2:2012

SILENOR. SILENOR is a prescription medicine available in oral tablet formulation of 3 mg and 6 mg dosages of doxepin used to treat insomnia characterized by difficulty with sleep maintenance. Doxepin binds to H1 receptors in the brain and blocks histamine, which is believed to play an important role in the regulation of sleep. Doxepin has been marketed and used for over 35 years at dosages from 75 mg to 300 mg for the treatment of anxiety and depression, but has historically not been used to treat insomnia due to undesirable next-day residual effects. However, we believe that SILENOR, which uses doxepin at low dosages of 3 mg and 6 mg, does not exhibit the same pharmacological effects as high-dose doxepin.

In four separate Phase III clinical trials, SILENOR demonstrated a favorable safety and tolerability profile, including a low dropout rate, an adverse event profile comparable to placebo, no clinically meaningful next-day residual effects and no evidence of amnesia, complex sleep behaviors, hallucinations, tolerance or withdrawal effects. SILENOR was approved by the FDA in March 2010 for the treatment of insomnia characterized by difficulty with sleep maintenance, and was launched commercially in the United States by Pernix Sleep, Inc. (f/k/a Somaxon Pharmaceuticals, Inc.), or Pernix Sleep, in September 2010. We acquired the SILENOR line as a result of our merger with Somaxon on March 6, 2013, and launched in the second quarter of 2013.  We intend to market SILENOR to high-prescribing physicians of insomnia treatments.

Market Opportunity. It is estimated that approximately one-third, or 70 million, of adult Americans are affected by insomnia. One study has found that only approximately 20% of those who suffer from insomnia are currently treated with prescription medications. The current market-leading prescription products for the treatment of insomnia include GABA-receptor agonists, which are classified by the FDA as Schedule IV controlled substances, melatonin agonists, hypnotic benzodiazepines and sedating antidepressants. Pre-launch market research indicated that the market is underserved due in large part to characteristics associated with many of these products, such as next-day grogginess, memory impairment, amnesia, hallucinations, physical and psychological dependence, complex sleep behaviors such as sleep driving, hormonal changes and gastrointestinal effects.

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

As a result of the numerous benefits presented by SILENOR, the limitations of other current therapies, and because it is the first and only nonscheduled prescription sleep medication approved by the FDA for the treatment of insomnia characterized by difficulty with sleep maintenance, we believe that SILENOR has the potential for increased growth in the market. We plan to strategically invest in sales and marketing activities to maximize revenue and market share of this product, and intend to engage in life-cycle management activities relating to SILENOR, including potential OTC opportunities.

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

Intellectual Property. SILENOR is covered by 3 patents currently held by ProCom One, Inc. related to the development and commercialization of low dosages of doxepin and other antidepressants for the treatment of insomnia. We are the exclusive licensee of these patents, which should restrict the ability of competitors to market doxepin with identical drug labeling until the last licensed patent expires, which is expected to occur no earlier than 2030. Additionally, we have an exclusive supply agreement with JRS Pharma L.P. for the exclusive use of ProSolv®HD90, an ingredient used in our formulation for SILENOR, in combination with doxepin. Please see the “Intellectual Property” section of this Item 1 for a more detailed description of the rights associated with the SILENOR.

KHEDEZLA.  KHEDEZLA is a prescription medicine available in oral tablet formulations of 50 mg and 100 mg dosages of desvenlafaxine used to treat major depressive disorder. KHEDEZLA is a selective norepinephrine reuptake inhibitor that has been shown to be bioequivalent to Pristiq (Pfizer). KHEDEZLA was approved by the FDA in July 2013 under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.  We expect to launch KHEDEZLA in the second quarter of 2014.

Market Opportunity.  KHEDEZLA competes directly with Pristiq® (Pfizer)  which had US sales in 2013 of approximately $700 million.

Other Treatments.  KHEDEZLA also competes with other treatments for depression such as Effexor XR® (venlafaxine) (Pfizer), Cymbalta® (duloxetine) (Eli Lilly) and Lexapro® (escitalopram) (Forest). We believe that KHEDEZLA provides an economic alternative to Pristiq for patients and physicians for the treatment of major depressive disorder that can be promoted cost effectively, with simple market positioning.

Intellectual Property.  We receive all of our rights to KHEDEZLA from our Exclusive License Agreement with Osmotica Pharmaceuticals Corp. Please see the “Acquisitions and License Agreements, Collaborations and Co-Promotions” section of this Item 1 for a more detailed description of our rights associated with KHEDEZLA.

CEDAX. CEDAX is a third generation oral cephalosporin indicated for the treatment of mild to moderate acute bacterial exacerbations of chronic bronchitis, middle ear infection due to haemophilus influenza or streptococcus pyogenes. We acquired the CEDAX product line from Shionogi Pharma, Inc., or Shionogi,  in the first half of 2010, and launched our CEDAX product line in the second quarter of 2010. We sell a variety of dosages utilizing both capsule and oral suspension drug delivery methodologies.

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

Intellectual Property. We have a non-exclusive license to the patent used in our CEDAX product line. The patent expired on February 4, 2014; however, we do not expect the expiration of this patent to have a material adverse impact on sales of CEDAX. We also own a trademark on the name CEDAX in the U.S. Please see the “Intellectual Property” section of this Item 1 for a more detailed description of the rights associated with the CEDAX line of products.

ZUTRIPRO®. (Hydrocodone Bitartrate, Chlorpheniramine Maleate and Pseudoephedrine HCI) is an oral solution 5mg/4mg/60 mg per 5 mL indicated for the relief of cough and nasal congestion associated with the common cold and relief of upper respiratory allergy symptoms including nasal congestion in adults 18 years of age or older. ZUTRIPRO was launched in the third quarter of 2011.

Market Opportunity. Over the past several years, the cough and cold medicine manufacturing OTC industry has enjoyed stable growth. Demand for OTC cough and cold medicines is primarily linked to the occurrence and severity of cold and flu seasons, and changes in private health insurance coverage.

Since the FDA took action against unapproved hydrocodone products in October 2007, the options for prescribing physicians has been limited. In March 2011, the FDA pulled over 400 unapproved cough and cold products from the market leaving a significant void in the cough and cold marketplace. Currently there are only ten approved hydrocodone cough medications on the market. ZUTRIPRO is the only FDA approved cough medication containing a triple combination of hydrocodone (antitussive), pseudoephedrine (decongestant), and chlorpheniramine (antihistamine).

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

REZIRA. (Hydrocodone Bitartrate and Pseudoephedrine HCI) is an oral solution 5 mg/60 mg per 5 mL indicated for the relief of cough and nasal congestion associated with the common cold in adults 18 years of age or older. REZIRA was launched in the first quarter of 2013 through our Cypress and Hawthorn subsidiaries.

Market Opportunity. Over the past several years, the cough and cold medicine manufacturing over-the-counter, or OTC, industry has enjoyed stable growth. Demand for OTC cough and cold medicines is primarily linked to the occurrence and severity of cold and flu seasons, and changes in private health insurance coverage.

Since the FDA took action against unapproved hydrocodone products in October 2007, the options for prescribing physicians has been limited. Currently there are only ten approved hydrocodone cough medications on the market. REZIRA is the only FDA approved cough medication containing only hydrocodone and pseudoephedrine.

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

Intellectual Property. We have a registered trademark for the REZIRA name in the U.S. We believe REZIRA’s status as an FDA approved product provides us with a limited opportunity to operate in this market without direct branded competitors, although nothing precludes a competitor from entering the market after receiving FDA approval.

VITUZ. VITUZ is our proprietary hydrocodone bitartrate and chlorpheniramine maleate combination oral solution indicated for the treatment of patients with cough and allergies associated with the common cold.  VITUZ was launched in the second quarter of 2013.

Market Opportunity.  Over the past several years, the cough and cold medicine manufacturing OTC industry has enjoyed stable growth. Demand for OTC cough and cold medicines is primarily linked to the occurrence and severity of cold and flu seasons, and changes in private health insurance coverage.

Since the FDA took action against unapproved hydrocodone products in October 2007, the options for prescribing physicians has been limited. In March 2011, the FDA pulled over 400 unapproved cough and cold products from the market leaving a significant void in the cough and cold marketplace. Currently there are only ten approved hydrocodone cough medications on the market.  Hydrocodone is a narcotic antitussive. Two commonly prescribed narcotic cough medications containing hydrocodone are UCB’s Tussionex® and Endo Pharma’s Hycodan®. Each of these medications are also available in generic alternatives.

Other Treatments. Other branded and similar antihistamine, decongestant, and cough suppressants marketed in the U.S. include prescription and OTC cold, cough and allergy products.

Intellectual Property. We have a registered trademark for the VITUZ name in the U.S. We believe VITUZ’s status as an FDA approved product provides us with a limited opportunity to operate in this market without direct branded competitors, although nothing precludes a competitor from entering the market after receiving FDA approval.

OMECLAMOX-PAK.   OMECLAMOX-PAK is indicated for the treatment of patients with H.pylori infection and duodenal ulcer disease (active or one-year history of duodenal ulcer disease) to eradicate H.pylori.   Eradication of H.pylori has been shown to reduce the risk of duodenal ulcer recurrence.  Each OMECLAMOX-PAK box contains a full 10-day course of therapy, and 10 individual daily dose cards – one card for each day of therapy. Each daily card contains the clearly-marked AM and PM dose of: one 20 mg Omeprazole delayed-release capsule, one 500 mg Clarithromycin tablet, and two 500 mg Amoxicillin capsules. Patients should take one OMECLAMOX-PAK dose in the AM and one dose in the PM, as indicated on the daily dose card, before meals.  OMECLAMOX-PAK was launched by us in the second quarter of 2012.

Market Opportunity.  H. pylori is a gram negative bacterium that colonizes in the stomach and duodenum. When present, this bacterial infection has been proven to be the cause of over 90% of duodenal ulcers. These ulcers commonly cause abdominal pain and may lead to serious bleeding.  The U.S. prevalence of H.pylori is approximately 30%-40% in adults.

Other Treatments.  Other treatments include PrevPac, Helidac, and Pylera.

Intellectual Property.  We receive all of our rights to OMECLAMOX-PAK from our License and Supply Agreement with GastroEntero-Logic, LLC. Please see the “Acquisitions and License Agreements, Collaborations and Co-Promotions” section of this Item 1 for a more detailed description of our rights associated with OMECLAMOX-PAK.

Other Product Candidates.

We are working on several other product candidates, including a prescription product for the pediatrics market. In March 2012, we entered into a product development agreement with a private company for this product. Under the terms of the agreement, we obtained exclusive marketing rights to this late-stage development product in the United States in consideration for our agreement to pay the costs related to the development of the product. As of December 31, 2013, we have invested approximately $1.6 million, and we expect to make an additional investment of approximately $1.0 million over the next 18 months, for development and regulatory expenses related to this product candidate.  Under the terms of the product development agreement, our development partner will manage the development program. We and our development partner expect to commence pivotal phase III studies in 2015 after a thorough review of our phase II data and consultation with the FDA.

Sales and Marketing

Our sales force, consisting of approximately 90 sales professionals as of December 31, 2013, promotes our branded products primarily to high-prescribing physicians that are in the top decile of physicians that prescribe our products. We believe that this highly specialized approach provides us with the opportunity for greater access to this group of health care professionals and increases our market coverage and frequency of visits to this target audience. The compensation of our sales representatives is heavily weighted in commissions which attracts a competitive type of personnel that we believe are highly effective in competing against larger companies and also mitigates cost exposure by tying sales representation compensation primarily to revenue generation instead of base salary.  In addition to our sales team, our corporate staff includes a sales management team consisting of pharmaceutical industry veterans experienced in management, business development, and sales and marketing, and has an average of seven years of sales management experience. We may choose to expand our sales force through hiring additional personnel.

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

Our products and product candidates are manufactured using established processes in a reduced number of steps. There are no complex chemistry designs or unusual manufacturing equipment used in the processes. We plan to continue to develop product candidates that can be manufactured in a cost effective manner at third-party manufacturing facilities or internally at Pernix Manufacturing.

We and all of our other manufacturers and suppliers are subject to the FDA’s current Good Manufacturing Practices, or cGMP, requirements. Certain of our manufacturers are also subject to the United States Drug Enforcement Administration, or DEA, regulations and other rules and regulations stipulated by other regulatory bodies.

Acquisitions and License Agreements, Co-Promotions and Collaborations

We have in the past and will continue on a strategic basis to grow our business through the use of acquisitions, license agreements, co-promotions and collaborations. We enter into acquisition, license and co-promotion agreements to acquire, develop, commercialize and market products and product candidates. In certain of these agreements, we market the products of others and remit a specified profit share to them. In certain other agreements, the contracted third party under the agreement markets products to which we have rights and remits a specified profit share to us. Collaborative agreements often include research and development efforts and/or capital funding requirements of the parties necessary to bring a product candidate to market. License, co-promotion and collaboration agreements may require royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the product, as well as expense reimbursements or payments to third-party licensors.

Acquisitions, License and Co-Promotion Agreements

We have acquired a majority of our products, product candidates and technology through acquisitions, license and co-promotion agreements.

Exclusive License Agreement.  On February 27, 2014, we entered into an exclusive license agreement with Osmotica Pharmaceutical Corporation to promote KHEDEZLA (desvenlafaxine) Extended-Release (ER) Tablets, 50 mg and 100 mg.  The sales and marketing of KHEDEZLA will be supported by our team of sales professionals, promoting the product to high desvenlafaxine prescribing physicians. The New Drug Application, or NDA, for KHEDEZLA  Tablets was approved by the U.S. Food and Drug Administration pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act in July 2013. KHEDEZLA is indicated for the treatment of major depressive disorder, or MDD.  Pursuant to the agreement, we agreed to make an upfront payment for existing inventory of Khedezla, certain milestone payments payable upon the achievement of certain cumulative sales milestones and royalty payments for sales achieved for promoting the product.  Subject to certain earlier termination rights, the initial term of the agreement expires in February 2024, with two year automatic renewals.

Gastroenterology Product License and Supply Agreement. In January 2012, we entered into a license and supply agreement with a private company for OMECLAMOX-PAK, an FDA-approved prescription product designed to treat gastroenterology disease. Under the terms of the agreement, we obtained exclusive marketing rights to this product in the United States. We paid an up-front license fee of $2.0 million and an additional fee of $2.0 million upon commercial launch of the product in July 2012. In addition to these license fees, the agreement calls for us to pay royalties and milestone payments based on the sales of the product.  Also, we recently entered into a promotion agreement with Cumberland Pharmaceuticals, or Cumberland, for OMECLAMOX-PAK in order to increase the sales force and expand our ability to promote OMECLAMOX-PAK to physicians. Under the terms of the agreement, Cumberland will promote the product to gastroenterologists across the United States through its field sales force which also promotes its Kristalose brand.  We will promote the product through our specialty sales force focusing on select primary care physicians. Pernix and Cumberland will cooperate in the marketing and other activities needed to support the commercialization of the brand.

CEDAX. On March 24, 2010, we acquired from Shionogi substantially all of the assets and rights relating to CEDAX, a prescription antibiotic used to treat mild to moderate infections of the throat, ear and respiratory tract, for an aggregate purchase price of $6.1 million. In connection with our acquisition of CEDAX, we acquired a non-exclusive license to an oral suspension formulation patent used in CEDAX products for the remaining life of the patent, which expired on February 4, 2014.

Collaborations

Development of Late-state Pediatric Product. In March 2012, we entered into a product development agreement with a private company for a prescription product for the pediatrics market. Under the terms of the agreement, Pernix obtained exclusive marketing rights to this late-stage development product in the United States, and in consideration for our agreement to pay the costs related to the development of the product. As of December 31, 2013, we have invested approximately $1.6 million, and we expect to make an additional investment of approximately $1.0 million over the next 18 months, for development and regulatory expenses related to this product candidate.  Under the terms of the product development agreement, our development partner will manage the development program. We and our development partner expect to commence pivotal phase III studies in 2015 after a thorough review of our phase II data and consultation with the FDA.

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

Product(s) / Product Candidate(s)	Patent Owners	Patent Description	Expiration

SILENOR	ProCom One, Inc.(1)	Use of doxepin and other antidepressants in low dosages for treatment of insomnia(1)	February 17, 2020,
June 5, 2020;
April, 2030

	JRS Pharma, L.P.(2)	Use of ProSolv®HD90 in combination with Doxepin(5)	January 9, 2015;

	Pernix Sleep, Inc.(3)	Methods of application to improve the pharmacokinetics of doxepin use for treatment of insomnia(6)	August 24, 2027
———————
(1)
In a license agreement dated August 2003 and amended and restated in September 2010, our wholly-owned subsidiary, Pernix Sleep, Inc. (f/k/a Somaxon Pharmaceuticals), acquired the exclusive, worldwide license from ProCom One, Inc., or ProCom, to certain patents to develop and commercialize low dosages of doxepin for the treatment of insomnia. Although patent protection for the current dosage form is limited to the United States, our license to these low-dose doxepin patents is a worldwide license. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2030. The license agreement is terminable at any time by us with 30 days’ notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days’ notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings relating to the other party. Under the terms of the agreement, we pay a royalty of five percent (5%) of net sales (as defined in the license agreement) to ProCom. Our predecessor-in-interest made upfront and milestone payments upon certain development milestones and regulatory approvals, all of which were satisfied prior to our acquisition of Somaxon.

(2)
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

(3)
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

Trademarks

We own trademark interests in most of our current products and believe that having distinguishing marks is an important factor in marketing these products. We currently own 34 trademarks registered on the principal register of the United States Patent and Trademark Office. These registered marks include ALDEX, ALLRES, ARBINOXA, BROVEX (WORD MARK), BROVEX (STYLIZED), CARDEC, CEDAX, COCO-COF, CYPRESS PHARMACEUTICALS, INC. (DESIGN), DYTAN (STYLIZED), ELIPHOS (STYLIZED), GRANISOL (STYLIZED), HYLIRA (STYLIZED), ICAR (STYLIZED), NODOLOR, PEDIATEX, PERNIX, PERNIX THERAPEUTICS (DESIGN), QUINZYME,  REZIRA, REZYST, SILENOR, SOMAXON PHARMACEUTICALS, TCT (STYLIZED) , TCT (WORD MARK), TCT TANNATE CONVERSION TECHNOLOGY, TUSSINAC, VERIPRED (DESIGN), VITUZ, XIRATUSS (STYLIZED), ZAMICET (STYLIZED), Z-COF (STYLIZED), ZEMA-PAK and ZUTRIPRO.  In addition to the 34 registered marks listed above, we own 7 intent-to-use trademark applications filed with the United States Patent and Trademark Office that can be registered as use-in-commerce trademarks as soon as we can file a statement of use illustrating use of the marks in commerce. The 7 unregistered trademark applications are, ALLANHIST PDX, ENCINTA, INFAHIST, INFAPRED, INFATUSS, PAINERGY, and PEDIAHIST.  We expect that having distinctive marks for any additional products that we develop will also be an important marketing characteristic. U.S. trademark registrations generally are for fixed, but renewable, terms.

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

Customers, Distribution, and Reimbursement

Customers and Distribution

Our customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the U.S. We primarily sell products directly to drug wholesalers, which in turn distribute the products to retail drug stores, mass merchandisers and grocery store pharmacies. Our top four customers which represented 82%, 81% and 84% of gross product sales in 2013, 2012 and 2011, respectively, are all drug wholesalers and are listed below:

Customer	2013	2012	2011
Cardinal Health	24%	39%	37%
McKesson Corporation	35%	26%	23%
AmerisourceBergen Drug Corporation	20%	10%	11%
Morris and Dickson	3%	6%	13%

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

In the acquisition of Cypress, we acquired the lease of their 51,830 square foot warehouse in Madison, Mississippi from which Cypress distributes all but one of its products. While we distribute certain of Pernix’s products from our warehouse in Magnolia, Texas, we currently rely on DDN/Obergfel, LLC, or DDN, a third-party logistics provider, for the distribution of the majority of the Pernix and Macoven products to drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies. DDN ships our products from its warehouse in Memphis, Tennessee to our customers throughout the U.S.  In an effort to consolidate all distribution operations, we have recently entered into an agreement with Cardinal to be our exclusive third-party logistics provider.  We expect to have all of our products moved to the Cardinal facility by the end of April 2014.  We then plan to close our office/warehouse facilities in Magnolia, Texas and Madison, Mississippi by June 30, 2014 which is expected to result in a net cost savings.

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

Competition

The pharmaceutical industry is defined by rapidly advancing technologies, extreme competition and a focus on proprietary products. We face competition from numerous sources, including other commercial pharmaceutical companies and biotechnology organizations, academic institutions, government agencies and private and public research institutions. Our current products compete with existing and new therapies that may become available in the future.

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

The products we currently market face substantial competition from a variety of similar therapeutic branded and generic products. We are potentially subject to competition from generic versions of our branded products if a loss of regulatory marketing exclusivity or patent protection is recognized or as a result of regulatory pathway engineering strategies that provide for generic product introduction before key product patent expirations. Generics typically have lower prices than branded products and, therefore, may erode prescription demand and sales of our branded products, which we have mitigated through the acquisition of our generic subsidiary, Macoven Pharmaceuticals LLC.

Government Regulation

In the U.S. and other countries, federal, state, and local government authorities comprehensively regulate the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, importing and exporting of pharmaceutical products that we market, sell and develop.

FDA Regulation of Drug Products

The FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and regulations in the U.S. Obtaining regulatory approvals and the additional compliance with appropriate federal, state and local statutes and regulations requires the use of significant time and financial resources. Noncompliance with applicable FDA requirements during the development, approval or post approval process may subject an applicant to a range of judicial or administrative penalties, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, suspension of production or distribution, fines, refusals of contracts, restitution, disgorgement or civil or criminal sanctions.

Before a drug may be marketed in the U.S., the FDA requires a process that generally involves the following:

●	performance of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations;

●	an investigational new drug application, or IND, submitted to the FDA, which must become effective before human clinical trials may commence;

●	an independent institutional review board (IRB) approval at each clinical site before each trial may begin;

●	completion of approved, well-controlled human clinical trials in accordance with Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed drug for its intended use;

●	submission of a new drug application, or NDA, to the FDA;

●	adequate completion of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA inspection of clinical trial sites to ensure clinical trials were conducted in accordance with GCPs;

●
satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is produced to evaluate compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are satisfactory to preserve the drug’s identity, strength, quality and purity; and

●	FDA review and approval of the NDA.

Preclinical Studies. Product candidates that undergo preclinical studies are subject to extensive laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as animal studies. The preclinical test results must be submitted by an IND sponsor, along with a clinical trial protocol, manufacturing information, analytical data and any available clinical data and literature to the FDA as part of the IND.  Even after the IND is submitted, some preclinical testing may continue. Unless the FDA raises concerns or questions related to proposed clinical trials and places the clinical trials on a clinical hold, an IND automatically becomes effective 30 days after receipt by the FDA. If the FDA issues a clinical hold, the IND sponsor and the FDA must settle any pending concerns before the clinical trial can begin. Thus, submission of an IND may result in the FDA not allowing the commencement of clinical trials. In addition, the FDA can impose clinical holds at any time before or during trials due to safety concerns or non-compliance.

Clinical Trials. In accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial, clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators.

Clinical trials are performed in accordance with protocols detailing, among other things, the objectives of the study, dosing procedures and the parameters to be used to monitor subject safety and the effectiveness criteria to be evaluated.  Additionally, each institution participating in the clinical trial must have an IRB review and approve the plan for any clinical trial before it commences at that institution. Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be submitted for FDA review and to the IRBs for approval.

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

The FDA must receive progress reports annually, detailing the results of the clinical trials, and IND sponsors must submit reports of serious and unexpected adverse events. Phase I, II, and III trials might not be successfully completed within a specified period of time, or at all. Moreover, clinical trials may be suspended or terminated by the FDA or sponsor at any time on a variety of grounds, including findings that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the trial is not being conducted in accordance with the IRB’s requirements or if the drug has been connected to unanticipated serious harm to patients.

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

Additionally, an NDA or supplement to an NDA must contain data that is acceptable to properly assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective, according to the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized by the Food and Drug Administration Amendment Act of 2007, or FDAAA. The Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, requires manufacturers of drugs that include a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration to submit a pediatric study plan to the IND.  The plan must be submitted not later than 60 days after the end-of-phase 2 meeting with FDA; if there is no such meeting, before the initiation of any phase 3 studies or a combined phase 2 and phase 3 study; or if a phase 3 study or a combined phase 2 and phase 3 study will not be conducted, no later than 210 days before a marketing application or supplement is submitted.  The FDA is also authorized, under the FDAAA, to require sponsors of currently marketed drugs to perform pediatric studies if the drug is used for a substantial number of pediatric patients for the labeled indication and adequate pediatric labeling could benefit such patients, there is reason to believe the drug would provide a “meaningful therapeutic benefit” for pediatric patients, or the absence of pediatric labeling could pose a risk to pediatric patients. At the request of an applicant or by its own initiative, the FDA may grant deferrals for submission of some or all pediatric data until after approval of the drug for use in adults, or, may grant full or partial waivers from the pediatric data requirements. The pediatric data requirements do not apply to products with orphan designation, unless otherwise required by regulation.

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

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA in its present form. The complete response letter usually describes all of the specific deficiencies that the FDA identified in the NDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application, or request an opportunity for a hearing.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. As a condition of approval, FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks.  REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU.  ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries.  The requirement for a REMS can materially affect the potential market and profitability of the drug.  Once adopted, REMS are subject to periodic assessment and modification.  In addition, the FDA may require Phase IV testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. Based on the results of post-market studies or surveillance programs, the FDA may prevent or limit further marketing of a product. Some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further FDA review and approval even after initial approval has been granted.

 FDA Expedited Development and Review Programs. To expedite or simplify the process for the development and FDA review of drug products that are intended for the treatment of life threatening or other serious conditions and demonstrate the potential to address unmet medical needs, the FDA has a variety of programs, including fast track designations, accelerated approval and priority review. The purpose of these expedited review and approval programs is to provide important new drugs to patients faster than the standard FDA review procedures.

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

In addition, FDASIA amended the FDCA to require FDA to expedite the development and review of a breakthrough technology.  A drug can be designated as a breakthrough technology if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.  A sponsor may request that a drug be designated as a breakthrough therapy at any time during the clinical development of the product.  If so designated, FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with the sponsor throughout the product’s development, providing timely advice to the sponsor to ensure that the development program to gather preclinical and clinical data is as efficient as practicable, involving senior managers and experienced review staff in a cross-disciplinary review, assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor, and taking steps to ensure that the design of the clinical trials is as efficient as practicable.

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

In November 2013, the Drug Quality and Security Act became law, and establishes requirements to facilitate the tracing of prescription drug products through the pharmaceutical supply distribution chain. Specifically, the law requires FDA to establish standards for the exchange of transaction documentation and to establish processes to provide waivers and exceptions to requirements.  By January 1, 2015, manufacturers, wholesalers, dispensers, and repackagers must ensure that all prior transaction information is provided at each transfer of ownership.  Additionally, in the event of a recall or for the purpose of investigating a suspect product or an illegitimate product, manufacturers, wholesalers, dispensers, and repackagers must provide within a reasonable time the applicable transaction documentation upon request to FDA or other appropriate federal or state officials.  This law includes a number of new requirements that will be implemented over time and will require us to devote additional resources to satisfy these requirements.

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

Drugs that were not subject to applications approved between 1938 and 1962 were not subject to DESI review. For a period of time, the FDA permitted these drugs to remain on the market without approval. In 1984, however, spurred by serious adverse reactions to one of these products, Congress urged the FDA to expand the new drug requirements to include all marketed unapproved prescription drugs. The FDA created a program, known as the Prescription Drug Wrap-Up, to address these remaining unapproved drugs. Many of these drugs claimed to have been on the market prior to 1938 or to be identical, related, or similar to such a drug. A drug subject to the Prescription Drug Wrap-Up is marketed illegally, unless the manufacturer can establish that the drug is grandfathered or otherwise not a “new drug.” Under the 1938 grandfather clause, a drug product that was on the market prior to the passage of the 1938 Act and which contained in its labeling the same representations concerning the conditions of use as it did prior to passage of that Act was not considered a “new drug” and was therefore exempt from the requirement of having an approved NDA. Under the 1962 grandfather clause, a drug is exempt from the effectiveness requirements if its composition and labeling have not changed since 1962 and if, on the day before the 1962 Amendments became effective, it was (a) used or sold commercially in the U.S., (b) not a new drug as defined by the FDCA at the time, and (c) not covered by an effective application. The two grandfather clauses have been construed very narrowly by the courts and the FDA believes that there are very few drugs on the market that are actually entitled to grandfather status because the drugs currently on the market likely differ from the previous versions. If a firm claims that its product is grandfathered, it is the firm’s burden to prove that assertion. Pernix believes that several of its marketed pharmaceutical products are identical, related or similar to products that have existed on the market without an NDA or ANDA. Beginning in 2008, we began converting these cough and cold products to OTC monograph from DESI drugs. For additional information, see “Risks Related to Regulatory Matters- Some of our specialty pharmaceutical products are now being marketed without FDA approvals.”

Over The Counter Drugs

As for over the counter, or OTC, drugs, in 1972, the FDA implemented a process of reviewing OTC drugs through rulemaking by therapeutic classes (e.g., antacids, antiperspirants, cold remedies). Advisory panels are convened for each therapeutic class and their reports are published in the Federal Register. After FDA review, tentative final monographs for the classes of drugs are published. The final step is the publication of a final monograph for each class, which sets forth the allowable claims, labeling, and active ingredients for the OTC drugs in each class. Monographs are a kind of “Recipe Book” for acceptable ingredients, doses, formulations and labeling. Drugs must meet all of the general conditions for OTC drugs and all of the conditions contained in an applicable final monograph to be considered generally recognized as safe and effective (GRAS/GRAE) and to be marketed without FDA approval of a marketing application. The general conditions include, among other things, compliance with cGMP, establishment registration and labeling requirements. Any product that fails to conform to each of the general conditions and a monograph is subject to regulatory action. We believe our promoted branded cough and cold OTC products conform to an FDA OTC monograph.

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

Some pharmaceutical companies and others have opposed the FDA’s interpretation of Section 505(b)(2), despite the approval of numerous products by the FDA pursuant to Section 505(b)(2) over the last several years. A change in interpretation by the FDA of Section 505(b)(2) could prevent or delay the approval of any Section 505(b)(2) NDAs that we submit.

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

Regulation of Controlled Substances

We, our third party manufacturers and certain of our products including ZUTRIPO, REZIRA, VITUZ, REPREXAIN (a product we promote for Amneal Pharmaceuticals for short term management of acute pain), their generic equivalents, and certain other generic products are subject to the Controlled Substances Act, which institutes registration, recordkeeping, reporting, labeling, packaging, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. Accordingly, we must adhere to a number of requirements with respect to our controlled substance products including registration, recordkeeping and reporting requirements; labeling and packaging requirements; security controls, procurement and manufacturing quotas; and certain restrictions on refills.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use in treatment in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest relative risk of abuse and Schedule V substances the lowest relative risk of abuse. In January 2013, an FDA advisory panel voted to impose tighter restrictions on all products containing hydrocodone that, if approved by the FDA, would result in ZUTRIPRO, REZIRA, VITUZ and REPREXAIN being classified as Schedule II substances.

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

The Budget Control Act, passed in 2011, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction was unable to reach required goals, triggering, among other things, automatic reductions to the budgets of federal health agencies and an automatic two-percent reduction to Medicare payments to healthcare providers. These spending reductions went into effect on April 1, 2013. The Bipartisan Budget Act of 2013 extended the two-percent reduction to Medicare payments to healthcare providers for two years through fiscal year 2023.

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

Other Federal Criminal and Civil Health Care Laws. The Social Security Act contains numerous penalties for fraud and abuse in the health care industry, such as imposition of a civil monetary penalty, a monetary assessment, exclusion from participation in federal health care programs or a combination of these penalties. Additionally, Health Care Reform provided that a violation of certain provisions of the FDCA constitutes a federal health care offense.

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

Employees

As of December 31, 2013, we had 191 full-time employees, consisting of 63 employed by Pernix Manufacturing; 91 sales representatives; 4 engaged in research, development and regulatory affairs; and 33 engaged in management, finance, administration and warehouse operations.  None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be satisfactory.

Available Information

We make available free of charge on or through our internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our internet address is www.pernixtx.com.  Information is also available through the Securities and Exchange Commission’s website at www.sec.gov or is available at the Securities and Exchange Commission’s Public Reference Room located at 100 F Street, NE, Washington DC, 20549. Information on the operation of the Public Reference Room is available by calling the Securities and Exchange Commission at 800-SEC-0330.

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

We have sought growth largely through acquisitions, including the acquisitions of Macoven in 2010, GSL and Cypress in 2012 and Pernix Sleep (f/k/a Somaxon) in 2013.  As part of our ongoing expansion strategy, we plan to make additional strategic acquisitions of products and companies.  However, our Amended Credit Agreement with MidCap and the Indenture governing the Notes include restrictive covenants, which include, among other things, restrictions on the incurrence of indebtedness, as well as certain consolidations, acquisitions, mergers, purchases or sales of assets and capital expenditures, subject to certain exceptions and permissions limited in scope and dollar value. In addition to these restrictive covenants our Amended Credit Agreement with MidCap contains certain financial covenants. For additional information, see Note 15, Debt and Lines of Credit, to our consolidated financial statements included in this Annual Report on Form 10-K. In the future, we may pursue growth opportunities through acquisitions that are not directly similar to those currently operated by us. We cannot assure you that acquisitions will be available on terms attractive to us. Moreover, we cannot assure you that such acquisitions will be permissible under our existing Amended Credit Agreement with MidCap or the Indenture governing the Notes or that we will be able to arrange financing on terms acceptable to us or to obtain timely federal and state governmental approvals on terms acceptable to us, or at all.

We may be unable to successfully integrate newly acquired businesses and realize the anticipated benefits of these acquisitions.

Management has in the past, and will in the future, devote significant attention and resources to integrating the business practices and operations of any newly acquired business. Potential difficulties we have or may in the future encounter in the integration process include the following:

●
the inability to successfully combine our businesses with any newly acquired business and meet the capital requirements of the combined business, in a manner that permits us to achieve the cost savings or revenue enhancements anticipated to result from these acquisitions, which would result in the anticipated benefits of the acquisitions not being realized in the time frame currently anticipated or at all;

●	lost sales and customers as a result of certain customers of Pernix or the newly acquired business deciding not to do business with the combined company;

●	the additional complexities of integrating companies with different core products and markets;

●	potential unknown liabilities and unforeseen increased expenses associated with an acquisition; and

●	performance shortfalls as a result of the diversion of management’s attention caused by integrating the operations of a newly acquired business with those of Pernix.

For all these reasons, you should be aware that it is possible that integrating a newly acquired business could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our products, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisitions, or could otherwise adversely affect our business and financial results.

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

Our business operations and financial position could be adversely affected as a result of our substantial indebtedness.

As of December 31, 2013, after giving effect to the issuance of Notes under the Indenture and our Amended Credit Agreement with MidCap in February 2014, we would have had $81.9 million of debt outstanding and the ability to borrow approximately $23.1 million under our Amended Credit Agreement with MidCap subject to borrowing base capacity.  This significant indebtedness could have important consequences.  For example, it may:

●	make it difficult for us to satisfy our obligations under the Notes, the Amended Credit Agreement with MidCap and our other indebtedness and contractual and commercial commitments;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

●	restrict us from making strategic acquisitions, entering new markets or exploiting business opportunities;

●	place us at a competitive disadvantage compared to our competitors that have proportionally less debt;

●	limit our ability to borrow additional funds and/or leverage our cost of borrowing; and

●	decrease our ability to compete effectively or operate successfully under adverse economic and industry conditions.

As of March 12, 2014, we believe that our existing cash and cash from operations will be sufficient to continue to fund our existing level of operating expense, certain planned development activities and general capital expenditure requirements through 2014.  Further, we continue to have additional opportunities to recognize synergistic savings from our acquisitions as certain contractual commitments expire,  to pace our research and development spend as available capital permits and to potentially sell non-core assets. In the event our capital resources are otherwise insufficient to meet future capital requirements and operating expenses, we may seek to finance our cash needs through public or private equity or debt financings, strategic relationships, including the divestiture of non-core assets, assigning receivables, milestone payments or royalty rights, or other arrangements. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of its attention away from our day-to-day activities, which may adversely affect our management’s ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be permissible under the Indenture or the Amended Credit Agreement with MidCap or otherwise available on acceptable terms, if at all. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve additional restrictive covenants. Any exploration of strategic alternatives may not result in an agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms. The inability to enter into a strategic transaction, or a strategic transaction that is not successful or on attractive terms, could accelerate our need for cash and make securing funding on reasonable terms more difficult. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Despite our significant level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness in the future. Although certain of our agreements, including the Amended Credit Agreement with MidCap and the Indenture governing our Notes limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. To the extent that we incur additional indebtedness, the risks associated with our substantial leverage described above, including our possible inability to service our debt (including the Notes), would increase.

Our debt service obligations may adversely affect our cash flow.

A higher level of indebtedness increases the risk that we may default on our debt obligations. We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our operations.

Our ability to generate cash flows from operations and to make scheduled payments on our indebtedness will depend on our future financial performance. Our future financial performance will be affected by a range of economic, competitive and business factors that we cannot control, such as those risks described in this section.  A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. These alternative strategies may not be effected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness.

If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which may allow our creditors at that time to declare outstanding indebtedness to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements.

In addition, the borrowings under our Amended Credit Agreement with MidCap bear interest at variable rates and other debt we incur could likewise be variable-rate debt. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed thereunder remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

The Indenture governing the Notes and the Amended Credit Agreement with MidCap impose significant operating and/or financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The Indenture governing the Notes and the Amended Credit Agreement with MidCap contain covenants that restrict our and our subsidiaries’ ability to take various actions, such as:

●	incur additional debt;

●	pay dividends and make distributions on, or redeem or repurchase, their capital stock;

●	make certain investments, purchase certain assets or other restricted payments;

●	sell assets, including in connection with sale-leaseback transactions;

●	create liens;

●	enter into transactions with affiliates;

●	make lease payments in exceeding a specified amount; and

●	merge, consolidate or transfer all or substantially all of their assets.

In addition, the Indenture provides that we are required to maintain a minimum liquidity of $8.0 million at all times.

Upon the occurrence of a change of control, as described in the Indenture, holders of the Notes may require us to repurchase for cash all or part of their Notes at a repurchase price equal to 100% plus a specified percentage (that is initially 40% and declines over the life of the Notes) of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.  If, upon the occurrence of a change of control, as described in the Indenture, a holder elects to convert its Notes in connection with such change of control, such holder may be entitled to an increase in the conversion rate as described in the Indenture.  To the extent such increase in the conversion rate would result in the conversion price of the Notes to be less than $2.3278 per share (subject to adjustment) and equal to or greater than $2.09 per share (subject to adjustment), we will be obligated to deliver cash in lieu of any share that was not delivered on account of such limitation.  However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or payments of cash on Notes converted in connection with certain change of control transactions. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the Notes in connection with certain change of control transaction as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the change of control itself could also lead to a default under agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions in connection with certain change of control transactions. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

In addition, the Amended Credit Agreement with MidCap requires that we maintain a minimum amount of EBITDA and net invoiced revenues unless we demonstrate minimum liquidity of at least $30 million.

Our ability to comply with these covenants will likely be affected by many factors, including events beyond our control, and we may not satisfy those requirements. Our failure to comply with our debt-related obligations could result in an event of default under the particular debt instrument, which could permit acceleration of the indebtedness under that instrument and, in some cases, the acceleration of our other indebtedness, in whole or in part.

These restrictions will also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that would be in our interest.

Our ability to borrow under the Amended Credit Agreement with MidCap is limited by the amount of our borrowing base. Any negative impact on the elements of our borrowing base, such as accounts receivable and inventory could reduce our borrowing capacity under the Amended Credit Agreement with MidCap.

If we fail to attract and retain key personnel, we may be unable to successfully develop or commercialize our products.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified managerial personnel. We are highly dependent upon our executive management team, particularly Douglas Drysdale, our Chairman, President and Chief Executive Officer. The loss of the services of Mr. Drysdale or any one or more other members of our executive management team or other key personnel could delay or prevent the successful completion of some of our development and commercialization objectives.

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

The development and commercialization of drugs is highly competitive. We face competition with respect to our currently marketed products and any products that we may seek to develop or commercialize in the future. Our competitors include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other private and public research organizations that seek patent protection and establish collaborative arrangements for development, manufacturing and commercialization. We face significant competition for our currently marketed products. Some of our currently marketed branded products, including ZUTRIPRO and, REZIRA, do not have patent protection and in most cases face generic competition. All of our products face significant price competition from a range of branded and generic products for the same therapeutic indications.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in SILENOR are limited in ways that affect our ability to exclude third parties from competing against us. In particular, we do not hold composition of matter patents covering the active pharmaceutical ingredient, or API, of SILENOR. Composition of matter patents on APIs are a particularly effective form of intellectual property protection for pharmaceutical products, as they apply without regard to any method of use or other type of limitation. As a result, competitors who obtain the requisite regulatory approval can offer products with the same API as SILENOR so long as the competitors do not infringe any method of use or formulations patents that we may hold.

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

As of December 31, 2013, our sales force consisted of approximately 90 full-time sales representatives. In October 2013 we entered into a co-promotion agreement with Cumberland Pharmaceuticals, Inc., or Cumberland, under which Cumberland will promote Omeclamox-Pak to gastroenterologists across the United States through its field sales force.

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

Some of our products, including  ZUTRIPO, REZIRA, VITUZ, their generic equivalents and certain other generic products contain controlled substances, which are regulated by the DEA under the Controlled Substances Act. DEA quota requirements limit the amount of controlled substance drug products a manufacturer can manufacture and the amount of API it can use to manufacture those products. We may experience difficulties obtaining raw materials needed to manufacture our products as a result of DEA regulations and because of the limited number of suppliers of pseudoephedrine, an active ingredient in several of our products. If we are unsuccessful in obtaining quotas, unable to manufacture and release inventory on a timely and consistent basis, fail to maintain an adequate level of product inventory, or if inventory is destroyed or damaged or reaches its expiration date, patients might not have access to our products, our reputation and our brands could be harmed and physicians may be less likely to prescribe our products in the future, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We, our third party manufacturers and certain of our products including ZUTRIPO, REZIRA, VITUZ, their generic equivalents, and certain other generic products are subject to the Controlled Substances Act and DEA regulations thereunder. Accordingly, we must adhere to a number of requirements with respect to our controlled substance products including registration, recordkeeping and reporting requirements; labeling and packaging requirements; security controls, procurement and manufacturing quotas; and certain restrictions on refills. Failure to maintain compliance with applicable requirements can result in enforcement action that could have a material adverse effect on our business, financial condition, results of operations and cash flows. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could result in criminal proceedings.

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

We generally experience some effects of seasonality due to increases in demand for cough and cold products during the winter season. Accordingly, sales of cough and cold products and associated revenue have generally increased at a higher rate immediately prior and during the winter season. In the future, this seasonality may cause fluctuations in our financial results. In addition, other seasonality trends may develop and the existing seasonality that we experience may change.

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

The majority of our sales are to a small number of pharmaceutical wholesale distributors, which in turn sell our products primarily to retail pharmacies, which ultimately dispense our products to the end consumers. In 2013, Cardinal Health accounted for 24% of our total gross sales, McKesson Corporation accounted for 35% of our total gross sales, and AmerisourceBergen Drug Corporation accounted for 20% of our total gross sales.

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

We enter into collaboration arrangements from time to time on a selective basis. Our collaborations may not be successful. Of our current product portfolio, we market NATROBA (a prescription treatment for head-lice which we co-promote with ParaPRO, LLC), its generic equivalent,  REPREXAIN and OMECLAMOX-PAK pursuant to collaboration arrangements. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

Our success will depend in part on our ability to obtain and maintain protection for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of pharmaceuticals is highly uncertain and involves complex legal and scientific questions. We rely upon patents, trade secret laws and confidentiality agreements to protect our technology and products. We may not be able to obtain additional patent rights relating to our technology or products and pending patent applications to which we have rights may not issue as patents or if issued, may not issue in a form that will be advantageous to us. Even if issued, any patents issued to us or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. For example, the principal patent protection that covers SILENOR consists of method of use patents. This type of patent protects the product only when used or sold for the specified method. However, this type of patent does not limit a competitor from making and marketing a product that is identical or similar to SILENOR for an indication that is outside of the patented method. Moreover, physicians may prescribe such a competitive or similar product for off-label indications that are covered by the applicable patents. Some physicians are prescribing generic 10mg doxepin capsules and generic oral solution doxepin for insomnia on such an off-label basis in lieu of prescribing SILENOR. In addition, some managed healthcare plans are requiring the substitution of these generic doxepin products for SILENOR, and some pharmacies are suggesting such substitution. Although such off-label prescriptions may induce or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law and includes a number of significant changes to U.S. patent law. These include changes in the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office is currently developing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act did not become effective until 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the cost of prosecuting our patent applications, our ability to obtain patents based on our patent applications and our ability to enforce or defend our issued patents. An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or, if established, maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. The cost to us of any patent litigation or other proceedings, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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

As of March 12, 2014, we had approximately $64.6 million of cash and cash equivalents and $32.0 million of potential availability under our Amended Credit Agreement with MidCap . We believe that our existing cash and cash from operation and available credit will be sufficient to enable us to fund our existing level of operating expense, certain planned development activities and general capital expenditure requirements through 2014. Further, we continue to have additional opportunities to recognize synergistic savings from our acquisitions as certain contractual commitments expire,  to pace our research and development spend as available capital permits and to potentially  sell non-core assets. Our future capital requirements will depend on many factors, including:

●	our ability to successfully integrate the operations of Cypress and Somaxon;

●	the level of product sales from our currently marketed products and any additional products that we may market in the future;

●	the extent to which we acquire or invest in products, businesses and technologies;

●	the scope, progress, results and costs of clinical development activities for our product candidates;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the number of, and development requirements for, additional product candidates that we pursue;

●	the costs of commercialization activities, including product marketing, sales and distribution;

●	the extent to which we choose to establish additional collaboration, co-promotion, distribution or other similar arrangements for our products and product candidates; and

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims.

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

On February 26, 2014, we received a letter from The NASDAQ Stock Market stating that, as a result of the resignations of Cooper C. Collins, James E. Smith, Jr. and Anthem Blanchard from our Board of Directors and Audit Committee on February 21, 2014, we no longer complied with either the requirement that our Audit Committee have three independent members or the requirement that a majority of our Board of Directors be independent, as set forth in NASDAQ Listing Rules 5605(c)(2) and 5605(b)(1), respectively. Under applicable NASDAQ Listing Rules, we have 45 calendar days to submit to NASDAQ a plan to regain compliance with NASDAQ Listing Rules 5605(b)(1) and 5605(c)(2).  Upon acceptance of our compliance plan, NASDAQ may grant us an extension of up to 180 calendar days from the date of the notification letter to evidence compliance with these rules. We intend to submit our plan to NASDAQ and take appropriate steps to regain compliance in the time allowed by NASDAQ. On March 13, 2014, we announced the appointment of John Sedor as a member of our Board of Directors. Mr. Sedor qualifies as an independent director within the meaning of the independent director guidelines of NASDAQ and will serve on our Audit Committee, Nominating Committee and as Chairman of the Compensation Committee.

If we fail to meet all applicable listing requirements of the NASDAQ Global Market and it determines to delist our common stock, trading, if any, in our shares may continue to be conducted on the Over-the-Counter Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets.” Delisting of our shares would result in limited release of the market price of those shares and limited analyst coverage and could restrict investors’ interest and confidence in our securities. Also, a delisting could have a material adverse effect on the trading market and prices for our shares and our ability to issue additional securities or to secure additional financing. In addition, if our shares were not listed and the trading price of our shares was less than $5.00 per share, our shares could be subject to Rule 15g-9 under the Exchange Act which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, our securities could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in those shares, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our securities and our ability to raise additional capital.

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

The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry, including our collaborators. Announcements that may subject the price of our common stock to substantial volatility include announcements regarding:

●	our operating results, including the amount and timing of sales of our products and our ability to successfully integrate the operations of newly acquired businesses;

●	the availability and timely delivery of a sufficient supply of our products;

●	our licensing and collaboration agreements and the products or product candidates that are the subject of those agreements;

●	the results of discoveries, preclinical studies and clinical trials by us or our competitors;

●	the acquisition of technologies, product candidates or products by us or our competitors;

●	the development of new technologies, product candidates or products by us or our competitors;

●	regulatory actions with respect to our product candidates or products or those of our competitors; and

●	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We did not make any distributions for the years ended December 31, 2013, 2012 and 2011. We are currently investing in our promoted product lines and product candidates and do not anticipate paying dividends in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our Amended Credit Agreement with MidCap and the Indenture governing the Notes  prohibit us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Holders of our outstanding 8.00% Convertible Senior Notes due 2019 have the ability to exercise significant influence over our management and affairs and matters requiring stockholder approval.

Upon conversion of our outstanding Notes, the Note holders will own an aggregate of 18,055,555 shares of our common stock,  which represents approximately 32% of our outstanding common stock upon conversion.  In addition, two of these holders have each been granted the right to nominate a member of our board of directors.  As a result, these Note holders have the ability to exercise significant influence over our management and affairs and matters requiring stockholder approval.  The interests of these holders may differ from or conflict with the interests of our other stockholders.

Sales of a substantial number of shares of our common stock or equity-linked securities could cause our stock price to fall.

Sales of a substantial number of shares of our common stock or equity-linked securities, including the Notes, in the public market or the perception that these sales might occur, could depress the market price of our common stock and the Notes and could impair our ability to raise capital through the sale of additional equity or equity-linked securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock or the Notes.  The price of our common stock also could be affected by possible sales of common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage activity involving our common stock that may develop as a result of the issuance of the Notes. The hedging or arbitrage could, in turn, affect the trading prices of the Notes, or any common stock that holders receive upon conversion of the Notes.

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

Our stock price is subject to fluctuation, which may cause an investment in our stock or our Notes to suffer a decline in value.

The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been extremely volatile and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause a decline in the value of our common stock, which would likely significantly affect the market price of the Notes.  This may result in significantly greater volatility in the trading value of the Notes than would be expected for nonconvertible debt securities we may issue.

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

Some of our specialty pharmaceutical products are marketed in the United States without an FDA-approved marketing application because they have been considered by us to be identical, related or similar to products that have existed in the market without an NDA or ANDA. These products are marketed subject to the FDA’s regulatory discretion and enforcement policies, and it is possible that the FDA could disagree with our determination that one or more of these products is identical, related or similar to products that have existed in the marketplace without an NDA or ANDA. On March 3, 2011, the FDA announced its intent to remove certain unapproved prescription cough, cold, and allergy products from the U.S. market and named products from two cough and cold product families that Pernix sold, as well as certain Cypress products. The FDA provided three dates for the cessation of manufacturing, shipping or other introduction or delivery into commerce – March 3, 2011 for drugs not listed with the FDA under Section 510 of the FDCA, June 1, 2011 for cessation of manufacturing of listed drugs and August 31, 2011 for cessation of shipping of listed drugs covered by the notice. Manufacturing or shipping of the drug products covered by the notice beyond the date specified can result in enforcement action, including seizure, injunction, or other judicial or administrative proceedings. The time periods will not be extended for those who have submitted but not yet received approval of an NDA or ANDA application for a drug product covered by the notice. The Company completed the conversion of the ALDEX and BROVEX product families, two of our legacy cough and cold product families,  to OTC monograph from DESI drugs in 2011. The Company believes it has appropriately marketed these lines as OTC monograph products. If the FDA were to disagree with our determination, it could require the removal of our unapproved products from the market, which would significantly reduce our gross sales.  We voluntarily discontinued these products in 2013.

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

Our sales of currently marketed products are, and any future sales of our product candidates will be, dependent, in part, on the availability of coverage and reimbursement from third-party payors, including government health care programs such as Medicare and Medicaid, and private insurance plans. All of our products are generally covered by managed care and private insurance plans. Generally, the status or tier within managed care formularies, which are lists of approved products developed by MCOs, varies but coverage is similar to other products within the same class of drugs. For example, CEDAX is covered by private insurance plans similar to other marketed, branded cephalosporins. However, the position of any of our branded products that requires a higher patient copayment may make it more difficult to expand the current market share for such product. In some cases, MCOs may require additional evidence that a patient had previously failed another therapy, additional paperwork or prior authorization from the MCO before approving reimbursement for a branded product. Some Medicare Part D plans also cover some or all of our products, but the amount and level of coverage varies from plan to plan. We also participate in the Medicaid Drug Rebate program with the Centers for Medicare & Medicaid Services and submit all of our products for inclusion in this program. Coverage of our products under individual state Medicaid plans varies from state to state. Additionally, some of our products are purchased under the 340B Drug Pricing Program, which is codified as Section 340B of the Public Health Service Act. Section 340B limits the cost of covered outpatient drugs to certain federal grantees, federally qualified health center lookalikes and qualified disproportionate share hospitals.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

We own the real property, subject to a mortgage, in which we currently operate our corporate headquarters and manufacturing facility. It is located in Houston, Texas and comprises two non-adjacent properties with a total of 63,215 square feet of manufacturing, storage and office space.

We lease 3,184 square feet in Mount Pleasant, South Carolina, which serves as our accounting office. The term of this lease expires on June 30, 2015, and our lease payment is approximately $4,100 per month, which is subject to certain annual escalators.  We also lease a 5,000 square-foot office facility and a 7,200 square-foot warehouse facility in Magnolia, Texas. The facilities are leased from a limited liability company wholly-owned by one of our current officers and one of our former directors. The term of each lease is month to month and may be terminated by either party without penalty. As of December 31, 2013, Pernix pays rent of approximately $5,300 for this facility.

We lease the property in which we operate our Cypress and Hawthorn operations in Madison, Mississippi. It is comprised of 7,840 square feet of office space and 51,830 square feet of warehouse space and the lease expires June 30, 2014. The lease payment is approximately $29,800 per month. We do not plan to renew this lease and will be transitioning the inventory storage and distribution functions currently operated at this facility to Cardinal’s 3PL facility in La Vergne, Tennessee.

Additionally, we lease the property on which we operate our Pernix Sleep operations in San Diego, California. It is comprised of 4,595 square feet and the lease expires September 30, 2014. The lease payment is approximately $14,000 per month.
Pernix owns approximately 118 acres of undeveloped land in Charleston County, South Carolina which we acquired in our merger with Golf Trust of America, Inc. in March 2010.

ITEM 3.   LEGAL PROCEEDINGS

In re Somaxon Pharmaceuticals, Inc. Shareholder Litigation (Lead Case No. 37-201200087821-CU-SLCTL)

A purported class action lawsuit was filed in the Superior Court of California County of San Diego by Daniele Riganello, who, prior to the consummation of the merger between Pernix and Somaxon on March 6, 2013 (the “Merger”), was an alleged stockholder of Somaxon  (Riganello v. Somaxon, et al., No. 37-201200087821-CU-SLCTL). A second purported class action was also filed in the court by another alleged stockholder (Wasserstrom vs. Somaxon, et al., No. 37-2012-00029214-CU-SL-CTL). Both plaintiffs filed amended complaints on January 18, 2013. The lawsuits were consolidated into a single action captioned In re Somaxon Pharmaceuticals, Inc. Shareholder Litigation (Lead Case No. 37-201200087821-CU-SLCTL). The operative complaint named as defendants Somaxon, Pernix, Pernix Acquisition Corp. I, as well as each of the former members of Somaxon’s board of directors (the “Individual Defendants”). It alleged, among other things, that (i) the Individual Defendants  breached fiduciary duties they assertedly owed to Somaxon’s former stockholders in connection with the Merger (ii) Somaxon and Pernix aided and abetted the purported breaches of fiduciary duty; (iii) the merger consideration was unfair and inadequate; and (iv) the disclosures regarding the Merger in the Registration Statement on Form S-4, initially filed with the Securities and Exchange Commission on January 7, 2013 (as amended, the “Proxy Statement/Prospectus”), were inadequate.

On January 24, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Pernix and the other named defendants in such litigation signed a memorandum of understanding (the “MOU”) to settle such litigation. The MOU resolves the claims brought in the such litigation and provides a release and settlement by the purported class of Somaxon’s former stockholders of all claims against the defendants and their affiliates and agents in connection with the Merger. The parties executed a stipulation of settlement setting forth a plaintiff’s fee of $185,000 on July 3, 2013.  The court entered a preliminary approval of the settlement on January 17, 2014.  We sent notices to the class on January 31, 2014, and the final settlement approval hearing is scheduled for April 25, 2014, at which time we will be required to pay the plaintiff’s fee and attorney’s fees of $15,000, and the case will be dismissed.

Texas Attorney General Medicaid Investigation RE Cypress Pharmaceuticals

On May 9, 2013, our subsidiary, Cypress Pharmaceuticals, Inc., received notice from the Office of the Attorney General of the State of Texas that it had completed its initial analysis of transaction data provided by Cypress during 2012 to the Attorney General’s office and offering to settle all claims that the Attorney General alleged arose from Cypress’s prior actions under the Texas Medicaid Fraud Prevention Act.  Cypress and the Texas Attorney General entered into a Settlement Agreement effective February 6, 2014 finally settling all claims against Cypress through the effective date for an aggregate payment of $12 million, with $2 million paid up front, and $2 million due on the first five anniversaries of the effective date.

Stanton Keith Pritchard, as Sellers’ Agent v. Pernix Therapeutics Holdings, Inc. (U.S.D.C., So. Dist. Of TX)

On December 18, 2013, the selling shareholders of Cypress Pharmaceuticals, Inc. filed suit against Pernix to require Pernix to pay into the existing unfunded escrow account the $5.5 million holdback payment and the $4.5 million escrow payment that allegedly became due on December 16, 2013 under the Securities Purchase Agreement between the selling shareholders and Pernix dated November 12, 2012, as amended.  The parties entered into a settlement agreement dated January 27, 2014 pursuant to which each party waived and released all claims against the other party pursuant to the Securities Purchase Agreement (including Pernix’ put obligation pursuant to the agreement) in exchange for a one-time payment of $1.33 million to the Cypress shareholders by Pernix.  The payment was made, and the case was dismissed effective January 29, 2014.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 16, 2013, Pernix received approval from the NASDAQ Stock Market to transfer its common stock listing from the NYSE MKT LLC to the NASDAQ Global Market effective January 28, 2013. Pernix’s common stock is listed on the NASDAQ Global Market under the symbol “PTX.” On March 12, 2014, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, the closing price of Pernix’s common stock as reported on the NASDAQ Global Market was $3.74per share. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of Pernix’s common stock as quoted on the NYSE MKT LLC through January 27, 2013 and as quoted on the NASDAQ Global Market commencing January 28, 2013.

	Price range of common stock
	High	Low
Year Ended December 31, 2012:
First Quarter	10.75	8.39
Second Quarter	9.51	5.90
Third Quarter	9.20	6.20
Fourth Quarter	8.70	6.70
Year Ended December 31, 2013:
First Quarter	8.34	4.57
Second Quarter	5.18	2.93
Third Quarter	4.30	2.64
Fourth Quarter	3.59	1.68

Stockholder Information

On March 12, 2014, Pernix had 37,354,335 shares of common stock outstanding. As of March 12, 2014, those shares were held of record by approximately 107 registered holders.

Dividends

Pernix did not make any distributions for the years ended December 31, 2013, 2012 and 2011, and does not anticipate paying dividends in the foreseeable future. Additionally, our Amended Credit Agreement with MidCap and the Indenture governing the Notes include restrictions on our ability to make dividends and distributions. For additional information, see Note 15, Debt and Lines of Credit, to our consolidated financial statements included in this Annual Report on Form 10-K.

Stock Performance Graph

The following stock performance graph illustrates a comparison of the annual percentage change in the cumulative total stockholder return on our common stock.  The graph assumes an initial investment of $100 on December 31, 2008.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly-announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2013 through October 31, 2013	—	$—	—	$1,150,130
November 1, 2013 through November 30, 2013	—	$—	—	$1,150,130
December 1, 2013 through December 31, 2013	—	$—	—	$1,150,130
Total	—	$—	—	$1,150,130
———————
(1)
On May 12, 2010, our Board of Directors authorized the repurchase of up to $5,000,000 in shares of our common stock. As of December 31, 2013, approximately $1,150,130 remained available under the repurchase plan. The repurchase plan does not have a termination date and may be eliminated by our Board at any time.

Equity Compensation Plan Information

The following table sets forth information with respect to our common stock that has been authorized for issuance under all of Pernix’s equity compensation plans as of December 31, 2013. Pernix does not have any equity compensation plans which were not approved by its stockholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(2)
Equity Compensation Plans Approved by Security Holders	1,144,500	4.77	3,846,566
Equity Compensation Plans Not Approved by Security Holders
Total	1,144,500	4.77	3,846,566
———————
(1)
Includes 30,000 options, in the aggregate, issued under GTA’s 2007 Stock Incentive Plan which were assumed by Pernix in the reverse merger transaction on March 9, 2010. The weighted-average exercise price of all of the outstanding options under these plans is $3.53. Excludes 460,000 options, in the aggregate, granted to ParaPRO, LLC on August 3, 2011, that vest over seven years pursuant to the commercial terms of the co-promotion agreement between the Company and ParaPRO for the marketing and sale of NATROBA. These options have an exercise price of $3.65. All other outstanding options were issued from our Amended and Restated 2009 Stock Incentive Plan (the “Plan”).

(2)
Includes 2,972,493 shares remaining available for issuance under our 2009 Plan, which may be issued as options, stock appreciation rights, restricted stock, restricted stock units or performance awards, and 873,973 shares remaining to be granted under our 2010 Employee Stock Purchase Plan.

Recent Sales of Unregistered Securities

None.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data set forth below for the years ended December 31, 2013, 2012, and 2011 and at December 31, 2013 and 2012 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010, and 2009 are derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013(1,2,3,4,5,6,7)	2012(3,4,5,6,7)	2011(6,7)	2010(7)	2009(7)
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$84,872	$61,313	$60,606	$33,227	$27,930

Expenses:
Cost of sales	43,870	23,377	20,921	6,182	5,409
Selling, general and administrative expenses	62,551	35,452	22,158	15,188	12,382
Research and development	4,798	732	922	998	712
Loss from operations of the joint venture	−	240	814	−	−
Loss on plant, property and equipment, impairment of intangibles	19,638		380
Depreciation and amortization expense	8,676	3,201	2,303	1,239	211
Total costs and expenses	139,533	63,002	47,498	23,607	18,714

Income (loss) from operations	(54,661)	(1,689)	(13,108)	9,620	9,216

Other income (expense)	8,270	(95)	(171)	1,175	22

Income (loss) before income taxes	(46,391)	(1,784)	12,937	10,795	9,238

Income tax expense (benefit)	(20,756)	(374)	4,589	1,486	39

Net income (loss) before non-controlling interest	$(25,635)	$(1,410)	$8,348	$9,309	$9,199

Net loss attributable to non-controlling interest	−	−	−	−	(41)

Net income (loss) attributable to controlling interest	−	−	−	−	9,240

Net income (loss) per share attributable to controlling interest - basic	$(0.70)	$(0.05)	$0.35	$0.40	$0.44

Net income (loss) per share attributable to controlling interest - diluted	$(0.70)	$(0.05)	$0.34	$0.40	$0.44

	2013(1,2,3,4,5,6)	2012(3,4,5,6)	2011(6)	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$15,647	$23,023	$34,551	$8,260	$4,578
Total assets	211,386	251,447	82,564	46,034	13,412
Debt (current and non-current)	18,310	43,636	6,000	−	−
Contractual obligations (current and non-current)	19,791	15,896	1,890	4,000	−
Stockholders' equity	$110,722	$78,539	$49,624	$18,905	$5,376

(1)
On March 6, 2013, we acquired all of the outstanding common stock of Pernix Sleep, Inc. (f/k/a Somaxon Pharmaceuticals, Inc.).  The Somaxon acquisition broadened our product portfolio to include Silenor, a non-controlled substance approved for the treatment of insomnia characterized by difficulty with sleep maintenance.  The results of operations have been included in our consolidated financial statements since the acquisition date.

(2)	On September 11, 2013, we completed the sale of certain of our generic assets held by Cypress.

(3)
On December 31, 2012, we completed the acquisition of Cypress Pharmaceuticals, Inc., a privately-owned generic pharmaceutical company and its subsidiary, Hawthorn Pharmaceuticals, Inc., a privately owned, branded pharmaceutical company.  The assets and liabilities assumed from this acquisition are included in our consolidated balance sheet as of December 31, 2012.  The results of operations have been included in our consolidated financial statements since January 1, 2013.

(4)
On July 2, 2012, we acquired the business assets of Great Southern Laboratories, or GSL, a pharmaceutical contract manufacturing company located in Houston, Texas.  The results of operations have been included in our consolidated financial statements since the acquisition date.

(5)
On February 10, 2012, we entered into a controlled equity offering sales agreement.  We sold 2,966,739 shares of common stock under this controlled equity program for total net proceeds of approximately $23.8 million and closed the controlled equity offering on May 1, 2012.

(6)
On July 27, 2011, we completed an underwritten registered direct offering of 4,000,000 shares of common stock (3,000,000 shares of which were sold by Pernix and 1,000,000 shares of which were sold by certain selling shareholders).  Net proceeds from the transaction were approximately $19.3 million.

(7)
Certain reclassifications have been made to prior period amounts in our consolidated statements of income to conform to the current period presentation. These reclassifications related to the classification of cost of samples as a selling expense instead of including in cost of product sales and the classification of coupon processing and program administrative fees as selling expense instead of being included in net sales.  In addition, royalty expense was reclassified from a separate line item to cost of product sales.  These reclassifications had no effect on net income as previously reported.

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

Overview

We are a specialty pharmaceutical company that sells, markets, manufactures and develops a number of branded and generic pharmaceutical products primarily indicated for sleep, bacterial infections and cough and cold conditions. We intend to see continued growth through the promotion of our products to physicians, healthcare practitioners and consumers, as appropriate. Since inception, we have engaged in a number of acquisitions and licensing arrangements to expand our product offerings. As part of our ongoing expansion strategy, we plan to make strategic acquisitions of products and companies, as well as develop and in-license additional products, with the aim of adding chronic, non-seasonal, specialty products to our revenue base.

Our branded products include CEDAX®, an antibiotic for middle ear infections, and a family of prescription treatments for cough and cold (ZUTRIPRO®, REZIRA®, and VITUZ®). We also market SILENOR® (doxepin), which is approved for the treatment of insomnia characterized by difficulty with sleep maintenance and is not a controlled substance. We promote our branded products through our sales and marketing organization.

We also currently promote Omeclamox-Pak® through a License and Supply Agreement with GastroEntero-Logic, LLC.  We recently entered into a promotion agreement with Cumberland Pharmaceuticals pursuant to which Cumberland began promoting Omeclamox-Pak to gastroenterologists as discussed further below.

We recently entered into an Exclusive License Agreement with Osmotica Pharmaceutical Corp. to promote its desvenlafaxine product, Khedezla™ Extended-Release Tablets, 50 and 100 mg as discussed further below.

We sell our generic products in the areas of cough and cold, pain, vitamins, dermatology, antibiotics and gastroenterology through our wholly-owned subsidiaries, Macoven Pharmaceuticals, LLC, or Macoven, and Cypress Pharmaceuticals, Inc., or Cypress.

Our wholly-owned subsidiary, Pernix Manufacturing, LLC, or Pernix Manufacturing, manufactures and packages products for the pharmaceutical industry in a range of dosage forms.

Exclusive License Agreement.  On February 27, 2014, we entered into an exclusive license agreement with Osmotica Pharmaceutical Corporation to promote KHEDEZLA (desvenlafaxine) Extended-Release (ER) Tablets, 50 mg and 100 mg.  The sales and marketing of KHEDEZLA will be supported by our team of approximately 90 sales professionals, promoting the product to high desvenlafaxine prescribing physicians. The New Drug Application (NDA) for KHEDEZLA  Tablets was approved by the U.S. Food and Drug Administration pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act in July 2013. KHEDEZLA is indicated for the treatment of major depressive disorder (MDD).  Pursuant to the agreement, we agreed to make an upfront payment for the license and Osmotica’s existing inventory of Khedezla, certain milestone payments payable upon the achievement of certain cumulative sales milestones and royalty payments for sales achieved for promoting the product.  Subject to certain earlier termination rights, the initial term of the agreement expires in February 2024, with two year automatic renewals.

Note Offering.  On February 21, 2014, we issued $65 million aggregate principal amount of the Company’s 8.00% Convertible Senior Notes due 2019 in accordance with each of the Securities Purchase Agreements dated February 4, 2014 by and between the Company and the investors party thereto and the related Indenture dated February 21, 2014, by and between the Company and the trustee named therein.  See further discussion herein under the heading “Liquidity and Capital Resources.”

MidCap Revolver Amendment.  On February 21, 2014, we, together with our subsidiaries, entered into Amendment No. 1 to the Amended and Restated Credit Agreement with MidCap Funding IV, LLC, as Agent and as a lender, and the other lenders from time to time parties thereto.  This Amendment No. 1 amends the Amended and Restated Credit Agreement that the Company and its subsidiaries entered into, effective May 8, 2013, with MidCap Financial, LLC, as Administrative Agent and as a lender, and the additional lenders from time to time parties thereto. See further discussion herein under the heading “Liquidity and Capital Resources.”

Resignation of Directors.  At the request of the Company, on February 21, 2014, each of Cooper C. Collins, James E. Smith, Jr. and Anthem Blanchard resigned as members of the Board of Directors of the Company.  In addition, Mr. Collins also resigned as Chief Strategy Officer of the Company effective as of April 15, 2014.  These resignations did not relate to any disagreements with the Board of Directors (the “Board”) or management of the Company or disagreements with respect to matters related to the operations, policies or practices of the Company.

As a result of the Board resignations, the size of the Board was decreased to five directors, leaving two vacancies to be filled by the existing directors prior to the Company’s 2014 annual meeting of shareholders.  Funds managed by each of Athyrium Capital Management and Cetus Capital were given certain Board nomination rights.

As a result of the resignations of Messrs. Collins, Smith and Blanchard, the Company notified the Nasdaq Stock Market (“NASDAQ”) on February 21, 2014, that it was not in compliance with the majority independent director and audit committee requirements under NASDAQ Listing Rule 5605.   NASDAQ Listing Rule 5605(b)(1) requires that a majority of the board of directors be comprised of independent directors as defined in Rule 5605(a)(2).  NASDAQ Listing Rule 5605(c)(2)(A) requires that a corporation’s Audit Committee be comprised of at least three members, each of whom are independent directors. Currently, the Company’s Board consists of one independent director and two non-independent directors and the Audit Committee is comprised of one member who is the current independent director. The Company is actively pursuing independent director candidates and expects to fill the vacancies created by these resignation as soon as practicable.  The Company intends that these new independent directors will serve as members of the Audit Committee and the other applicable committees of the Board.

In accordance with NASDAQ Listing Rules 5605(b)(1)(A) and 5605(c)(4), the Company has a cure period during which it may regain compliance with the Listing Rules. In this case, the Company’s cure period will expire upon its 2014 annual shareholders’ meeting.  The Company expects to regain compliance on a timely basis prior to its 2014 annual meeting of shareholders.

Settlement with Former Shareholders of Cypress.  A Stipulation of Dismissal was filed with the United States District Court for the Southern District of Texas (Houston Division) on January 29, 2014 in connection with the settlement of all claims brought against the Company by the former shareholders (the “Plaintiff Shareholders”) of Cypress and all claims brought against the Plaintiff Shareholders by Cypress in connection with the purchase of Cypress by the Company pursuant to the Securities Purchase Agreement by and among the Company, Cypress and the Plaintiff Shareholders (the “Purchase Agreement”). See further discussion herein under the heading “Liquidity and Capital Resources.”

Texas Attorney General Medicaid Investigation.  The Company reached an agreement with the Attorney General of the State of Texas to settle all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by the Company in connection with a Civil Investigative Demand made on Cypress. See further discussion herein under the heading “Liquidity and Capital Resources.”

Promotion Agreement for Gastroenterology Product. In January 2012, we entered into a license and supply agreement with a private company for OMECLAMOX-PAK, an FDA-approved prescription product to treat gastroenterology disease. Under the terms of the agreement, we obtained exclusive marketing rights to this product in the United States. We paid an up-front license fee of $2.0 million and an additional fee of $2.0 million upon commercial launch of the product in July 2012. In addition to these license fees, the agreement calls for us to pay royalties and milestone payments based on the sales of the product.  On October 28, 2013, we entered into a promotion agreement with Cumberland Pharmaceuticals Inc. to promote Omeclamox-Pak. Pursuant to the agreement, Cumberland will promote Omeclamox-Pak to gastroenterologists in the United States, and we will continue to promote the product to certain primary care physicians. Cumberland paid an upfront payment of $4.0 million to us on October 29, 2013. There are also additional milestones at the first and second anniversary dates of the execution of the agreement totaling $4.0 million in the aggregate. Royalty payments ranging from 15% to 20% based on tiered levels of gross profits will be paid by Cumberland to the Company monthly.

Asset Dispositions.  On September 11, 2013, the Company completed the sale of certain of its generic assets held by Cypress to Breckenridge. The acquisition was consummated pursuant to the terms of the Purchase Agreement, as amended. Breckenridge paid the Company $2,000,000 in cash upon execution of the Purchase Agreement, and $17,850,000, before customary closing costs of approximately $173,000, in cash at Closing, and issued two promissory notes, each in an amount of $4,850,000, with one due on the first anniversary after Closing and the other due on the second anniversary after Closing, for an aggregate purchase price of up to $29,550,000. See Note 5, Disposition of Certain Cypress Assets, to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Renegotiation of Natroba Co-Promotion Agreement.  In September 2013, the Company amended the terms of our co-promotion agreement with ParaPRO.  ParaPRO assumed responsibility for distribution of NATROBA and related activities, and the Company and its subsidiaries no longer purchase quantities of NATROBA at a discount for sale to customers.  The Company continues to provide promotion services for NATROBA in its assigned territories for co-promotion fees based on prescriptions generated by its sales force.  With respect to generic products covered by the agreement, the Company continues to provide distribution and co-promotion services for fees based on units distributed and prescriptions dispensed in defined territories.   See Note 19, Other Revenue Sharing Arrangements, to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion

U.S. License of Cough, Cold, Sinus & Allergy Intellectual Property. Effective August 30, 2013, the Company re-licensed all of our rights to these assets in the United States and licensed the Dr. Cocoa trademark and logo to infirst+ in exchange for a royalty of 5% of net sales in the United States through 2019 and 2.5% of net sales in the United States and Canada from 2020 through 2029.  Our subsidiary, Pernix Manufacturing, entered into a supply agreement with infirst+ to supply certain of infirst+’s manufactured products in the United States.  As a result of this transaction, the Company no longer has any rights to a royalty for products utilizing the intellectual property described above outside of the United States and Canada. See Note 11, Investment in Joint Venture, to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Merger with Somaxon. On March 6, 2013, the Company acquired all of the outstanding common stock of Somaxon Pharmaceuticals, Inc. pursuant to an agreement and plan of merger dated December 10, 2012. As a result of the merger, each outstanding share of Somaxon common stock was converted into the right to receive approximately 0.478 shares of the Company’s common stock, with cash paid in lieu of fractional shares. As a result of the merger, the Company issued an aggregate of approximately 3,665,689 shares of its common stock to the former stockholders of Somaxon.  See Note 4, Business Combinations and Other Acquisitions, to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Acquisition of Cypress. On December 31, 2012, we completed the acquisition of a privately-owned, generic pharmaceutical company, Cypress Pharmaceuticals, Inc. and its branded pharmaceutical subsidiary Hawthorn Pharmaceuticals, Inc., which we refer to collectively herein as Cypress. Cypress offers a wide array of generic pharmaceutical products in the areas of cough and cold, nutritional supplements, analgesics, urinary tract, women’s health, pre-natal vitamins and dental health, as well as allergy, respiratory, iron deficiency, nephrology and pain management. Hawthorn offers a broad portfolio of branded products including allergy, respiratory, iron deficiency, nephrology and pain management. See Note 4, Business Combinations and Other Acquisitions, and Note 23, Subsequent Events, to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

As part of the funding for this acquisition, we entered into a $42 million credit facility on December 31, 2012 with Midcap Funding V, LLC, as administrative agent, as a lender and as co-bookrunner and sole lead arranger, Business Development Corporation of America, as co-bookrunner, and additional lenders from time to time party thereto. See Note 15, Debt, and Note 23, Subsequent Events, to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Acquisition of GSL. On July 2, 2012, we completed our acquisition of the business assets of Great Southern Laboratories, or GSL, a pharmaceutical contract manufacturing company located in Houston, Texas. We closed on the related real estate on August 30, 2012. Upon the final closing, we paid an aggregate of approximately $4.6 million, net of the $300,000 escrow that was refunded to us subsequent to close, and assumed certain liabilities totaling approximately $5.9 million, for substantially all of GSL’s assets, including the land and buildings in which GSL operates. GSL has an established manufacturing facility with an existing base of customers in the pharmaceutical industry, which provides us with additional income and potential cost savings. We acquired the GSL assets through our wholly owned subsidiary, Pernix Manufacturing, LLC, or PML. See Note 4, Business Combinations and Other Acquisitions, to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

Financial Operations Overview

The discussion in this section describes our consolidated income statement categories. For a discussion of our consolidated results of operations, see “Results of Operations” below.

For the years ended December 31, 2013, 2012 and 2011, our net sales were approximately $84,872,000, $61,313,000 and $60,607,000, respectively, and our net (loss) income before income taxes was approximately ($46,391,000), ($1,784,000) and $12,937,000, respectively.

Our net cash (used in) provided by operating activities for the years ended December 31, 2013, 2012 and 2011 was approximately ($6,532,000), ($1,926,000) and $9,397,000, respectively.

Net Revenues

Pernix’s net revenues consist of net product sales, manufacturing revenue and revenue from co-promotion and other revenue sharing agreements. Pernix recognizes product sales net of estimated allowances for product returns, price adjustments (including customer rebates, service fees, chargebacks and other discounts), government program rebates (Medicaid, Medicare and other government sponsored programs) and prompt pay discounts. The primary factors that determine Pernix’s net product sales are the level of demand for Pernix’s products, unit sales prices, the applicable federal and supplemental government program rebates, contracted rebates, chargebacks and service fees and other discounts that Pernix may offer. In addition to our own product portfolio, from time to time we may enter into co-promotion or other revenue sharing arrangements pursuant to which we receive a percentage of revenue on sales of our products that they generate. Revenue from agreements pursuant to which contracted third parties market products to which we have rights and submit a specified profit share to us and other revenue such as sales of API (active pharmaceutical ingredients) was approximately $4,329,000, $4,514,000 and $5,543,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Manufacturing revenue from Pernix Manufacturing, acquired in July 2012 as discussed previously, was approximately $3,011,000 and $5,424,000 for the years ended December 31, 2013 and 2012, respectively. The following table sets forth a summary of Pernix’s net sales revenue for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Upper respiratory, allergy and antibiotic products	$54,583	$39,094	$61,454
Gastroenterology	9,641	8,830	122
Dietary supplements and medical food products	29,112	11,964	4,509
Analgesics	21,946	14,007	7,889
Sleep maintenance	12,956	—	—
Dermatology products	5,417	7,211	11,865
Other products	11,400	958	—
Gross Product Sales	145,055	82,064	85,839
Sales Allowances	(67,523)	(30,689)	(30,775)
Net Product Sales	77,522	51,375	55,064
Manufacturing revenue	3,011	5,424	—
Co-promotion and other revenue	4,329	4,514	5,543
Net Sales Revenues	$84,872	$61,313	$60,607

Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments, and Medicaid Rebates

The following table sets forth a summary of our allowances for product returns, government program rebates and price adjustments as of December 31, 2013:

	Product Returns	Government Program Rebates	Price Adjustments
	(in thousands)
Balance at December 31, 2010	$4,313	$4,432	$1,744
Current provision:
Adjustments to provision for prior year sales	498	1,137	300
Provision – current year sales	4,784	9,969	12,311
Payments and credits	(3,883)	(9,695)	8,904
Balance at December 31, 2011	5,712	5,843	5,451
Allowances assumed in acquisition of Cypress	5,901	1,175	4,586
Current provision:
Adjustments to provision for prior year sales	1,840	(1,075)	(272)
Provision – current year sales	5,426	7,689	15,368
Payments and credits	(6,822)	(6,595)	(14,173)
Balance at December 31, 2012	12,057	7,037	10,960
Allowances assumed in acquisition of Somaxon	776	479	1,113
Post-closing opening balance sheet adjustments	1,374	391	416
Allowances for certain co-promotion agreements (1)	58	110	483
Reclass from contingent consideration	3,934	—	—
Current provision:
Adjustments to provision for prior year sales	1,611	(921)	(300)
Provision – current year sales	9,394	6,335	48,567
Payments and credits	(17,155)	(9,495)	(42,938)
Balance at December 31, 2013	$12,049	3,936	18,301

(1)
Allowances for certain co-promotion agreements represent allowances for which the expense is the responsibility of the other party to the co-promotion agreement.  However, since we are responsible for the remittance of the payment of these deduction items to the billing third party, these items are included in accrued allowances on our balance sheet.

Product Returns. Consistent with industry practice, we offer contractual return rights that allow our customers to return short-dated or expiring products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. Our products have a 15 to 36-month expiration period from the date of manufacture. We adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. We estimate returns at percentages up to 10% of sales of branded products (may be higher for product launches or on sales of short dated product).  Returns estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage for our products.  In addition to the accrual on sales during the year ended December 31, 2013, we recorded an additional returns allowance for the returns of certain recalled products of approximately $390,000 and reclassified approximately $300,000 in unrealized price adjustments and approximately $921,000 in unrealized Medicaid rebates on these recalled products due to the fact that they will now be returned instead of prescribed under Medicaid.  We also reclassed approximately $3,943,000 from the contingent consideration liability to the returns allowance for the year ended December 31, 2013 as the result of the settlement of the litigation and related indemnification claims with the former Cypress shareholders.  The returns reserve may be adjusted as we accumulate sales history and returns experience on our portfolio of products. We review and adjust these reserves quarterly. If estimates regarding product demand are inaccurate, if changes in the competitive environment effect demand for certain products, or if other unforeseen circumstances effect a product’s salability, actual returns could differ and such differences could be material. For example, a 1% difference in our provision assumptions for the year ended December 31, 2013 would have affected pre-tax earnings by approximately $1,459,000.

Government Program Rebates. The liability for government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future government program utilization for each product sold. As we become aware of changing circumstances regarding the Medicaid and Medicare coverage of our products, we will continue to incorporate such changing circumstances into the estimates and assumptions that we use to calculate government program rebates. If our estimates and assumptions prove inaccurate, we may be subject to higher or lower government program rebates. For example, with respect to the provision for the year ended December 31, 2013, a 1% difference in the provision assumptions based on utilization would have effected pre-tax earnings by approximately $572,000 and a 1% difference in the provisions based on reimbursement rates would have affected pre-tax earnings by approximately $135,000.

Price Adjustments. Our estimates of price adjustments which include customer rebates, service fees, chargebacks and other discounts are based on our estimated mix of sales to various third-party payors who are entitled either contractually or statutorily to discounts from the listed prices of our products and contracted service fees with our wholesalers. In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from our estimates, we may be required to pay higher or lower total price adjustments than originally estimated. For example, for the year ended December 31, 2013, a 1% difference in the assumptions based on the applicable sales would have affected pre-tax earnings by approximately $2,073,000.

We, from time to time, offer certain promotional product-related incentives to our customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, we have initiated coupon programs for certain of our promoted products whereby we offer a point-of-sale subsidy to retail consumers. We estimate our liabilities for these coupon programs based on redemption information provided by a third party claims processing organization. We account for the costs of these special promotional programs as a reduction of gross revenue when applicable products are sold to the wholesalers or other retailers. Any price adjustments that are not contractual but that are offered at the time of sale are recorded as a reduction of revenue when the sales order is recorded. These adjustments are not accrued as they are offered on a non-recurring basis at the time of sale and are recorded as an expense at the time of the sale. These allowances may be offered at varying times throughout the year or may be associated with specific events such as a new product launch or to reintroduce a product. Approximately 8% of the provision relates to point-of-sale discounts to the wholesaler.

Prompt Payment Discounts. We typically require our customers to remit payments within the first 30 days for branded products (60 to 120 days for generics, depending on the customer and the products purchased). We offer wholesale distributors a prompt payment discount if they make payments within these deadlines. This discount is generally 2% to 3%, but may be higher in some instances due to product launches and/or industry expectations. Because our wholesale distributors typically take advantage of the prompt pay discount, we accrue 100% of the prompt pay discounts, based on the gross amount of each invoice, at the time of our original sale, and apply earned discounts at the time of payment. This allowance is recorded as a reduction of accounts receivable and revenue. We adjust the accrual periodically to reflect actual experience. Historically, these adjustments have not been material. We do not anticipate that future changes to our estimates of prompt payment discounts will have a material impact on our net revenue. Prompt pay discounts were approximately $3,053,000,  $1,713,000 and $1,775,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Cost of Product Sales

Our cost of product sales is primarily comprised of the costs of manufacturing and distributing our pharmaceutical products and profit sharing and royalty expenses related to co-promotion and license agreements with third parties. In particular, cost of product sales includes manufacturing, packaging and distribution costs, the cost of active pharmaceutical ingredients and the write-off of obsolete inventory. We partner with third parties to manufacture certain of our products and product candidates while some of our products are manufactured by Pernix Manufacturing, the manufacturing plant that we acquired in July 2012.

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

For further discussion of our agreements that are subject to a profit split arrangement or royalty, see Note 4, Business Combinations and Other Acquisitions, and Note 19, Other Revenue Sharing Arrangements, to our consolidated financial statements included in this Annual Report on Form 10-K.

The cost of NATROBA is included in our cost of product sales from August 2011 (the month of launch) to September 30, 2013. We pay wholesale average cost less a nominal discount when we purchase NATROBA inventory. Under the original agreement with ParaPRO, we received a contracted cost of goods rebate per unit when the product was shipped to retailers in our specified territories. Under the renegotiated terms effective August 12, 2012, we receive a flat co-promotion fee on NATROBA per unit based on prescriptions in our specified territories. Because of the structure of the NATROBA agreement, we recognize significantly lower margins on sales of NATROBA as compared to the other products we market.  Subsequent to September 30, 2013, we no longer distribute the product but still market the product pursuant to the co-promotion agreement and receive a set fee per prescription in specified territories.

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

General and Administrative Expenses

General and administrative expenses primarily include salaries, benefits and overhead of management and administrative personnel; legal and professional fees; consulting fees; deal expenses, pharmaceutical excise taxes, and all lines of insurance. Pernix’s general and administrative expenses have increased significantly from the year ended December 31, 2012 due to the acquisition of Pernix Manufacturing and growth in our operating infrastructure resulting in personnel additions and their related overhead costs, costs related to the expansion of our product portfolio and expenses in support of growing a public company.

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

Amortization Expense. Amortization expense is recognized for certain of our intangible assets, consisting primarily of licensing and acquisition agreements, including but not limited to, the customer relationships acquired in the acquisition of GSL in July 2012, the license related to the non-codeine antitussive drug in development (BC 1036) acquired in May 2012, the OMECLAMOX-PAK license acquired in February 2012, CEDAX in March 2010 and Macoven in September 2010, which are amortized over their estimated useful lives using the straight-line method. See Note 12, Intangible Assets, to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion.

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

Revenue Recognition

We record revenue from product sales and co-promotion agreements when realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.  At the time of a product sale, estimates for a variety of sales deductions, such as returns on product sales, government program rebates, price adjustments and prompt pay discounts are recorded. Refer to the discussion of sales deductions above under “Allowances for Product Returns, Medicaid Rebates, Price Adjustments (chargebacks, rebates, vendor fees, coupons and point-of-sale discounts), and Prompt Pay Discounts” herein.

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

For arrangements that involve the delivery of more than one element, each product, service and/or right to use assets is evaluated to determine whether it qualifies as a separate unit of accounting.  This determination is based on whether the deliverable has “stand-alone value” to the customer.  The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable.  The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price (TPE) and (iii) best estimate of selling price (BESP).  The BESP reflects the best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis.  In most cases we expect to use TPE or BESP for allocating consideration to each deliverable.  The consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

The Company recognizes revenue from milestone payments when earned, provided that (i) the milestone event is substantive in that it can only be achieved based in whole or in part on either the entity's performance or on the occurrence of a specific outcome resulting from the entity's performance and its achievability was not reasonably assured at the inception of the collaboration arrangement and (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone earned and (iii) it would result in additional payments being due to the Company.  Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. Any amounts received under the promotion arrangement in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as the Company completes its performance obligations.  See Note 19, Other Revenue Sharing Arrangements, to our consolidated financial statements included in this Annual Report on Form 10-K for analysis of milestone events deemed to be substantive or non-substantive.

Manufacturing revenue is recognized when the finished product is shipped to the customer.

Stock Based Compensation

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. Pernix accounts for its stock based compensation pursuant to ASC 718, Accounting for Stock Options and Other Stock Based Compensation. ASC 718 also establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. See Note 20, Employee Compensation and Benefits, and Note 24, Subsequent Events, to our consolidated financial statements included in this Annual Report on Form 10-K, regarding the calculation of the value of options issued and other details regarding all stock based compensation awarded in the years then ended.

Inventory

Inventory primarily consists of finished goods which include pharmaceutical products ready for commercial sale or distribution as samples as well as Pernix Manufacturing’s inventory of raw materials and packaging supplies for the manufacture of products. Inventory is stated at the actual cost per bottle determined under the specific identification method. Pernix’s estimate of the net realizable value of its inventories is subject to judgment and estimation. The actual net realizable value of its inventories could vary significantly from its estimates and could have a material effect on its financial condition and results of operations in any reporting period. An allowance for slow-moving or obsolete inventory or declines in the value of inventory is determined based on management’s assessments. The raw materials the Company has in inventory are provided to certain of our manufacturers to utilize in the manufacture of our products and, from time to time, are sold to other companies to utilize in their own products. As of December 31, 2013 and 2012, we had approximately $13,810,000 and $22,014,000 in inventory, respectively, which is net of a reserve of approximately $2,634,000 and $1,057,000 as of December 31, 2013 and 2012, respectively.  Inventory at December 31, 2013 includes an increase in the basis of acquired inventory from the Cypress and Somaxon acquisitions of approximately $2,714,000.  Inventory at December 31, 2012 includes approximately $5,577,000 in inventory acquired in the acquisition of Cypress plus an increase in the basis of this inventory of $8,600,000.

Results of Operations

Comparison of the Year Ended December 31, 2013 and 2012

Net Revenues. Net revenues were approximately $84,872,000 and $61,313,000 for the years ended December 31, 2013 and 2012, respectively, an increase of approximately $23,559,000, or 38.4%. The Cypress and Hawthorn product portfolio, acquired on December 31, 2012, contributed approximately $34,503,000 in net revenues and the Somaxon product, acquired on March 6, 2013, contributed approximately $6,681,000 in net revenues.  These increases were offset by a decrease in the net revenues of our legacy portfolio (pre-acquisition portfolio) of products of approximately $15,213,000 and a decrease in the manufacturing revenue of approximately $2,412,000.  This decrease was due in part to (i) the discontinuation of the sale of certain generic products due to patent litigation settlement, (ii) the discontinuation of certain cough and cold products, and (iii) the change in the terms of the co-promotion agreement for NATROBA with ParaPRO pursuant to which we no longer recognize the gross sales of NATROBA.  Gross to net deductions as a percent of gross product sales have increased by approximately 10% primarily due to rebates under managed care contracts as well as coupon programs initiated on more of our products and increased utilization under our coupon programs.  Total net revenues during the year ended December 31, 2013 consisted of 54% from brand product sales and 46% from generic product sales compared to 61% brand and 39% generic during the year ended December 31, 2012.

Allowances for Product Returns, Medicaid Rebates, Price Adjustments (chargebacks, rebates, vendor fees, coupons and point-of-sale discounts), and Prompt Pay Discounts. Product returns allowances are based on the products’ expiration dates, which are generally 15 to 36-months from the date the product was originally sold. For the years ended December 31, 2013 and 2012, product returns allowances were approximately $10,699,000, or 7.4% of gross product sales, and $7,266,000, or 8.8% of gross product sales, respectively. The decrease in the product returns allowances as a percentage of gross product sales was primarily due to the addition of the Cypress generic portfolio which has lower returns as a percentage of gross product sales than our brand portfolio and our legacy generic products.

Government program rebates were approximately $5,423,000, or 3.8% of gross product sales, and $6,614,000 or 7.9% of gross product sales, respectively, for the years ended December 31, 2013 and 2012. The liability for government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future government program utilization. The decrease in rebates as a percentage of gross product sales was primarily due to changes in Medicaid coverage in 2013 and a shift in marketing focus that reduced Medicaid prescriptions of our products.

Price adjustments were approximately $51,400,000, or 35.5% of gross product sales and $16,809,000, or 20.2% of gross product sales, respectively, for the years ended December 31, 2013 and 2012. The increase in price adjustments as a percentage of gross product sales was due primarily to rebates under managed care contracts as well as coupon programs initiated on more of our products and increased utilization under our coupon programs. In addition, several of our customers increased their distribution service fee rates in 2013 which is charged on all products these customers purchase.  Rebates and chargebacks are not typically a component of customer contracts for brand products so price adjustments are primarily impacted by generic sales.  Contributing to the increase was price protection adjustments of approximately $1,381,000 resulting from a generic product price increase during the year.

Prompt pay discounts taken were approximately $3,053,000, or 2.1% of gross product sales and $1,713,000, or 2.1% of gross product sales, for the years ended December 31, 2013 and 2012, respectively. Approximately $532,000 and $728,000 in accrued allowances for prompt pay discounts was netted against accounts receivable at December 31, 2013 and 2012, respectively.

Cost of Sales. Cost of sales was approximately $43,870,000, or 29.7% of gross product sales, and $23,377,000, or 26.3% of gross product sales, for the years ended December 31, 2013 and 2012, respectively, an increase of approximately $20,493,000, or 2.3% of gross product sales. Approximately $6,359,000 of this amount is from the increased basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions that was recognized for products sold during the year ended December 31, 2013. The remaining increase in basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions is approximately $2,714,000, and will be amortized on a pro-rata basis as the acquired inventory is sold and included in cost of sales in future periods.  The allowance for obsolete and slow moving inventory, included in cost of sales, was approximately $3,037,000 in the year ended December 31, 2013 compared to approximately $822,000 in the year ended December 31, 2012.  Cost of sales, excluding the cost associated with the increase in inventory basis and the allowance for obsolete and slow moving inventory, was approximately $34,474,000, or 23.4% of gross product sales, similar to the prior year period which was approximately $22,555,000, or 25.4%.

Gross Margin. Gross profit margin on the net sales of our products was 55.8% (excluding the increase in the cost of sales attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing) and 61.9% for the years ended December 31, 2013 and 2012, respectively, a decrease of approximately 6.1%.  This decrease in gross margin is due to an increase in obsolete and slow moving inventory as well as an increase in the number of products subject to profit sharing arrangements.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were approximately $62,551,000 and $35,452,000 for the years ended December 31, 2013 and 2012, respectively, an increase of approximately $27,099,000, or 76.4%.

Overall compensation expense represented approximately $26,142,000, or 41.7%, and $17,267,000, or 48.7%, of total selling, general and administrative expenses for the years ended December 31, 2013 and 2012, respectively.  The increase of approximately $8,876,000 in overall compensation expense is primarily due to the addition of Cypress employees effective January 1, 2013, and the addition of Pernix Manufacturing employees in July 2012 offset by decreases resulting from the reorganization of the consolidated company and the elimination and consolidation of certain management level and staff positions.

Other selling, general and administrative expenses were approximately $36,409,000 and $18,185,000 for the years ended December 31, 2013 and 2012, respectively, an increase of approximately $18,224,000.  This increase was primarily due to the incremental increase of the SG&A expenses from the acquisitions of Cypress, Somaxon and the manufacturing facility.  In addition, during the year ended December 31, 2013, Pernix recorded the fair value of the settlement of the Texas Medicaid litigation of approximately $9,780,000.

Research and Development Expenses (R&D). R&D expenses were approximately $4,798,000 and $732,000 for the years ended December 31, 2013 and 2012, respectively. The increase of $4,066,000 was primarily due to expenses incurred related to the in-process research and development, including the compensation of the individuals in the R&D department, acquired in connection with the acquisition of Cypress and furthering the development of a late-stage pediatric product.

Loss from the Operations of the Joint Venture. The loss from the operations of our former joint venture with SEEK was approximately $0 and $240,000 for the years ended December 31, 2013 and 2012. The joint venture was terminated in May 2012. For further discussion, see Note 11, Investment in Joint Venture, to our consolidated financial statements included in this Annual Report on Form 10-K.

Depreciation and Amortization Expense. Depreciation expense was approximately $672,000 and $324,000 for the years ended December 31, 2013 and 2012, respectively. Amortization expense was approximately $8,004,000 and $2,878,000 for the years ended December 31, 2013 and 2012, respectively. The increase in amortization expense of approximately $5,126,000 is primarily due to the addition of intangible assets in the acquisitions of Cypress and Somaxon.   For further discussion, see Note 12, Intangible Assets and Goodwill, to our consolidated financial statements included in this Annual Report on Form 10-K.

Change in the Fair Value of the Put Right.  During the year ended December 31, 2013, we recorded increases in the value of the put right of approximately $8,361,000.  The put right was waived pursuant to a settlement with the former shareholders of Cypress and the related gain of approximately $11,726,000 was included in Gain on Contingent Consideration and Put Right on the income statement to our consolidated financial statements included in this Annual Report on Form 10-K.

Change in the Fair Value of the Contingent Consideration.  During the year ended December 31, 2013, we recorded decreases in the value of the contingent consideration of approximately $805,000.  Approximately $3,934,000 of the contingent consideration was reclassed to the returns allowance and approximately $1,050,000 was reclassed to goodwill in connection with the resolution of certain indemnification claims included in the settlement with the former shareholders of Cypress.  Approximately $4,542,000 in contingent consideration was included in Gain on Contingent Consideration and Put Right on the income statement to our consolidated financial statements included in this Annual Report on Form 10-K as we do not expect the trigger any of the future milestones that would require payment of this contingent consideration.

Gain on Sale of Investment.  On June 14, 2013, the Company sold all its shares of TherapeuticsMD for approximately $4,605,000 in cash proceeds, recognizing a gain on the investment of approximately $3,605,000.

Interest Expense, net. Interest expense was approximately $4,182,000 and $169,000 for the years ended December 31, 2013 and 2012, respectively. The increase in interest expense of approximately $4,013,000 was primarily due to the interest and related financing costs from the Amended and Restated Credit Agreement.  Interest income was approximately $134,000 and $74,000 for the years ended December 31, 2013 and 2012, respectively. For further discussion, see Note 15, Debt and Lines of Credit, to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Allowances for Product Returns, Medicaid Rebates, Price Adjustments (chargebacks, rebates, vendor fees, coupons and point-of-sale discounts), and Prompt Pay Discounts. Product returns allowances are based on the products’ expiration dates, which are generally 15 to 36-months from the date the product was originally sold. For the years ended December 31, 2012 and 2011, product returns allowances were approximately $7,266,000, or 8.8%, of gross product sales, and $5,283,000, or 6.1%, of gross product sales, respectively. The increase in the product returns allowances as a percentage of gross product sales was primarily due to changes in Medicaid coverage in 2012 that reduced Medicaid prescriptions of our products resulting in overstocked units that were returned as well as higher returns on a product with a 15-month shelf life that was launched in June 2011.

Government program rebates were approximately $6,614,000, or 8.0% of gross product sales, and $11,106,000 or 12.8% of gross product sales, respectively, for the years ended December 31, 2012 and 2011. The liability for government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future government program utilization. The decrease in rebates as a percentage of gross product sales was primarily due to changes in Medicaid coverage on certain of our products in 2012.

Price adjustments were approximately $15,096,000, or 18.4% of gross product sales and $12,611,000, or 14.5% of gross product sales, respectively, for the years ended December 31, 2012 and 2011. The increase in price adjustments as a percentage of gross product sales was due primarily to an increase in coupon utilization on our products. Rebates and chargebacks are not typically a component of customer contracts for brand products so price adjustments are primarily impacted by generic sales.

Prompt pay discounts taken were approximately $1,713,000, or 2.0% of gross product sales and $1,775,000, or 2.0% of gross product sales, for the years ended December 31, 2012 and 2011, respectively. Approximately $728,000 and $393,000 in accrued allowances for prompt pay discounts was netted against accounts receivable at December 31, 2012 and 2011, respectively.

Cost of Sales. Cost of sales was approximately $23,377,000, or 28.5% of gross product sales, and $20,921,000, or 24.1% of gross product sales, for the years ended December 31, 2012 and 2011, respectively, an increase of approximately $2,456,000, or 11.7%. The increase in cost of sales was primarily due to approximately $2,508,000 in product manufacturing costs incurred by Pernix Manufacturing on sales to external customers, approximately $1,730,000 in increased expense from co-promotion and other profit sharing arrangements on OMECLAMOX-PAK® (launched in June 2012) and certain generic products (launched during the fourth quarter of 2011), and a decrease of approximately $1,580,000 in cost of goods rebates as a result of the restructure of the NATROBA agreement. This increase was partially offset by a decrease of approximately $1,928,000 in the costs of product sales resulting from the decrease in gross product sales and a decrease of approximately $1,283,000 in inventory write-offs.

Gross Margin. Gross profit margin on the sale of our products was 65% and 69% for the years ended December 31, 2012 and 2011, respectively. The decrease in gross profit margin is primarily due to the sale of lower margin products and profit sharing arrangements with various parties. For additional information on our gross profit margin, see Note 16, Concentrations, to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Loss from the Operations of the Joint Venture. The loss from the operations of our former joint venture with SEEK was approximately $240,000 and $814,000 for the years ended December 31, 2012 and 2011, respectively, which represents primarily research and development costs related to the development of a non-codeine antitussive drug designed to address the serious need for a safer and more effective, non-opiod treatment for persistent cough. The joint venture was terminated in May 2012. For further discussion, see Note 11, Investment in Joint Venture, to our consolidated financial statements included in this Annual Report on Form 10-K.

Depreciation and Amortization Expense. Depreciation expense was approximately $324,000 and $97,000 for the years ended December 31, 2012 and 2011, respectively. Amortization expense was approximately $2,878,000 and $2,205,000 for the years ended December 31, 2012 and 2011, respectively. The increase in amortization expense of approximately $673,000, or 30.5%, is due to the addition of intangible assets in the acquisition of GSL and other licenses acquired in 2012 (including the license for OMECLAMOX-PAK®). For further discussion, see Note 12, Intangible Assets and Goodwill, to our consolidated financial statements included in this Annual Report on Form 10-K.

Interest Expense, net. Interest expense was approximately $169,000 and $212,000 for the years ended December 31, 2012 and 2011, respectively, related to our line of credit and insurance financing arrangements. Interest income was approximately $74,000 and $41,000 for the years ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Pernix’s net (loss) income was approximately ($25,635,000), $(1,410,000) and $8,348,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Pernix requires cash to meet its operating expenses and for research and development, capital expenditures, acquisitions, and in-licenses of rights to products. To date, Pernix has funded its operations primarily from product sales, co-promotion agreement revenues, proceeds from equity offerings and debt facilities.

As further described below, recent events significantly impacting our liquidity and capital resources include:

●
the settlement of all claims brought against us by the former shareholders (the “Plaintiff Shareholders”) of Cypress and all claims brought against the Plaintiff Shareholders by Cypress in connection with the purchase of Cypress;

●
the settlement with the Attorney General of the State of Texas of all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by the Company;

●	the issuance of $65 million aggregate principal amount of Convertible Senior Notes due 2019; and

●	the Amended Credit Agreement with Midcap which provides for the addition of a $20 million uncommitted accordion feature to the lenders’ existing $20 million revolving loan commitment.

Settlement with Former Shareholders of Cypress.  A Stipulation of Dismissal was filed with the United States District Court for the Southern District of Texas (Houston Division) on January 29, 2014 in connection with the settlement of all claims brought against us by the former shareholders (the “Plaintiff Shareholders”) of Cypress and all claims brought against the Plaintiff Shareholders by Cypress in connection with the purchase of Cypress by us pursuant to the Securities Purchase Agreement by and among the Company, Cypress and the Plaintiff Shareholders (the “Purchase Agreement”). As part of the settlement, Pernix has agreed to pay $1,330,000 to the Plaintiff Shareholders on or before February 7, 2014, which amount was accrued at the time of the Cypress acquisition as a contingent consideration in our financial statements. This payment was made according to these terms.  In exchange for this payment, both parties released all claims against the other parties, which includes the Plaintiff Shareholders waiving any rights to the put obligation of the Company included in the Purchase Agreement. Additionally, this payment repays in full all currently existing obligations by us to fund the escrow account or to pay the holdback amount under the Purchase Agreement. The settlement also modified the language relating to the milestone payment payable to the Plaintiff Shareholders pursuant to the Purchase Agreement but still reflects a one-time payment of $5,000,000, payable in cash or stock, upon the achievement of one of such milestones.

Texas Attorney General Medicaid Investigation.  We reached an agreement with the Attorney General of the State of Texas to settle all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by us in connection with a Civil Investigative Demand made on Cypress. As part of the settlement, we have agreed to pay $12,000,000 to the State of Texas, which amount was accrued, net of a discount to fair value of approximately $2,220,000, in our financial statements at December 31, 2013 and recorded as an expense during the quarter ended December 31, 2013. An initial payment of $2,000,000 was due and payable within ten business days of the effective date of the final settlement agreement (the “Effective Date”) and was paid accordingly.  Thereafter, we will make subsequent payments of $2,000,000 on each of the first five anniversaries of the Effective Date.

Note Offering.  On February 21, 2014, we issued $65 million aggregate principal amount of our 8.00% Convertible Senior Notes due 2019 (the “Notes”) in accordance with each of the Securities Purchase Agreements (the “Securities Purchase Agreements”), dated February 4, 2014 by and between the Company and the investors party thereto (the “Investors”). We anticipate using the net proceeds from the issuance of Notes for the acquisition of accretive specialty products, as well as for working capital and general corporate purposes. The Notes are governed by the terms of an indenture (the “Indenture”), dated as of February 21, 2014, between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”).  The Notes are the senior unsecured obligations of the Company and bear interest at a rate of 8.00% per annum, payable quarterly in arrears on March 15, June 15, September 15 and December 15, beginning on June 15, 2014. The Notes will mature on February 15, 2019, unless earlier converted or repurchased. The Notes will be convertible into shares of our common stock, par value $0.01 per share (the “Common Stock”), at an initial conversion rate of 277.7778 shares of Common Stock per $1,000 principal amount of the Notes, which corresponds to an initial conversion price of approximately $3.60 per share of Common Stock and represents a conversion premium of approximately 72% based on the last reported sale price of the Common Stock of $2.09 on February 4, 2014, the date upon which the Securities Purchase Agreements were entered.  The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends, payment of cash dividends and the below-market-price issuance of Common Stock. If, upon the occurrence of a change of control, as described in the Indenture, a holder elects to convert its Notes in connection with such change of control, such holder may be entitled to an increase in the conversion rate as described in the Indenture.  To the extent such increase in the conversion rate would result in the conversion price of the Notes to be less than $2.3278 per share (subject to adjustment) and equal to or greater than $2.09 per share (subject to adjustment), we will be obligated to deliver cash in lieu of any share that was not delivered on account of such limitation. We may not redeem the Notes prior to the maturity date and no “sinking fund” is provided for the Notes, which means that we are not required to periodically redeem or retire the Notes. Upon the occurrence of a change of control, as described in the Indenture, holders of the Notes may require us to repurchase for cash all or part of their Notes at a repurchase price equal to 100% plus a specified percentage (that is initially 40% and declines over the life of the notes) of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.

In connection with the issuance of Notes, on February 21, 2014, we and funds managed by each of Athyrium Capital Management and Cetus Capital entered into Representation Agreements (the “Representation Agreements”), pursuant to which we agreed to amend the Indenture to increase the interest rate on the Notes to 11.00%, if (i) prior to the 2014 annual shareholders’ meeting (a) any of Doug Drysdale, Steven Elms or Michael Pearce ceases to be a member of our board of directors without each of such Investors’ prior written consent, except in the event of death or disability or (b) one of such Investors has designated one other director and such person has not been appointed to our board of directors within five business days of such notice or (ii) on any date prior to the earlier of the date of our third annual shareholders’ meeting that occurs after the date of Representation Agreements and the date upon which the Notes held by each such Investor are convertible into less than 5% of our Common Stock, (a) the number of members on our board of directors exceeds five, unless such increase was approved by each such Investor’s designee, (b) with respect to any election of directors by the our shareholders, we fail to nominate, our board of directors fails to recommend, or our shareholders fail to elect, one director designated by each such Investor, as notified by each such Investor to the Company at least ten business days prior to the filing of any proxy statement relating to the election of directors, provided that such Investor designee satisfies certain nominating criteria described in the Representation Agreements or (c) any such designee of such Investor dies, becomes disabled, retires, resigns, is removed or otherwise ceases to be a director, and such Investor designates a replacement therefor by written notice to us and the other Board members fail to appoint such replacement designee within ten business days provided that such Investor designee satisfies certain nominating criteria described in the Representation Agreements; provided that following any subsequent appointment of such Investor’s designee to our board of directors, we shall be permitted to reduce the interest rate for the Notes to 8.00% upon delivery of an officer’s certificate to the trustee for the Notes stating that the condition for such reduction has been satisfied.

Also in connection with the issuance of the Notes, on February 21, 2014, we and the Investors entered into Registration Rights Agreements (the “Registration Rights Agreements”), pursuant to which we agreed to file a resale registration statement for the resale of the Common Stock underlying the Notes no later than December 31, 2018.  The Investors were also given certain demand registration rights and “piggyback” registration rights as more fully described in the Registration Rights Agreements.

MidCap Revolver Amendments.  On February 21, 2014, in connection with the Notes offering, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the “Amendment” and together with the Amended and Restated Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with MidCap Funding IV, LLC, as Agent and as a lender (“MidCap”), and the other lenders from time to time parties thereto.  In addition to allowing for the Note issuance, the Amendment provides for the addition of a $20 million uncommitted accordion feature to the lenders’ existing $20 million revolving loan commitment.  Pursuant to the Amendment, MidCap and the other lenders released their liens on certain of our assets.  The obligations under the Amended Credit Agreement are secured by a first priority security interest in our accounts, inventory, deposit accounts, securities accounts, securities entitlements, permits and cash.

The covenants contained in the Amended Credit Agreement require us to maintain a minimum amount of EBITDA and net invoiced revenues unless we demonstrate minimum liquidity of at least $30 million.  The Amended Credit Agreement continues to include customary covenants for a secured credit facility, which include, among other things, (a) restrictions on (i) the incurrence of indebtedness, (ii) the creation of or existence of liens, (iii) the incurrence or existence of contingent obligations, (iv) making certain dividends or other distributions, (v) certain consolidations, mergers or sales of assets and (vi) purchases of assets, investments and acquisitions; and (b) requirements to deliver financial statements, reports and notices to the Agent and the other lenders, provided that, the restrictions described in (a)(i)-(vi) above are subject to certain exceptions and permissions limited in scope and dollar value. The Amended Credit Agreement also contains customary representations and warranties and event of default provisions for a secured credit facility.

In connection with the Amendment, we entered into an Amended and Restated Security and Pledge Agreement (the “Amended and Restated Security Agreement”) with MidCap as Agent.  The Amended and Restated Security Agreement amends and restates the Security and Pledge Agreement, dated as of December 31, 2012, that we entered into with MidCap Funding V, LLC (the “Original Security Agreement”).  The Amended and Restated Security Agreement creates a security interest in favor of MidCap, for the benefit of the lenders from time to time parties to the Amended and Restated Security Agreement, in our accounts, inventory, deposit accounts, securities accounts, securities entitlements, permits and cash as security for our repayment of our obligations under the Amended Credit Agreement.

Under the Amended and Restated Credit Agreement effective May 7, 2013, our borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the Amended and Restated Credit Agreement provided for an advance of up to $3 million in excess of our borrowing base until June 8, 2013, at which time all excess amounts were repaid.  Pursuant to the terms of the Amended and Restated Credit Agreement, the closing of the sale of the Cypress assets triggered a requirement by us to repay the term loan included in the Amended and Restated Credit Agreement.  At the closing of the sale of these assets as further described below, we paid approximately $7.7 million from the sale proceeds to MidCap in fulfillment of this requirement, and as a result, the term loan has been repaid in full.  As of March 12, 2014, the outstanding balance under the revolver was $8.0 million.

The loans under this facility bear interest at a rate equal to the sum of the LIBOR rate (with a floor of 1.5%) plus an applicable margin of 7.50% per annum. Pursuant to the Amended and Restated Credit Agreement, the Company paid certain customary fees to the administrative agent and lenders.

Under the Amended and Restated Credit Agreement, the revolving loan will be paid based on our cash receipts.  In addition, we are able to voluntarily prepay outstanding amounts under the revolving loan commitment at any time, subject to certain prepayment penalties.

Disposition of Certain Cypress Assets.  As described in Note 1, Company Overview, and Note 5, Disposition of Certain Cypress Assets, to our consolidated financial statements included in this Annual Report on Form 10-K, on September 11, 2013, we closed on the sale of certain generic assets and ANDAs owned by our subsidiary, Cypress, to Breckenridge Pharmaceutical, Inc. for $30 million.  Under the terms of the agreement, Breckenridge paid us $20 million in an upfront payment and $9.7 million of which is to be paid in two equal payments over the next two years.  The assets include seven previously marketed products, eight Abbreviated New Drug Applications (ANDAs) filed at the FDA, and certain other ANDAs in various stages of development and the transfer of $1.0 million in inventory.

Pernix has an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants for aggregate proceeds of up to $75,000,000, of which $29,000,000 remains available for issuance.

Cash Flows

The following table provides information regarding Pernix’s cash flows for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Year Ended December 31, (in thousands)
Cash (used in) provided by	2013	2012	2011
Operating activities	$(6,532)	$(1,926)	$9,397
Investing activities	23,387	(64,897)	(2,175)
Financing activities	(24,231)	55,295	19,069
Net increase (decrease) in cash and cash equivalents	(7,376)	$(11,528)	$26,291

Net Cash (Used In) Provided By Operating Activities

Net cash used in operating activities for the years ended December 31, 2013 and 2012 was approximately $(6,532,000) and $(1,926,000), respectively. Net cash used in operating activities for the year ended December 31, 2013 primarily reflected Pernix’s net loss of approximately $25,635,000, adjusted by non-cash expenses totaling approximately $19,773,000, offset by a non-cash deferred income tax benefit of approximately $22,516,000 and approximately $21,846,000 in net changes in accounts receivable, inventories, accrued expenses, and other operating assets and liabilities. Non-cash expenses for the year ended December 31, 2013 included depreciation of approximately $672,000, amortization of  intangibles and interest accretion on contingent consideration of approximately $8,004,000, amortization of deferred financing costs of approximately $1,295,000, stock compensation expense of approximately $2,048,000, stock option expense for options issued to ParaPRO of approximately $548,000, the change in the fair value of contingent consideration, including the put right, of approximately $7,556,000, the impairment charge on certain intangible assets of approximately $19,429,000, the loss on disposal of software and equipment of approximately $208,000, offset by accretion of interest on notes receivable of approximately $114,000, gain on the sale of certain stock held as an investment of approximately $3,605,000 and the gain on the contingent consideration, including the put right, resulting primarily from the settlement with the former shareholders of Cypress of approximately $16,269,000.

The cash flow used in operating activities was offset by cash inflows from our receivables for which the balance decreased by approximately $12,163,000 from the year ended December 31, 2012 to the year ended December 31, 2013 primarily attributable to the divesture of certain Cypress generic products, the discontinuation of certain legacy cough and cold products and certain products being on backorder at December 31, 2013.  Inventories decreased approximately $7,406,000 from December 31, 2012 to December 31, 2013 attributable to the same reasons as the accounts receivable decrease.  Prepaid expenses and other assets increased by approximately $2,180,000 from December 31, 2012 to December 31, 2013 due to coupon program funding and product related government fees.

Accounts payable decreased by approximately $3,545,000 from the year ended December 31, 2012 to the year ended December 31, 2013 due primarily to the decrease in inventory purchases as well as timing of payments. Accrued liabilities and allowances increased by approximately $7,360,000 from the year ended December 31, 2012 to the year ended December 31, 2013 primarily due to the settlement related to the Texas Attorney General Medicaid investigation offset by cash used in the payment of personnel costs and other accrued expenses.

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

Accounts receivable increased by approximately $3,886,000 from the year ended December 31, 2011 to the year ended December 31, 2012 primarily attributable to higher generic product sales, which have longer payment terms than brand sales. Inventories decreased approximately $650,000 from December 31, 2011 to December 31, 2012 primarily as a result of lower inventory purchases in the fourth quarter of 2012. Prepaid expenses and other assets increased by approximately $180,000 from December 31, 2011 to December 31, 2012 due to prepaid product related government fees and coupon program funding.

Accounts payable increased by approximately $1,842,000 from the year ended December 31, 2011 to the year ended December 31, 2012 due primarily to the addition of GSL’s accounts payable. Accrued liabilities and allowances increased approximately $2,406,000 from December 31, 2011 to December 31, 2012 primarily due to an increase in accrued allowances for sales deductions and an increase in commissions payable.

Net Cash (Used In) Provided By Investing Activities

Net cash provided by (used in) investing activities for the years ended December 31, 2013 and 2012 was approximately $23,387,000 and $(64,897,000), respectively.  The cash provided by investing activities for the year ended December 31, 2013 consisted of approximately $4,605,000 in proceeds from the sale of TherapeuticsMD stock, approximately $19,588,000 in proceeds from the sale of certain Cypress assets,  approximately $31,000 in proceeds from the sale of certain equipment, offset by approximately $310,000 paid to former owners of Cypress under a reimbursement obligation related to Cypress cash balances at closing and approximately $527,000 in office furniture and  equipment purchases.

 The cash flow used in investing activities for the year ended December 31, 2012 consisted of $2,400,000 to acquire the license for OMECLAMOX®, $5,000,000 to acquire the license from SEEK for the non-codeine antitussive drug in development, approximately $4,667,000 to acquire GSL, approximately $51,662,000 to acquire Cypress, and approximately $850,000 for the acquisition of other product licenses and purchases of software, furniture and equipment of approximately $326,000. The cash flow from investing activities for the year ended December 31, 2012 of approximately $2,176,000 consisted of a $1,000,000 additional investment in our joint venture with SEEK, a $1,000,000 investment in TherapeuticsMD for which we received 2,631,579 shares of its common stock, and approximately $176,000 in purchases of equipment and furniture.

The cash flow from investing activities for the year ended December 31, 2011 of approximately $2,176,000 consisted of a $1,000,000 additional investment in our joint venture with SEEK, a $1,000,000 investment in TherapeuticsMD for which we received 2,631,579 shares of its common stock, and approximately $176,000 in purchases of equipment and furniture.

Net Cash (Used In) Provided By Financing Activities

Net cash used in financing activities for the year ended December 31, 2013 was approximately $(24,231,000) compared to net cash provided by financing activities for the year ended December 31, 2012 of approximately $55,294,000. The cash used in financing activities for the year ended December 31, 2013 consisted of approximately (i) $12,497,000 in prepayments of the term loan that had previously been outstanding under our original credit agreement with MidCap,  (ii) $10,000,000 in principal payments on the new term loan, (iii) $2,656,000 in payments net of borrowings on the Amended and Restated Credit Agreement, (iv) $1,700,000 in payments on contracts payable, (v) $144,000 in payments under our mortgage and certain capital leases, (vi) $147,000 of tax benefits on stock-based awards and (v) $229,000 in payments of an employees’ income tax liability from the vesting of restricted stock, offset by approximately $2,881,000 in cash on-hand at Somaxon on the day of closing, and $261,000 in net proceeds from the issuance of stock to employees.

Net cash provided by financing activities for the year ended December 31, 2012 was approximately $55,294,000, which represented approximately (i) $23,751,000 in net proceeds from our controlled equity offering, (ii) $315,000 tax benefit on stock-based awards, and (iii) $835,000 in net proceeds from the issuance of stock to employees and board members, partially offset by approximately (1) $6,000,000 in payments on our line of credit, (2) $40,055,000, net of capitalized loan costs of approximately $1,945,000, in proceeds from our original credit agreement with MidCap, (3) $3,540,000 in payments on contracts and (4) $121,000 in payments on the Pernix Manufacturing mortgage and capital lease obligations.

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

As of March 12, 2014, Pernix has approximately $64.6 million in cash and approximately $32.0 million of potential borrowings under our revolving line of credit subject to our borrowing base capacity.  Pernix’s future capital requirements will depend on many factors, including:

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

A significant portion of the Company’s planned expenditures for 2014 are expenses in connection with our development programs, notably our planned OTC launch for a pediatric product which is expected to end phase II development in 2015 and our planned Rx to OTC switch for Silenor.  As of March 12, 2014, Pernix believes that its existing cash and cash from operations will be sufficient to continue to fund its existing level of operating expenses, current development activities and general capital expenditure requirements through 2014.

Off-Balance Sheet Arrangements

Since its inception, Pernix has not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Pernix does not believe that inflation has had a significant impact on its revenues or results of operations since inception.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. Further, obligations under employment agreements contingent upon continued employment are not included in the table below. The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$513	$470	$43	$—	—
Professional services agreements(2)	1,099	1,047	52	—	—
Supply agreements and purchase obligations(3)	577	577	—	—	—
Long-term debt obligations(4)	1,862	228	456	456	722
Settlement obligations(5)	15,500	2,750	5,500	5,000	2,250
Total contractual obligations	$19,551	$5,072	$6,051	$5,456	$2,972
———————
(1)	Operating leases include minimum payments under leases for our facilities and certain equipment.

(2)	Professional service agreements include agreements with a specific term for consulting, information technology, telecom and software support, data and sales reporting tools and services.

(3)
Supply agreements and purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services. The contractual obligations table set forth above does not reflect certain minimum sales requirements related to our co-promotion agreements. Our failure to satisfy minimum sales requirements under our co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights. In addition to minimum sales requirements under our co-promotion agreements, the table above does not include commitments under open purchase orders for inventory that can be cancelled without penalty, which are approximately $6.0 million.

(4)	The long-term debt obligations represent the mortgage on certain real estate assumed in the acquisition of Pernix Manufacturing.

(5)	Settlement obligations represent remaining payments due under settlement agreements.

See Notes 15, Debt and Lines of Credit, 17, Stockholder’s Equity, and 22, Commitments and Contingencies, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

In addition to the material contractual cash obligations included the chart above, we have committed to make potential future milestone payments to third parties as part of licensing, distribution, acquisition and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. Because the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on our consolidated balance sheets and have not been included in the table above. See Notes 4, Business Combinations and Other Acquisitions, and 10, Intangible Assets and Goodwill, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K.

Seasonality

Historically, the months of September through March account for a greater portion of our sales than the other months of the fiscal year. This sales pattern is likely to continue if we sell primarily cough and cold products, which are subject to seasonal fluctuations. The following table shows gross product sales by quarter for the years ended December 31, 2013, 2012 and 2011.

	Gross Product Sales (in thousands)
	2013	2012	2011
Three months ending March 31	$22,078	$20,268	$18,252
Three months ending June 30	20,573	16,982	15,626
Three months ending September 30	18,295	20,370	23,034
Three months ending December 31	23,926	24,444	29,836
Total gross product sales	$84,872	$82,064	$86,748

ITEM 7A.    QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in the financial statements set forth in Item 15 (a) under the caption “Consolidated Financial Statements and Supplementary Data” as a part of this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2013, management, including the CEO and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and our principal financial officer, concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed by, or under the supervision of our CEO and principal financial officer, and were effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

Our management with the participation of our CEO and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Based on the most recent evaluation, our management has concluded that no change in its internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

The effectiveness of our internal controls over financial reporting as of December 31, 2013 have been audited by Cherry Bekaert, LLP an independent registered public accounting firm, as stated in their report which appears herein.

 ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement, or the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2013, under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

We have a written Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer and our principal accounting officer and every other director, officer and employee of Pernix. The Code of Conduct and Ethics is available on our Internet website at www.pernixtx.com. A copy of the Code of Conduct and Ethics will be provided free of charge by making a written request and mailing it to our corporate headquarters offices to the attention of the Investor Relations Department. If any amendment to, or a waiver from, a provision of the Code of Conduct and Ethics that applies to the principal executive officer, principal financial officer and principal accounting officer is made, such information will be posted on our Internet website within four business days at www.pernixtx.com.

ITEM 11.   EXECUTIVE COMPENSATION

Information required by this item may be found in our Definitive Proxy Statement under the heading “Executive Compensation” and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item may be found in our Definitive Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item may be found in our Definitive Proxy Statement under the headings “The Board of Directors and Board Committees” and “Certain Relationships and Related-Party Transactions” and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item may be found in our Definitive Proxy Statement under the heading “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.       Consolidated Financial Statements and Supplementary Data

2.       Financial Statement Schedules.

Schedule II –Valuation and Qualifying Accounts

All other financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.       Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: March 17, 2014	By:	/s/ Douglas Drysdale
Douglas Drysdale
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Drysdale	President, Chief Executive Officer and Chairman	March 17, 2014
Douglas Drysdale	(Principal Executive Officer)

/s/ Tracy S. Clifford	Vice President of Accounting and Corporate Controller (Principal Financial and Accounting Officer)	March 17, 2014
Tracy S. Clifford

/s/ Michael C. Pearce	Director	March 17, 2014
Michael C. Pearce

/s/ Steven A. Elms	Director	March 17, 2014
Steven A. Elms

/s/ John A. Sedor	Director	March 17, 2014
John A. Sedor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Pernix Therapeutics Holdings, Inc.
Houston, Texas

We have audited Pernix Therapeutics Holdings, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pernix Therapeutics Holdings, Inc.’s ans subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Pernix Therapeutics Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States of America), the consolidated balance sheets of Pernix Therapeutics Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), stockholders’ equity, and cash flows for each of the three-years in the period ended December 31, 2013, and the related consolidated financial statement schedule as of December 31, 2013, 2012, and 2011, and our report dated March 17, 2014 expressed an unqualified opinion.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Pernix Therapeutics Holdings, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Pernix Therapeutics Holdings, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We have also audited the accompanying consolidated financial statement schedule for each of the three years in the period ended December 31, 2013 listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pernix Therapeutics Holdings, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for each of the three years in the period ended December 31, 2103, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Cherry Bekaert LLP

Atlanta, Georgia
March 17, 2014

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$15,646,963	$23,022,821
Accounts receivable, net	25,681,371	36,647,087
Inventory, net	13,809,929	22,014,405
Prepaid expenses and other current assets	5,878,292	3,888,117
Note receivable, net of unamortized discount of $100,582	4,749,418	—
Prepaid income taxes	1,318,446	2,024,411
Deferred income tax assets – current	9,301,000	8,118,500
Total current assets	76,385,419	95,715,341
Property and equipment, net	6,872,042	6,946,944
Other assets:
Investments	—	5,710,526
Goodwill	42,496,592	37,160,911
Intangible assets, net	80,022,283	104,054,431
Note receivable, net of unamortized discount of $318,696	4,531,304	—
Other long-term assets	1,078,655	1,858,534
Total assets	$211,386,295	$251,446,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,443,629	$5,045,488
Accrued personnel expense	3,803,274	2,881,967
Accrued allowances	34,285,578	30,054,551
Other accrued expenses	5,532,549	5,548,084
Put option and contingent consideration - Cypress acquisition	1,330,000	6,562,169
Other liabilities	4,072,933	1,568,495
Debt – short term	16,999,687	2,286,513
Total current liabilities	69,467,650	53,947,267
Long-term liabilities
Put option and contingent consideration – Cypress acquisition	—	7,765,511
Other liabilities	14,387,766	—
Debt – long term	1,309,767	41,349,563
Deferred income taxes	15,499,000	35,535,500
Total liabilities	100,664,183	138,597,841

Commitments and contingencies (Note 22)

Temporary Equity
Common stock subject to repurchase (4,427,084 shares as of December 31, 2012)	—	34,309,901

STOCKHOLDERS’ EQUITY
Common stock $.01 par value, 90,000,000 shares authorized, 39,318,301 and 35,374,828 issued, and 37,189,351 and 33,302,018 outstanding at December 31, 2013 and 2012, respectively	371,893	288,749
Treasury stock, at cost (2,128,950 and 2,072,810 shares held at December 31, 2013 and 2012, respectively)	(4,001,475)	(3,772,410)
Additional paid-in capital	119,553,760	58,614,226
Retained earnings (deficit)	(5,202,066)	20,433,262
Other comprehensive income	—	2,975,118
Total stockholders’ equity	110,722,112	78,538,945

Total liabilities and stockholders’ equity	$211,386,295	$251,446,687

See accompanying notes to consolidated financial statements

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2013	2012	2011
Net revenues	$84,872,087	$61,312,559	$60,606,855
Cost and expenses:
Cost of sales	43,870,350	23,376,895	20,921,233
Selling, general and administrative expenses	62,550,591	35,451,653	22,157,966
Research and development expense	4,797,927	731,665	922,432
Loss from operations of the joint venture	—	240,195	814,351
Loss on disposal of assets, impairments of intangibles	19,637,525	—	380,000
Depreciation and amortization expense	8,676,285	3,201,483	2,302,894

Total costs and expenses	139,532,678	63,001,891	47,498,876

(Loss) Income from operations	(54,660,591)	(1,689,332)	13,107,979

Other income (expense):
Change in fair value of put right	(8,360,889)	—	—
Change in fair value of contingent consideration	805,000	—	—
Gain on contingent consideration and put right	16,268,600	—	—
Interest expense, net	(4,048,711)	(94,823)	(171,378)
Gain on sale of investment	3,605,263	—	—
Total other (loss) income, net	8,269,263	(94,823)	(171,378)

(Loss) income before income taxes	(46,391,328)	(1,784,155)	12,936,601
Income tax (benefit) provision	(20,756,000)	(373,999)	4,589,000
Net (loss) income	(25,635,328)	(1,410,156)	8,347,601

Other comprehensive (loss) income
Unrealized gains during period, net of tax of $(411,000), $1,061,000 and $674,000, respectively	(702,000)	1,885,750	1,089,368
Reclassification adjustment for net gains included in net loss, net of tax of $(1,332,000)	(2,273,118)	—	—

Comprehensive (loss) income	$(28,610,446)	$475,594	$9,436,969

Net (loss) income per share, basic	$(0.70)	$(0.05)	$0.35

Net (loss) income per share, diluted	$(0.70)	$(0.05)	$0.34

Weighted-average common shares, basic	36,444,161	28,146,207	23,990,734

Weighted-average common shares, diluted	36,444,161	28,146,207	24,460,291

See accompanying notes to consolidated financial statements

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2010	22,627,727	$226,277	$8,934,735	$(3,751,890)	$13,495,817	$—	$18,904,939
Stock-based compensation
Restricted stock	60,000	600	320,192	—	—	—	320,792
Stock options	—	—	861,507	—	—	—	861,507
Employee stock purchase plan	—	—	100,968	—	—	—	100,968
Issuance of stock options for services from non-employees	—	—	312,563	—	—	—	312,563
Issuance of common stock upon the exercise of stock options	27,842	279	78,122	—	—	—	78,401
Issuance of common stock in connection with employee stock purchase plan	33,568	335	210,460	—	—	—	210,795
Income tax benefit on stock based awards	—	—	137,000	—	—	—	137,000
Issuance of common stock upon registered direct offering, net of issuance costs of $255,254	3,000,000	30,000	19,229,745	—	—	—	19,259,745
Net income	—	—	—	—	8,347,601	—	8,347,601
Unrealized gain on securities, net	—	—	—	—	—	1,089,368	1,089,368
Balance at December 31, 2011	25,749,137	$257,491	$30,185,292	$(3,751,890)	$21,843,418	$1,089,368	$49,623,679

Stock-based compensation
Restricted stock	668,057	6,681	1,037,370	—	—	—	1,044,051
Cancelled/reclass par value of unvested restricted stock	(728,333)	(7,284)	7,284				—
Stock options	—	—	1,546,885	—	—	—	1,546,885
Employee stock purchase plan	—	—	63,250	—	—	—	63,250
Issuance of stock options for services from non-employees	—	—	685,094	—	—	—	685,094
Issuance of common stock in lieu of cash bonus	21,252	213	199,558	—	—	—	199,771
Issuance of common stock upon the exercise of stock options	171,491	1,715	664,626	—	—	—	666,341
Forfeit of restricted common stock in payment of income tax liability	—	—	—	(20,520)	—	—	(20,520
Issuance of common stock in connection with employee stock purchase plan	26,591	266	188,502	—	—	—	188,768
Income tax benefit on stock based awards	—	—	315,000	—	—	—	315,000
Issuance of common stock upon additional public offering, net of issuance costs of $846,202	2,966,739	29,667	23,721,365	—	—	—	23,751,032
Net loss	—	—	—	—	(1,410,156)		(1,410,156)
Unrealized gain on securities, net	—	—	—	—	—	1,185,750	1,185,750
Balance at December 31, 2012	28,874,934	$288,749	$58,614,226	$(3,772,410)	$20,433,262	$2,975,118	$78,538,945

Stock-based compensation
Restricted stock	284,875	2,848	1,533,394	—	—	—	1,536,242
Cancelled/reclass par value of unvested restricted stock	(219,322)	(2,193)	2,193	—	—	—	—
Stock options	—	—	441,134	—	—	—	441,134
Employee stock purchase plan	—	—	71,100	—	—	—	71,100
Issuance of stock options for services from non- employees	—	—	547,807	—	—	—	547,807
Issuance of common stock upon the exercise of stock options	40,000	400	111,200	—	—	—	111,600
Forfeit of restricted common stock in payment of income tax liability	(39,349)	(393)		(229,065)	—	—	(229,458)
Issuance of common stock in connection with employee stock purchase plan	65,868	659	149,183	—	—	—	149,842
Issuance of restricted stock in lieu of cash payment	97,654	977	161,048	—	—	—	162,025
Issuance of common stock in connection with the Somaxon acquisition	3,657,607	36,576	23,803,848	—	—	—	23,840,424
Reclass of shares (previously subject to the put right of the former Cypress shareholders in connection with the Cypress acquisition) from temporary equity	4,427,084	44,270	34,265,627	—	—	—	34,309,897
Income tax benefit on stock based awards	—	—	(147,000)	—	—	—	(147,000)
Net loss	—	—	—	—	(25,635,328)	—	(25,635,328)
Unrealized gain on securities, net	—	—	—	—	—	(2,975,118)	(2,975,118)
Balance at December 31, 2013	37,189,351	$371,893	$119,553,760	$(4,001,475)	$(5,202,066)	$—	$110,722,112

See accompanying notes to consolidated financial statements

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(25,635,328)	$(1,410,156)	$8,347,601
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	671,889	323,644	97,498
Amortization of intangibles and interest accretion of contingent consideration	8,004,396	2,877,839	2,205,396
Amortization of deferred financing costs	1,294,859	—	—
Interest accretion on notes receivable	(113,723)	—	—
Impairment charge to fair value of land	—	—	380,000
Deferred income tax benefit	(22,516,000)	(1,836,329)	(2,273,000)
Gain on sale of investment	(3,605,263)	—	—
Stock compensation expense	2,048,476	2,654,186	1,283,267
Expense for stock options issued in exchange for services	547,807	685,094	312,563
Change in fair value of contingent consideration and put right	7,555,889	—	—
Gain on contingent consideration and put right	(16,268,600)	—	—
Loss on impairment of certain intangible assets	19,429,496	—	—
Loss on disposal of software and equipment	208,029	25,802	—
Loss from the operations of the joint venture	—	240,195	814,351
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	12,162,596	(3,885,502)	(5,843,120)
Income taxes	641,720	(1,335,077)	(2,237,121)
Inventory	7,406,073	(650,147)	(2,115,428)
Prepaid expenses and other assets	(2,179,790)	(179,854)	(274,384)
Accounts payable	(3,544,997)	(1,841,801)	739,570
Accrued allowances	(3,074,944)	1,543,533	6,517,735
Accrued expenses and personnel expenses	245,709	862,962	1,442,514
Other Liabilities	10,189,299	—	—
Net cash (used in) provided by operating activities	(6,532,407)	(1,925,611)	9,397,442

Cash flows from investing activities:
Proceeds from sale of investment	4,605,263	—	—
Acquisitions of licenses	—	(7,400,000)	—
Acquisition of Cypress Pharmaceuticals (“Cypress”)	(309,589)	(51,661,505)	—
Acquisition of Great Southern Laboratories (“GSL”)	—	(4,666,964)	—
Investment in TherapeuticsMD	—	—	(1,000,000)
Investment in joint venture with SEEK	—	—	(1,000,000)
Proceeds from sale of certain Cypress assets	19,588,137	—	—
Other intangibles	—	(850,000)	—
Proceeds from sale of equipment	31,475	7,550	—
Purchase of software and equipment	(527,515)	(326,291)	(175,596)
Net cash provided by (used in) investing activities	23,387,771	(64,897,210)	(2,175,596)

Cash flows from financing activities:
Cash acquired in connection with acquisition of Somaxon	2,880,837	—	—
Payments on original Midcap loan	(12,497,196)	—	—
Payments on term loan	(10,000,000)	—	—
Net payments on revolving credit facility	(2,655,876)	—	—
Proceeds from line of credit	—	—	1,000,000
Payments on line of credit	—	(6,000,000)	—
Proceeds from credit facility, net of capitalized loan costs	—	40,054,528	—
Payments on contracts payable	(1,700,000)	(3,540,000)	(1,230,000)
Proceeds from issuance of stock in additional offering, net of issuance costs of $846,202 and $255,254 for the years ended December 31, 2012 and 2011, respectively	—	23,751,032	19,259,746
Transfer to/from restricted cash	—	—	500,000
Payments on mortgages and capital leases	(143,971)	(120,687)	—
Principal payments received on notes receivable	—	—	113,333
Payment on acquisition obligation – Gaine	—	—	(1,000,000)
Proceeds from issuance of stock	261,442	834,589	289,196
Tax benefit on stock-based awards	(147,000)	315,000	137,000
Payment of employee income tax liability with surrender of employee restricted stock	(229,458)	—	—
Net cash (used in) provided by financing activities	(24,231,222)	55,294,462	19,069,275

Net increase (decrease) in cash and cash equivalents	(7,375,858)	(11,528,359)	26,291,121
Cash and cash equivalents, beginning of year	23,022,821	34,551,180	8,260,059
Cash and cash equivalents, end of year	$15,646,963	$23,022,821	$34,551,180
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	1,265,246	$2,482,407	$8,911,190
Interest paid during the period	2,732,778	200,486	177,816
Non-cash investing and financing activities:
Acquisition of product licenses – contract payable balance	500,000	630,000	90,000
Accrued bonus paid in unrestricted stock	—	199,770	—
Accrued severance paid in restricted common stock	142,024	—	—
Acquisition of Cypress and Somaxon – Purchase price adjustment (see Note 4)	5,412,562	—	—
Acquisition of Somaxon – Fair value of common stock	24,840,424	—	—

Effective December 31, 2012, Pernix acquired Cypress. Under the terms of the merger agreement, Cypress shareholders received approximately 4.43 million shares of Pernix common stock with a market value of $34.3 million (based on the closing price of our common stock on December 31, 2012) as part of the purchase consideration.

In July and August 2012, Pernix acquired GSL. Under the terms of the merger agreement, Pernix assumed a mortgage liability of $1.6 million and capital leases of $0.1 million as part of the purchase consideration.

See accompanying notes to consolidated financial statements

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company Overview

The Company is a specialty pharmaceutical company that sells, markets, manufactures and develops a number of branded and generic pharmaceutical products primarily indicated for sleep, bacterial infections and cough and cold conditions. The Company intends to see continued growth through the promotion of its products to physicians, healthcare practitioners and consumers, as appropriate. Since inception, the Company has engaged in a number of acquisitions and licensing arrangements to expand its product offerings. As part of its ongoing expansion strategy, the Company plans to make strategic acquisitions of products and companies, as well as develop and in-license additional products, with the aim of adding chronic, non-seasonal, specialty products to our revenue base.

The Company’s branded products include CEDAX®, an antibiotic for middle ear infections, and a family of prescription treatments for cough and cold (ZUTRIPRO®, REZIRA®, and VITUZ®). The Company also markets SILENOR® (doxepin), which is approved for the treatment of insomnia characterized by difficulty with sleep maintenance and is not a controlled substance. The Company promotes its branded products through its sales and marketing organization.

The Company also currently promotes Omeclamox-Pak® through a License and Supply Agreement with GastroEntero-Logic, LLC.  The Company recently entered into a promotion agreement with Cumberland Pharmaceuticals pursuant to which Cumberland began promoting Omeclamox-Pak to gastroenterologists.

The Company recently entered into an Exclusive License Agreement with Osmotica Pharmaceutical Corp. to promote its desvenlafaxine product, Khedezla™ Extended-Release Tablets, 50 and 100 mg.

The Company sells its generic products in the areas of cough and cold, pain, vitamins, dermatology, antibiotics and gastroenterology through its wholly-owned subsidiaries, Macoven Pharmaceuticals, LLC, or Macoven, and Cypress Pharmaceuticals, Inc., or Cypress.

Our wholly-owned subsidiary, Pernix Manufacturing, LLC, or Pernix Manufacturing, manufactures and packages products for the pharmaceutical industry in a range of dosage forms.
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

 On December 31, 2012, the Company completed the acquisition of Cypress Pharmaceuticals, Inc., a generic pharmaceutical company, and its subsidiary Hawthorn Pharmaceuticals, Inc., a branded pharmaceutical company, both of which were privately owned companies, collectively referred to herein as Cypress. The Company paid $52 million in cash, issued 4,427,084 shares of our common stock (“the acquisition shares”) having an aggregate market value equal to approximately $34.3 million based on the closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012, and agreed to pay up to $6.5 million in holdback and contingent payments, $4.5 million to be deposited in escrow on December 15, 2013 and $5.0 million in shares of our common stock upon the occurrence of a milestone event, for an aggregate purchase price of up to $102.3 million. The Company also granted a put right to the sellers pursuant to which the sellers could have put the acquisition shares to the Company at approximately $5.38 per share, exercisable from January 1, 2014 to January 31, 2014 under certain circumstances.  See Note 24, Subsequent Events, for further information.

Cypress offers a wide array of branded and generic pharmaceutical products in the areas of cough and cold, nutritional supplements, analgesics, urinary tract, women’s health, pre-natal vitamins and dental health, as well as allergy, respiratory, iron deficiency, nephrology and pain management.

See Note 4, Business Combinations and Other Acquisitions, and Note 24, Subsequent Events, for further information.

Asset Dispositions

On September 11, 2013, the Company completed the sale (the “Closing”) of certain of its generic assets held by Cypress (the “Assets”) to Breckenridge. The sale was consummated pursuant to the terms of the Purchase Agreement, as amended. Breckenridge paid the Company $2,000,000 in cash upon execution of the Purchase Agreement, and $17,850,000, before customary closing costs of approximately $173,000, in cash at Closing, and issued two promissory notes, each in an amount of $4,850,000, with one due on the first anniversary after Closing and the other due on the second anniversary after Closing, for an aggregate purchase price of up to $29,550,000.

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

See Note 5, Disposition of Certain Cypress Assets, for further discussion.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pernix’s wholly-owned subsidiaries Pernix Therapeutics, LLC, GTA GP, Inc., GTA LP, Inc., Gaine, Inc., Macoven Pharmaceuticals LLC, Pernix Manufacturing, LLC. (acquired July 1, 2012), Respicopea, Inc. (acquired May 14, 2012), Cypress (acquired December 31, 2012) and Pernix Sleep, Inc. (acquired March 6, 2013).  Respicopea, Pernix Manufacturing, Cypress and Pernix Sleep are included only for the periods subsequent to their acquisition. Transactions between and among the Company and its consolidated subsidiaries are eliminated.

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

The Company relies on certain materials used in its development and manufacturing processes, some of which are procured from a single source. Most of Pernix’s manufacturing arrangements are not subject to long-term agreements and generally may be terminated by either party without penalty at any time. Changes in the price of raw materials and manufacturing costs could adversely affect Pernix’s gross margins on the sale of its products. Changes in Pernix’s mix of products sold could also affect its costs of product sales.  For the year ended December 31, 2013, approximately 42% of the inventory purchases, excluding NATROBA and its generic which is purchased exclusively from ParaPRO, were from three primary suppliers, allocated 21%, 13% and 8%, respectively, and approximately 16% of the inventory purchases were manufactured by Pernix Manufacturing.  For the year ended December 31, 2012, approximately, 35% of the inventory purchases, including Cypress inventory purchases but excluding NATROBA and its generic, which is purchased exclusively from ParaPRO, were from four primary suppliers, allocated 10%, 9%, 8% and 8%, respectively, and approximately 17% of the inventory purchases were manufactured by Pernix Manufacturing. For the year ended December 31, 2011, approximately 65% of our product inventory purchases were from four primary suppliers, allocated 19%, 17%, 16% and 13%, respectively. The Company believes that it has good relationships with its current suppliers, and could secure the services of alternative suppliers if necessary or required.

Trade accounts receivable are unsecured and are due primarily from wholesalers and distributors that sell to individual pharmacies. The Company primarily sold to three major customers in 2013, three in 2012 and four in 2011. See Note 18, Concentrations, for additional information. The Company continually evaluates the collectability of accounts receivable and maintains allowances for potential losses when necessary.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. Included in cash and cash equivalents is approximately $3,713,000 invested by Regions Morgan Keegan Trust in short-term securities which are secured by government securities at an amount not less than 105% of the amount invested. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts and temporarily provided unlimited coverage through December 31, 2012 for certain qualifying and participating non-interest bearing transaction accounts.  This unlimited coverage expired January 1, 2013.  The Company from time to time may have amounts on deposit in excess of the insured limits. As of December 31, 2013, the Company had approximately $11,649,000, excluding the Regions Morgan Keegan Trust funds, on deposit in such accounts which exceeded these insured amounts.

Fair Value of Financial Instruments

A financial instrument is defined as cash equivalent, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash equivalents (including our Regions Trust Account which invests in short-term securities consisting of sweep accounts, money market accounts and money market mutual funds) and an investment in equity securities (TherapeuticsMD) liquidated in June 2013. The carrying values of these assets approximate their fair value.

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

Current earnings are charged with a provision for bad debt expense based on experience and evaluation of the individual accounts. Write-offs of accounts are charged against this allowance once the amount is determined to be uncollectible by management. Recoveries of trade receivables previously written off are recorded when recovered. At December 31, 2013 and 2012, the allowance for doubtful accounts was approximately $84,300 and $297,000, respectively, including the allowance for Cypress and Hawthorn transferred on December 31, 2012.

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

Goodwill

Goodwill represents the excess of cost over the fair value of identifiable net assets acquired and liabilities assumed in business combinations. FASB ASC Topic 350, Intangibles — Goodwill and Other, requires that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment. In 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), Testing Goodwill for Impairment. The revised standard allows an entity first to assess qualitatively whether it is more likely than not that a reporting unit's carrying amount exceeds its fair value, referred to in the guidance as "step zero." If an entity concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount (that is, a likelihood of more than 50 percent), the "step one" quantitative assessment must be performed for that reporting unit. ASU 2011-08 provided examples of events and circumstances that should be considered in performing the "step zero" qualitative assessment, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit or the entity as a whole and a sustained decrease in share price.

The Company evaluates goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. There were no impairment charges recorded to goodwill during the periods presented.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. If any long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.  For the year ended December 31, 2013, the Company recorded an impairment charge of approximately $19,429,000 to intangible assets.  Approximately $18,433,000 of the impairment charge to intangible assets related to in-process research and development on certain products purchased in the acquisition of Cypress.  For the year ended December 31, 2012, the Company recorded no charges for impairment.  For the year ended December 31, 2011, the Company recorded an impairment charge of approximately $380,000 to the value of the Company’s land based on a current market value appraisal of the property.

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

The Company has intangible assets that are recorded in connection with acquisitions at their fair value based on the results of valuation analyses.  Intangible assets with estimated useful are reviewed for impairment in accordance with FASB ASC Section 360-10-35, Impairment or Disposal of Long-Lived Assets, while other intangible assets determined to have indefinite lives are reviewed for impairment annually in accordance with FASB ASC Topic 350.  FASB Accounting Standards Update No. 2012-02 (“ASU 2012-02”) modified the former requirement to perform an annual quantitative impairment test for indefinite-lived intangible assets.  Similar to the ASU 2011-08 guidance for goodwill, it allows an organization to first perform a qualitative assessment of whether it is more likely than not that an asset has been impaired.  For 2013, we began our assessment with the step zero qualitative analysis.  Based upon the results of this test, there were indications of impairment.  As noted above, the Company recorded an impairment charge on certain intangible assets in 2013.

Equity Method of Accounting

The Company’s investment in the joint venture with SEEK was accounted for at cost and adjusted for the Company’s share (46%) of the joint venture’s undistributed earnings or losses through May 14, 2012.  See Note 11,
Investment in Joint Venture, for further discussion.

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

For arrangements that involve the delivery of more than one element, each product, service and/or right to use assets is evaluated to determine whether it qualifies as a separate unit of accounting.  This determination is based on whether the deliverable has “stand-alone value” to the customer.  The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable.  The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price (TPE) and (iii) best estimate of selling price (BESP).  The BESP reflects the best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis.  In most cases we expect to use TPE or BESP for allocating consideration to each deliverable.  The consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

The Company recognizes revenue from milestone payments when earned, provided that (i) the milestone event is substantive in that it can only be achieved based in whole or in part on either the entity's performance or on the occurrence of a specific outcome resulting from the entity's performance and its achievability was not reasonably assured at the inception of the collaboration arrangement and (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone earned and (iii) it would result in additional payments being due to the Company.  Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. Any amounts received under the promotion arrangement in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as the Company completes its performance obligations.

Manufacturing revenue is recognized when the finished product is shipped to the customer.

The following table sets forth a summary of Pernix’s consolidated net revenues (in thousands) for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31, (in thousands)
	2013	2012	2011
Gross product sales	$145,055	$82,064	$85,839
Sales allowances	(67,523)	(30,689)	(30,775)
Net product sales	77,532	51,375	55,064
Manufacturing revenue	3,011	5,424	—
Co-promotion, royalty and other revenues	4,329	4,514	5,543
Net revenues	$84,872	$61,313	$60,607

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

As part of the acquisitions of Cypress and Somaxon, the Company adjusted the predecessor cost basis increasing inventory to fair value as required by ASC No. 820, Fair Value Measurements and Disclosures.  As a result, $8,600,000 (Cypress) and $695,000 (Somaxon), respectively, was recorded to adjust inventory to fair value as of December 31, 2013 and 2012, respectively.  For the year ended December 31, 2013, approximately $6,359,000 of the increase in the basis of the inventory was included in cost of product sales, as the inventory was subsequently sold.

Product Returns

Consistent with industry practice, the Company offers contractual return rights that allow its customers to return short-dated or expiring products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. The Company’s products have a 15 to 36-month expiration period from the date of manufacture. The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. The Company estimates returns at percentages up to 10% of sales of branded and generic products.  Returns estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage for our products. In addition to the accrual on sales during the year ended December 31, 2013, the Company recorded an additional returns allowance of approximately $1,611,000 as a result of higher than expected returns due to certain recalled and discontinued products and an increase in the opening balance sheet returns allowance for Cypress of approximately $3,934,000 reclassed from contingent consideration pursuant to the settlement of certain indemnification claims among other matters.  The returns reserve may be further adjusted as sales history and returns experience is accumulated on our portfolio of products or as our portfolio of products changes. The Company reviews and adjusts these reserves quarterly. There is a time lag between the date we determine the estimated allowance and when we receive product returns and issue credits to customers.  Changes in facts and circumstances arising during this interval may result in adjustments to our estimated allowance being recorded over several periods, which would impact our operating results in those periods.

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

The Company’s estimates of discounts are applied pursuant to the contracts negotiated with certain customers and are primarily based on sales volumes. The Company, from time to time, offers certain promotional product-related incentives to its customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, the Company has initiated coupon programs for certain of its promoted products whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these coupon programs based on redemption information provided by a third party claims processing organization. The Company accounts for the costs of these special promotional programs as price adjustments, resulting in a reduction to revenue.

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

Prompt Payment Discount

The Company typically requires its customers to remit payments within the first 30 days for branded products and within 60 to 120 days for generics, depending on the customer and the products purchased. The Company offers its customers a prompt payment discount if they make payments within these deadlines. This discount is generally 2-3%, but may be higher in some instances due to product launches and/or industry expectations. Because the Company’s customers typically take the prompt pay discount, we accrue 100% of prompt pay discounts. These discounts are based on the gross amount of each invoice at the time of our original sale to them. Earned discounts are applied at the time of payment. This allowance is recorded as a reduction of accounts receivable.

Freight

The Company includes freight costs for outgoing shipments in selling expenses except for the outgoing freight costs for Pernix Manufacturing which are included in cost of goods. Outgoing freight costs included in selling expenses were approximately $1,173,000, $376,000 and $384,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Research and Development Costs

Research and development costs in connection with the Company’s internal programs for the development of products are expensed as incurred. Pernix either expenses research and development costs as incurred or will advance third parties a research and development fee which is amortized over the term of the related agreement. Research and development expenses were approximately $4,798,000, $732,000 and $922,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Income Taxes

Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Pernix will recognize future tax benefits to the extent that realization of such benefits is more likely than not. Management has evaluated the potential impact in accounting for uncertainties in income taxes and has determined that it has no significant uncertain income tax positions as of December 31, 2013. Income tax returns subject to review by taxing authorities include 2009, 2010, 2011 and 2012.

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

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income (loss)	$(25,635,328)	$(1,410,156)	$8,347,601

Denominator:
Weighted-average common shares, basic	36,444,161	28,146,207	23,990,734
Dilutive effect of stock options	—	—	469,557

Weighted-average common shares, diluted	36,444,161	28,146,207	24,460,291

Net (loss) income per share, basic	$(0.70)	$(0.05)	$0.35

Net (loss) income per share, diluted	$(0.70)	$(0.05)	$0.34

As of December 31, 2013 and 2012, total outstanding options are 1,604,500 and 1,711,167. Options not included above are anti-dilutive. Also, the outstanding warrants issued in connection with the acquisition of Somaxon are not included above as they are also anti-dilutive.  See Note 20, Employee Compensation and Benefits, for information regarding the Company’s outstanding options.

Investments in Marketable Securities and Other Comprehensive Income

The Company held investments in marketable equity securities as available-for-sale and the change in the market value gives rise to other comprehensive income. The components of other comprehensive income (loss) are recorded in the consolidated statements of income (loss) and comprehensive income (loss), net of the related income tax effect. The Company liquidated its investments in marketable equity securities in June 2013 as described below.

On October 5, 2011, the Company acquired 2.6 million shares of TherapeuticsMD for a purchase price of $1.0 million, or $0.38 per share, representing approximately 3.2% of TherapeuticsMD’s outstanding common stock at that time. The Company’s purchase was contingent upon TherapeuticsMD’s acquisition of VitaMedMD, which occurred on October 4, 2011. In connection with the Company’s purchase of shares of TherapeuticsMD, the Company also entered into a software license agreement with VitaMedMD pursuant to which VitaMedMD granted the Company an exclusive license to use certain of its physician, patient and product data gathering software in the field of pediatric medicine for a period of five years for a monthly fee of $21,700. As of December 31, 2013, the Company has not activated this software license agreement and has not paid monthly fees pursuant thereto. Cooper Collins, the Company’s then Chief Executive Officer, was appointed to the board of Therapeutics MD on February 29, 2012.

On June 14, 2013, the Company sold all its shares of TherapeuticsMD for approximately $4,605,000 in cash proceeds, recognizing a gain on the investment of approximately $3,605,000.  Approximately $2,300,000 of the proceeds were utilized to pay down the term loan (see Note 15, Debt).

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

Recent Accounting Pronouncements

The FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The standards update will be effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. In particular, the two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conducting a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset’s fair value exceeding the carrying amount, if (1) the entity determines that such an impairment is more likely than not to exist, or (2) the entity foregoes the qualitative assessment entirely. The standards update finalizes the proposal in Proposed Accounting Standards Update (ASU) No. 2012-100: Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, and brings the accounting treatment for determining impairment charges on other intangible assets into conformity with the treatment of goodwill, as established by Accounting Standards Update No. 2011-08: Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Note 3. Fair Value Measurement

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2013 and 2012 (in thousands):

	2013
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration(1)	—	—	1,330	1,330
Put option(2)	—	—	—	—
Total Liabilities	$—	$—	$1,330	$1,330

	2012
	Level 1	Level 2	Level 3	Total
Assets
Investments in TherapeuticsMD	—	—	5,711	5,711
Total Assets	$—	$—	$5,711	$5,711
Liabilities
Contingent consideration(1)	—	—	10,962	10,962
Put option(2)	—	—	3,365	3,365
Total Liabilities	$—	$—	$14,327	$14,327

(1)
Contingent consideration consists of certain holdback payments, contingent cash and equity payments and future cash to be placed in escrow with respect to our acquisition of Cypress. The fair value of the contingent consideration is included in put option and contingent consideration on the accompanying consolidated balance sheets. The fair value of contingent consideration has been estimated using probability weighted discounted cash flow models (DCF). The DCF incorporates Level 3 inputs including estimated discount rates that the Company believes market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to the Cypress acquisition agreement. The Company analyzes and evaluates these fair value measurements quarterly to determine whether valuation inputs continue to be relevant and appropriate or whether current period developments warrant adjustments to valuation inputs and related measurements. Any increases or decreases in discount rates would have an inverse impact on the value of related fair value measurements, while increases or decreases in expected cash flows would result in a corresponding increase or decrease in fair value measurements.

(2)
The fair value of the put right is included in put option and contingent consideration on the accompanying consolidated balance sheets.  The fair value of the put right was calculated using a Black-Scholes valuation model with assumptions for the following variables: term, closing Pernix stock price on the acquisition date, risk-free interest rates and expected volatility, with the volatility factor being the input subject to the most variation.  In connection with a settlement between the Company and the former Cypress shareholders, the rights to the put right were waived, and accordingly management adjusted its estimate of the obligation of the put right to zero as of December 31, 2013.

See Note 6, Derivative Instruments, and Note 24, Subsequent Events, for further information.

For the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the years ended December 31, 2013 and 2012.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	2013	2012
Assets:	Investment in Therapeutics MD	Investment in Therapeutics MD
Beginning balance at January 1,	$5,710,526	$2,763,368
Net realized and unrealized gains (losses)
Included in earnings (in other income)	3,605,263	─
Included in accumulated other comprehensive income (pre-tax) (1)	(4,710,526)	2,947,158
Sale of investment in TherapeuticsMD	(4,605,263)	─
Ending balance at December 31,	$─	$5,710,526

Liabilities:	Contingent Liability Consideration	Contingent Liability Consideration
Beginning balance at January 1,	$14,327,680	$─
Contingent consideration from Cypress acquisition	─	10,962,169
Put right from Cypress acquisition	─	3,365,511
Interest accretion of Cypress contingent consideration	670,000	─
Change in fair value of Cypress contingent consideration	(805,000)	─
Change in fair value of Cypress put right	8,360,889	─
Reclass of contingent consideration against indemnification claims pursuant to settlement with the former Cypress Shareholders	(4,954,969)	─
Gain on Cypress contingent consideration	(4,542,200)
Gain from the waiver of the put right pursuant to settlement with the former Cypress Shareholders	(11,726,400)	─
Ending balance at December 31,	$1,330,000	$14,327,680

(1)Recorded as a component of other comprehensive income and accumulated other comprehensive income, net of tax.

Note 4. Business Combinations and Other Acquisitions

Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recorded as goodwill.

Somaxon Acquisition

On March 6, 2013, Pernix completed an acquisition of Somaxon pursuant to an agreement and plan of merger dated December 10, 2012. As a result of the transaction, each outstanding share of Somaxon common stock was converted into the right to receive 0.477 shares of Pernix common stock. Somaxon stockholders received approximately 3.66 million shares of Pernix common stock which was calculated based on a weighted average price of Pernix stock and a common stock value consideration of $25 million. Upon completion of the merger all unexercised and unexpired warrants to purchase Somaxon common stock were assumed by Pernix and were estimated to have a fair value of $0.9 million at the closing date.

The Somaxon acquisition broadened the Company’s product portfolio and provides the opportunity for OTC development of Silenor, a non-controlled substance approved for the treatment of insomnia characterized by difficulty with sleep maintenance.

The Somaxon acquisition was accounted for as a business combination in accordance with ASC No. 805 “Business Combinations” (“ASC 805”) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price allocation is preliminary with respect to taxes and certain accruals and includes the use of estimates based on information currently available and will be finalized during the quarter ending March 31, 2014. The Company believes the estimates used are reasonable and the significant effects of the Somaxon acquisition are properly reflected. However, the estimates are subject to change as additional information becomes available and is assessed by the Company. Since the date of the acquisition, the Company made adjustments to recognize previously unrecorded liabilities of approximately $1.6 million offset by adjustments to increase intangible asset values by $0.3 million and establish deferred tax assets of approximately $10.6 million. Additional changes to the purchase price allocation may result in a corresponding change to the goodwill in the period of change.

The following table summarizes the consideration paid to acquire Somaxon and the estimated values of assets acquired and liabilities assumed in the accompanying unaudited consolidated balance sheet based on their fair values on March 6, 2013 (in thousands, except stock price):

	March 6, 2013 (as initially reported)	Measurement Period Adjustment (i)	March 6, 2013 (As adjusted)
Consideration (ii) :
Shares of Pernix common stock issued to Somaxon’ stockholders	3,665	─	3,665
Pernix common stock price	$6.26	$ ─	$6.26
Fair value of common stock issued	$22,945	$ ─	$22,945
Fair value of warrants (iii)	895	─	895
Total consideration	$23,840	$ ─	$23,840

Estimated Fair Value of Liabilities Assumed:
Current liabilities	$8,764	$1,607	$10,371
Long-term liabilities	3,403	─	3,403
Long-term deferred tax liability (iv)	11,342	(10,569)	773
Amount attributable to liabilities assumed	$23,509	$(8,962)	$14,547
Total purchase price plus liabilities assumed	$47,349	$(8,962)	$38,387

Estimated Fair Value of Assets Acquired:
Current assets, excluding inventory	$4,782	$─	$4,782
Inventory (v)	1,090	─	1,090
Intangible assets (vi)	30,729	300	31,029
Amount attributable to assets acquired	$36,601	$300	$36,901

Goodwill (vii)	$10,748	$(9,262)	$1,486

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

(iv)
The Company received carryover tax basis in Somaxon’s assets and liabilities because the acquisition was not a taxable transaction under the United States Internal Revenue Code of 1986, as amended. Based upon the preliminary purchase price allocation, an increase in financial reporting carrying value related to the intangible assets and the inventory acquired from Somaxon is expected to result in a deferred tax liability of approximately $11.3 million.  Subsequently the net deferred tax liability related to Somaxon was reduced by $10.6 million to $773 thousand due to the re-allocation of the purchase price to recognize the utilizable deferred tax assets associated with the transaction.

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

The consolidated financial statements include estimated identifiable intangible assets representing in-process research and development, or IPR&D, intangibles valued at $22.3 million and core technology intangibles valued at $8.0 million. The IPR&D are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. Accordingly, during the development period, these assets are not amortized but are subject to impairment review. The core technology intangible assets represent developed technology of products approved for sale in the market, which we refer to as marketed products, and have finite useful lives. They are amortized on a straight line basis over a weighted average period of 4 years.

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

Cypress Acquisition

On December 31, 2012, the Company completed the acquisition of Cypress by purchasing all the outstanding capital stock of Cypress from the former stockholders of Cypress. The Company paid $52.0 million in cash and issued 4,427,084 shares of the Company’s common stock with a market value equal to approximately $34.3 million based on the closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012. In addition, the Company agreed to pay a holdback payment up to $5.5 million on December 15, 2013, a $1.0 million payment contingent on Cypress’ 2013 gross sales, $4.5 million to be deposited in escrow on December 15, 2013 and $5.0 million in shares of Company’s common stock upon the occurrence of a milestone event, for an aggregate purchase price up to $102.3 million, with a fair value, including the value of the put right (see Note 1, Company Overview), of approximately $100.6 million.  As the result of a settlement agreement between the Company and the former Cypress Shareholders, the put right has been waived and the terms of the contingent consideration have been modified.  See Note 24, Subsequent Events, for further information.

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

A preliminary allocation of the purchase price as of December 31, 2012 was prepared in connection with the Company's annual financial statements filed on Form 10-K for the period ended December 31, 2012. Concurrent with the sale of the Cypress assets to Breckenridge (see Note 1, Company Overview) in September 2013, the Company obtained an updated valuation summary of the purchase consideration which was compared to the preliminary fair value estimates that were used to prepare the initial purchase price allocation. With this information, the Company updated the assets acquired, as well as certain other estimates used in the initial purchase price allocation related to deferred tax amounts and other accruals based on the updated valuation. The Company believes the estimates used are reasonable and the significant effects of the acquisition are properly reflected. During the year ended December 31, 2013, the Company made adjustments to reallocate the fair value of the consideration of approximately $1.5 million and to recognize deferred taxes of approximately $2.3 million. The adjustments are based on updated assumptions and information related to facts and circumstances that existed as of the acquisition date as well as confirmatory information related to accruals.

See Note 5, Disposition of Certain Cypress Assets, for more information regarding the sale of certain intangibles assets.

Pro Forma Impact of Acquisitions (Unaudited)

The following unaudited pro forma combined results of operations are provided for years ended December 31, 2013 and 2012 as though the Somaxon and the Cypress acquisitions had been completed as of January 1, 2012. The pro forma combined results of operations for the years ended December 31, 2013 and 2012 have been prepared by adjusting historical results of the Company to include the historical results of Somaxon and the pro forma combined results of operations for the year ended December 31, 2012 have been prepared by adjusting the historical results of the Company to include the historical results of Somaxon and Cypress. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Somaxon and Cypress acquisitions or any estimated costs that will be incurred to integrate Somaxon and Cypress.  Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.

	For the year ended December 31,
	(unaudited, in thousands)
	2013	2012
	(Pro forma)	(Pro forma)
Revenue	$86,601	$117,700
Net loss	$(27,335)	$(21,396)
Pro forma net income (loss) per common share
Basic	$(0.75)	$(0.59)
Diluted	$(0.75)	$(0.59)

The Company’s historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Somaxon and the Cypress acquisitions and factually supportable. The unaudited pro forma consolidated results include the historical revenues and expenses of assets acquired and liabilities assumed in the acquisitions with the following adjustments:

●	Adjustment to recognize incremental amortization expense based on the fair value of intangibles acquired;
●	Eliminate historical interest expense for Cypress debt that was extinguished;
●	Adjustment to recognize interest expense for debt issued in connection with the Cypress transaction;
●	Eliminate transaction costs and non-recurring charges directly related to the Somaxon acquisition that were included in the historical results of operations for Pernix and Somaxon;
●	Reflects an adjustment to income tax expense as a result of the adjustments described above;
●	Adjustment to recognize the issuance of 4.4 million shares of the Company’s common stock as consideration for the Cypress acquisition; and
●	Adjustment to recognize the issuance of 3.6 million shares of the Company’s common stock as consideration for the Somaxon acquisition.

For the year ended December 31, 2013, the Company recognized net revenue for Somaxon subsequent to the closing on March 6, 2013 in the amount of approximately $6.7 million. Non-recurring transaction costs incurred by Pernix of $0.5 million related to the Somaxon acquisition for the year ended December 31, 2013 are included in the consolidated statement of income (loss) and comprehensive income (loss) in selling, general and administrative expenses. These non-recurring transaction costs have been excluded from the pro forma results in the above table.

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

Pro forma combined results of operations for the years ended December 31, 2012 and 2011, as though the GSL acquisition had been completed as of January 31, 2011, are omitted from this Annual Report on Form 10-K. The Company determined that it is impractical to include such pro forma information given the immateriality of the transaction and the difficulty in obtaining the historical financial information of GSL. Inclusion of such information would require the Company to make estimates and assumptions regarding GSL’s historical financial results that we believe may ultimately prove inaccurate.

Note 5. Disposition of Certain Cypress Assets

As discussed in Note 1, Company Overview, on September 11, 2013, the Company completed the sale of certain of its generic assets held by Cypress to Breckenridge pursuant to the Purchase Agreement, as amended. The assets included seven previously marketed products, eight Abbreviated New Drug Applications (ANDAs) filed at the FDA, and certain other ANDAs in various stages of development and the transfer of $1.0 million in inventory.

Breckenridge paid the Company $2,000,000 in cash upon execution of the Purchase Agreement, $17,850,000, before customary closing costs of approximately $173,000, in cash at Closing, and issued two promissory notes, each in an amount of $4,850,000, net of a present value discount (at an assumed rate of 3.1% on the one-year note and 4.25% on the two-year note) of approximately $505,000 in the aggregate, with one due on the first anniversary after Closing and the other due on the second anniversary after Closing, for an aggregate purchase price of up to $29,550,000.

Pro Forma Impact of Disposition of Cypress Assets (Unaudited)

The following unaudited pro forma combined results of operations are provided for the years ended December 31, 2013 and 2012 as though the disposition had occurred on January 1, 2012.

The unaudited pro forma consolidated statements of income (loss) and comprehensive income (loss) for the years ended December 31, 2013 and 2012 reflect the following pro forma adjustments:

(1)	Eliminates the revenues and cost of goods sold as if the transaction occurred on January 1, 2012.

(2)	Reflects the reduction in amortization resulting from excluding the assets that were sold from intangible assets, net as if the transaction occurred on January 1, 2012.

(3)
Reduces interest expense resulting from applying a portion of the net proceeds as the repayment of the term loan balance outstanding at September 11, 2013 under the Company’s Amended and Restated Credit Agreement.

(4)	Reflects an adjustment to income tax expense as a result of the adjustments described above.

The unaudited pro forma consolidated financial information is provided for illustrative purposes only and does not purport to represent what the actual results of operations would have been had the transaction occurred on the respective date assumed, nor is it necessarily indicative of the Company’s future operating results. However, the pro forma adjustments reflected in the accompanying unaudited pro forma consolidated financial information reflect estimates and assumptions that the Company’s management believes to be reasonable.

Pro forma adjustments related to the unaudited pro forma consolidated statements of income (loss) and comprehensive income (loss) for the years ended December 31, 2013 and 2012 were computed assuming the transaction was consummated on January 1, 2012 and include adjustments which give effect to events that are (i) directly attributable to the transaction, (ii) expected to have a continuing impact on the Company, and (iii) factually supportable.

	For the Year Ended December 31,
	(unaudited, in thousands)
	2013	2012
	(Pro forma)	(Pro forma)
Revenue	$80,186	$110,486
Net loss	$(26,607)	$(23,326)
Pro forma net income (loss) per common share
Basic	$(0.73)	$(0.64)
Diluted	$(0.73)	$(0.64)

Note 6. Derivative Instruments

In connection with the acquisition of Cypress effective December 31, 2012, the Company issued a put right to Cypress’ former shareholders.  The put right, which had an expiration date of  January 31, 2014, was exercisable during the thirty-day period immediately following the one-year anniversary date of the business acquisition, which if exercised would have enabled them to sell any of the shares they still held at the time of exercise (3,526,844 as of December 31, 2013 from the underlying 4,427,084 shares of the Company’s common stock they received as part of the purchase consideration), back to the Company at a price of $5.38 per share, which represents a 30% discount off of the per-share value established on the effective date of the closing of the acquisition.  In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $3.4 million using a Black-Scholes model. The inputs used in the valuation of the put right include term, stock price volatility, current stock price, exercise price, and the risk free rate of return.  The Company has classified the put right, for which the fair value is re-measured on a recurring basis at each reporting date as a Level 3 instrument (i.e. wherein fair value is partially determined and based on unobservable inputs that are supported by little or no market activity), which the Company believes is the most appropriate level within the fair value hierarchy based on the inputs used to determine its fair value at the measurement date.  In connection with the settlement between the Company and the former Cypress shareholders, pursuant to which the rights under the put option were waived, the fair value of the put right liability was written off as of December 31, 2013 and recorded as a gain to contingent consideration and is included in other non-operating income in the accompanying Consolidated Statement of Income (Loss) and Comprehensive Income (Loss).  See Note 24, Subsequent Events, for further information regarding the settlement.

Note 7. Accounts Receivable

Accounts receivable consist of the following:

	Year Ended December 31,
	2013	2012
Trade accounts receivable	$25,585,112	$35,723,488
Less allowance for prompt pay discounts	(531,722)	(727,714)
Less allowance for doubtful accounts	(84,328)	(39,231)
Total trade receivables, net	24,969,062	34,956,543

Other miscellaneous receivables	57,475	45,000
Receivables from third parties – revenue sharing arrangements	654,834	1,645,544
Total accounts receivable, net	$25,681,371	$36,647,087

The Company typically requires customers to remit payments within the first 30 days for brand purchases or 60 to 120 days for generic purchases (depending on the customer and the products purchased). The Company offers wholesale distributors a prompt payment discount, which is typically 2-3%, as an incentive to remit payment within this timeframe. Accounts receivable are stated net of the estimated prompt pay discount. The Company’s management evaluates accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate. At December 31, 2013 and 2012, the allowance for doubtful accounts was approximately $84,300 and $39,000

See Note 4, Business Combinations and Other Acquisitions, with respect to accounts receivable acquired in the acquisitions of Cypress and GSL.

Note 8. Inventory

Inventories consist of the following:

	Year Ended December 31,
	2013	2012
Raw materials	$1,459,742	$1,550,736
Packaging materials	841,492	866,674
Samples	731,677	792,702
Finished goods	13,411,007	19,860,995
	16,443,918	23,071,107
Reserve for obsolescence	(2,633,989)	(1,056,702)
Inventory, net	$13,809,929	$22,014,405

An increase in the basis of inventory related to the acquisitions of Cypress and Somaxon is included in the balances above as of December 31, 2013 and 2012.  The increase included in raw materials from the Somaxon acquisition was approximately $220,000 and $0 as of December 31, 2013 and 2012, respectively.  The increase included in finished goods from the Cypress and Somaxon acquisitions was approximately $2,714,000, in the aggregate, as of December 31, 2013, and $8,600,000 as of December 31, 2012.

Note 9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	Year Ended December 31,
	2013	2012
Prepaid expenses	$4,123,087	$2,837,946
Deposits on inventory and prepaid royalties	235,956	392,922
Prepaid contracts	65,733	108,333
Capitalized financing costs	786,662	492,845
Deposits	227,154	51,102
Deferred expenses	439,700	—
Other current assets	—	4,969
Total	$5,878,292	$3,888,117

See Note 4, Business Combinations and Other Acquisitions, with respect to prepaid expenses and other current assets acquired in the acquisitions of Cypress and GSL.

Note 10. Property, Plant & Equipment

	Year Ended December 31,
	2013	2012
Land	$1,356,042	$1,356,042
Buildings	3,986,126	3,865,950
Vehicles	15,000	15,000
Equipment	2,343,601	1,777,537
Furniture and fixtures	189,034	167,030
Computer software and website	93,900	246,467
	7,983,703	7,428,026
Less accumulated depreciation	(1,111,661)	(481,082)
	$6,872,042	$6,946,944

During the year ended December 31, 2013, we recognized an impairment charge for capitalized software of approximately $98,000 and equipment of approximately $113,000.

 Depreciation expense amounted to approximately $672,000, $324,000 and $97,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

See Note 4, Business Combinations and Other Acquisitions, with respect to property, plant and equipment acquired in the acquisitions of Cypress and GSL.

Note 11. Investment in Joint Venture

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

On May 14, 2012, in connection with its withdrawal from the JV, the Company acquired the exclusive rights from SEEK, its former joint venture partner, to commercialize and market products utilizing the joint venture’s intellectual property (IP) in the areas of cough, cold, sinus and allergy in the United States and Canada for $5 million. The investment in the JV at termination was approximately $1,445,000 and approximately $2,687,000 arising from a deferred tax liability. The total value of the license recorded was approximately $9,133,000. Under the terms of the agreement, Pernix would have paid royalties to SEEK on sales of products utilizing the joint venture IP in the United States and Canada. Pernix would have also received royalties from SEEK for product sales outside of the United States and Canada. As a result, the Company no longer shared in the development costs outside the United States and Canada.

Effective August 30, 2013, the Company re-licensed all of our rights to these assets in the United States and licensed the Dr. Cocoa trademark and logo to infirst+ in exchange for a royalty of 5% of net sales in the United States through 2019 and 2.5% of net sales in the United States and Canada from 2020 through 2029.  Our subsidiary, Pernix Manufacturing, entered into a supply agreement with infirst+ to supply certain of infirst+’s manufactured products in the United States.  As a result of this transaction, the Company no longer has any rights to a royalty for products utilizing the intellectual property described above outside of the United States and Canada.  Because the fair value of the expected royalty stream supports the carrying value of the related intangibles and the Company had not yet launched the product, there is no financial impact.

Note 12. Intangible Assets and Goodwill

Intangible assets consist of the following:

Cost basis:	Weighted Average Life	December 31, 2013	December 31, 2012
Patents	11 years	$500,000	$1,442,000
Brand	8 years	3,887,000	3,887,000
Product licenses	11.1 years	15,963,794	15,135,050
Customer relationships	6 years	1,848,000	1,848,000
Non-compete and supplier contract	5.3 years	5,194,571	5,194,571
Trademark rights	Indefinite	399,805	638,563
In-process research and development	Indefinite	25,300,000	45,200,000
Developed technology	12.2 years	40,000,000	37,000,000
		93,093,170	110,345,184
Accumulated amortization		(13,070,887)	(6,290,753)
		$80,022,283	$104,054,431

Accumulated amortization:	Weighted Average Life	December 31, 2013	December 31, 2012
Patents	11 years	$(305,625)	$(591,270)
Brand	8 years	(1,822,038)	(1,336,158)
Product licenses	11.1 years	(2,383,518)	(1,053,055)
Customer relationships	6 years	(462,204)	(154,200)
Non-compete and supplier contract	5.3 years	(3,609,071)	(3,156,070)
Trademark rights	Indefinite	—	—
In-process research and development	Indefinite	—	—
Developed technology	12.2 years	(4,489,431)	—
		$(13,070,887)	$(6,290,753)

The weighted average life for our definite-lived intangible assets in total was approximately 9.4 years.

During 2013, the Company recorded impairment charges of approximately $213,000 against product licenses, $545,000 against patents, $239,000 against trademark rights and $18,433,000 against in-process research and development. The impairment charges against in-process research and development consist of $8.9 million related to projects the Company acquired in the acquisition of Cypress that we have elected not to continue to pursue and a write-down of approximately $9.5 million on one project for which the Company is pursuing an alternative strategic path.

In connection with the approval of VITUZ® during the year ended December 31, 2013, $4,000,000 was transferred from in-process research and development to developed technology.

See Note 4, Business Combinations and Other Acquisitions, for further discussion of additions to intangible assets and goodwill.

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

Amount
2014	$7,695,015
2015	7,691,165
2016	7,691,165
2017	6,175,120
2018	4,681,625
Thereafter	20,388,388
$54,322,478

Amortization expense is approximately $7,334,000, $2,878,000 and $2,205,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Changes in the carrying amount of goodwill for the year ended December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Beginning Balance	$37,160,911	$1,406,591
Goodwill acquired – Somaxon	10,748,243	—
Goodwill acquired – Cypress	—	34,838,745
Goodwill acquired – GSL	—	915,575
Adjustments (1)	(5,412,562)	—
Total	$42,496,592	$37,160,911

(1)
Primarily reflects the impact of measurement period adjustments related to the Cypress and Somaxon acquisitions composed of a deferred tax asset on the increase in the basis of the acquired inventory, an increase in certain accrued allowances and the impact of the re-evaluation of the opening balance sheet Cypress intangible assets and inventory.  See Note 1, Company Overview, Note 4, Business Combinations and Other Acquisitions and Note 5, Disposition of Certain Cypress Assets, for further discussion.

Note 13. Accrued Allowances

Accrued allowances consist of the following:

	December 31,
	2013	2012
Accrued returns allowance	$12,049,040	$12,057,464
Accrued price adjustments	18,300,788	10,960,042
Accrued government program rebates	3,935,750	7,037,045
Total	$34,285,578	$30,054,551

Note 14. Other Liabilities

Other liabilities consist of the following:

	December 31,
	2013	2012
Stock repurchase contract with related party (see Note 17)	$—	$600,000
Product license contracts (see Note 12)	—	630,000
Settlement obligations (see Note 22)	14,115,000	—
Deferred revenue	4,279,350	—
Other	66,349	338,495
Total contracts payable and other obligations	$18,460,699	$1,568,495

Other liabilities – short term	$4,072,933	$1,568,495
Other liabilities – long term	$14,387,766	—

Note 15. Debt and Lines of Credit

Debt consists of the following:

	December 31, 2013	December 31, 2012
Amounts outstanding under the Credit Facility – MidCap Funding V, LLC	$16,859,891	$42,000,000
StanCorp Mortgage	1,449,563	1,580,748
Capital leases (see Note 17)	—	55,328
Total debt	$18,309,454	$43,636,076

Debt – current	$16,999,687	$2,286,513
Debt – long term	$1,309,767	$41,349,563

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

The Original Credit Agreement was subject to certain financial and nonfinancial covenants, and also contained customary representations and warranties and event of default provisions for a secured credit facility.

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

On May 8, 2013, the Company, together with its subsidiaries, entered into an Amended and Restated Credit Agreement with MidCap Financial, LLC, as Administrative Agent and as a lender, and additional lenders from time to time party thereto (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement amended and restated in its entirety the Original Credit Agreement.  The Amended and Restated Credit Agreement provided for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with the entry into the Restated Credit Agreement, the Company prepaid approximately $12 million of the term loan that had been previously outstanding under the Original Credit Agreement. Under the Amended and Restated Credit Agreement, the Company’s borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the Amended and Restated Credit Agreement provided for an advance of up to $3 million in excess of the Company’s borrowing base until June 5, 2013, at which time all excess amounts were paid. Unlike the Original Credit Agreement, the Amended and Restated Credit Agreement does not include covenants limiting capital expenditures or requiring the Company to maintain a fixed charge coverage ratio and leverage ratio, but rather contains covenants requiring the Company to maintain a minimum amount of EBITDA and net invoiced revenues. Similar to the Original Credit Agreement, the Amended and Restated Credit Agreement includes customary covenants for a secured credit facility, which include, among other things, (a) restrictions on (i) the incurrence of indebtedness, (ii) the creation of or existence of liens, (iii) the incurrence or existence of contingent obligations, (iv) making certain dividends or other distributions, (v) certain consolidations, mergers or sales of assets and (vi) purchases of assets, investments and acquisitions; and (b) requirements to deliver financial statements, reports and notices to the administrative agent and other lenders. The Amended and Restated Credit Agreement also contains customary representations and warranties and event of default provisions for a secured credit facility.

The loans under this facility bear interest at a rate equal to the sum of the LIBOR rate plus an applicable margin of 7.50% per annum (9% at December 31, 2013). Pursuant to the Restated Credit Agreement, the Company paid certain customary fees to the administrative agent and lenders.

Under the Amended and Restated Credit Agreement, we were required to make monthly repayments of $333,333 on the term loan beginning on November 7, 2013 and ending on May 7, 2016, when all remaining principal is due and payable. Approximately $2,300,000 of the proceeds from the sale of TherapeuticsMD stock were utilized to pay down the term loan in September 2013. The revolving loan will be paid based on our cash receipts through a lockbox arrangement. In addition, we are able to voluntarily prepay outstanding amounts under the revolving loan commitment at any time, subject to certain prepayment penalties.

Pursuant to the terms of the Amended and Restated Credit Agreement, the closing of the sale of certain Cypress assets (see Note 1) triggered a requirement by the Company to repay the term loan included in the Credit Agreement. At the closing, the Company paid approximately $7.7 million from the sale proceeds to MidCap in fulfillment of this requirement, and as a result, the term loan has been repaid in full.  As of December 31, 2013, the outstanding balance under the revolver was approximately $16.9 million. The Company has approximately $3.1 million of remaining available funds subject to borrowing base capacity as of December 31, 2013.

As with the Original Credit Agreement, the obligations under the Amended and Restated Credit Agreement are secured by a first priority perfected security interest in substantially all of the assets of the Company and its subsidiaries, subject to certain permitted liens.  The May 2013 amendments described above were treated as a modification of debt under GAAP, and the Company expensed $630,000 of deferred financing fees and recorded approximately $670,000 of new deferred financing fees for the year ended December 31, 2013.

On February 21, 2014, the Company, together with its subsidiaries, amended the credit agreement described above and entered into an Amended Credit Agreement.  See Note 24, Subsequent Events, for further discussion.

Mortgage

Certain real estate acquired in the acquisition of GSL is encumbered by a mortgage that the Company assumed. The monthly fixed payment under this mortgage, including principal and interest, is approximately $19,000 until February 1, 2022. This mortgage is included under the caption Debt – short term and Debt – long term on the Consolidated Balance Sheets as of December 31, 2013 and 2012.  The outstanding mortgage balance is approximately $1,450,000 and $1,581,000 as of December 31, 2013 and December 31, 2012, respectively.

The future maturity schedule of the mortgage is as follows:

Year Ended December 31, 2013
2014	$139,796
2015	148,973
2016	158,753
2017	169,174
2018 and thereafter	832,867

Note 16. Temporary Equity

The Company issued 4,427,084 shares of its common stock as consideration to the sellers for the Cypress acquisition. These shares were subject to a put option that would have allowed the sellers of Cypress to sell Pernix the common stock received as consideration to Pernix at a per share price of $5.376, representing 70% of the volume weighted average trading price of Pernix common stock for the 30 trading days prior to November 13, 2012.

The $3.4 million fair value of the put option was calculated using a Black-Scholes valuation model with assumptions for the following variables: the closing Pernix stock price 30 days prior to November 13, 2012, risk-free interest rates, and expected volatility. As the put right provides the sellers of Cypress a cash settlement option, this cash redemption feature is bifurcated from common stock issued as a consideration and classified as current liability.  In connection with the Company’s settlement with the former Cypress shareholders, pursuant to which the cash settlement option to the put right was waived, the fair value of the put right was therefore recognized as a gain on contingent commission and the temporary equity was reclassed to shareholders’ equity as of December 31, 2013.  See Note 24, Subsequent Events, for further information.

Note 17. Stockholders’ Equity

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

Stock Repurchase Contract with Related Party

On September 10, 2010, Pernix entered into an agreement, pursuant to a stock repurchase authorization from our board of directors on May 12, 2010, to purchase 2,000,000 shares of its common stock from an employee of Pernix at $1.80 per share. The aggregate purchase price of $3,600,000 is being paid in equal quarterly installments of $300,000 over three years, ending on April 1, 2013.

Warrants Issued in Acquisition of Somaxon

As discussed in Note 4, Business Combinations and Other Acquisitions, the Company assumed approximately 469,000 outstanding warrants in the acquisition of Somaxon.  These warrants have exercise prices ranging from $7.70 to $90.72. The average remaining life of these warrants is approximately 4.3 years.

Note 18. Concentrations

The Company’s customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells products directly to drug wholesalers, which in turn, distribute the products to retail drug stores, mass merchandisers and grocery store pharmacies. The following tables list the Company’s customers that individually comprise greater than 10% of total gross product sales (before gross to net deductions) and their aggregate percentage of the Company’s total gross product sales for the years ended December 31, 2013, 2012 and 2011, and the customers that comprise more than 10% of total accounts receivable and such customers’ aggregate percentage of the Company’s total accounts receivable as of the years ended December 31, 2013 and 2012:

	For the years ended December 31,
Gross Product Sales	2013	2012	2011
Cardinal Health, Inc.	24%	39%	37%
McKesson Corporation	35%	26%	23%
AmerisourceBergen Drug Corporation	20%	10%	11%
Morris & Dickson	3%	6%	13%
Total	82%	81%	84%

	As of December 31,
Accounts Receivable	2013	2012
Cardinal Health, Inc.	16%	43%
Walgreens	8%	11%
AmerisourceBergen Drug Corporation	23%	10%
McKesson Corporation	35%	17%
Total	82%	81%

Note 19. Other Revenue Sharing Arrangements

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

Co-promotion Agreements

The Company seeks to enter into co-promotion agreements to enhance the promotional efforts and sales of products. The Company may enter into co-promotion agreements whereby it obtains rights to market other parties’ products in return for certain commissions or percentages of revenue on the sales Pernix generates. Alternatively, Pernix may enter into co-promotion agreements with respect to its products whereby it grants another party certain rights to market or otherwise promote one or more of its products. Typically, the Company will enter into this type of co-promotion arrangement when a particular product is not aligned with its product focus or it lacks sufficient sales force representation in a particular geographic area. Co-promotion revenue is included in net revenues. Expense from co-promotion agreements is included in cost of products sold.

In September 2013, the Company amended the terms of our co-promotion agreement with ParaPRO.  ParaPRO assumed responsibility for distribution of NATROBA and related activities, and the Company and its subsidiaries no longer purchase quantities of NATROBA at a discount for sale to customers.  The Company continues to provide promotion services for NATROBA in its assigned territories for co-promotion fees based on prescriptions generated by its sales force.  With respect to generic products covered by the agreement, the Company continues to provide distribution and co-promotion services for fees based on units distributed and prescriptions dispensed in defined territories.  As expected, the Company’s gross product sales for NATROBA has decreased based on the removal of the distribution-related revenue from the terms of the co-promotion arrangement.  However, the corresponding decreases in gross-to-net deductions, costs of goods sold and other distribution costs substantially offset the decrease in gross product sales.

On October 28, 2013, the Company entered into an agreement with Cumberland Pharmaceuticals Inc. to promote Omeclamox-Pak. Pursuant to the agreement, Cumberland will promote Omeclamox-Pak to gastroenterologists in the United States, and the Company will continue to promote the product to certain primary care physicians. This agreement provides for various types of payments, including non-refundable upfront license fees, milestone payments, and future royalties on Cumberland’s net product sales of Omeclamox.  We received a non-refundable upfront payment of $4.0 million upon execution of the agreement.  The terms of the arrangement with Cumberland include continuing performance obligations that were conditions to Cumberland’s decision to pursue promotion of this product.  Due to these ongoing performance obligations, the Company determined that the promotion rights did not have stand-alone value. The Company also did not have objective and reliable evidence of the fair value of these undelivered obligations. Accordingly, amounts received upfront under the license agreement were recorded as deferred revenue and are being recognized on a straight-line basis over the term of the agreement.  Current deferred revenue represents amounts, which are expected to be recognized within one year.  There are also additional milestones at the first and second anniversary dates of the execution of the agreement totaling $4.0 million in the aggregate. Royalty payments ranging from 15% to 20% based on tiered levels of gross profits will be paid by Cumberland to the Company monthly. See Note 24, Subsequent Events, for further discussion.

Profit Sharing Agreements Assumed in the Acquisition of Cypress

Hawthorn Pharmaceuticals is a party to a development agreement with Audax, Inc, a developer and inventor of branded and generic pharmaceutical products, entered into on February 10, 2011 (amended May 21, 2012), for the development of three NDA items containing magnesium glycinate, under the trade name Nuvita. Under this agreement, Audax and Hawthorn will jointly own 50% of the products, the NDA for the products, and all related rights, interests, and assets of the products. Hawthorn shall bear all development costs and expenses of the products. Audax is to receive a profit share of 10% of net sales (as defined in the agreement) upon launch of the items.  We continue to explore all available development options for this product.

Cypress is a party to a pharmaceutical marketing agreement with Amplogen Pharmaceuticals, LLC, a developer and seller of pharmaceutical products, entered into on January 25, 2012 for the exclusive marketing rights for ANDA 090910, sodium phenyl butyrate tablets 500mg. Amplogen supplies product, at no cost to Cypress, in exchange for a royalty of 60% of contract price obtained on the item. Due to certain delays in the process, the Company now expects the product to launch the summer of 2014.  However, there can be no assurance that the product launch will occur by this time.

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

Hawthorn Pharmaceuticals is a party to a development, license, and supply agreement with Pharmaceutical Associates, Inc., a developer, manufacturer, and distributor of pharmaceutical products, for the exclusive promotion and distribution of (i) hydrocodone bitrate and acetaminophen oral solution 10/325 mg/15mL (promoted under the brand name Zamicet), and (ii) prednisolone sodium phosphate oral solution 20mg/5 mL (promoted under the brand name VERIPRED). Under the terms of the agreement entered into on July 18, 2008, Pharmaceutical Associates is to receive a royalty of 50% of profits obtained on these products. Hawthorn agreed to minimum annual quantities of both products. The term of the agreement is for three years, with an automatic extension of one year (successive), unless Hawthorn is provided 180 days written notice of termination. On February 21, 2013, Hawthorn received a notice effectively terminating its promotion and distribution rights to Zamicet effective August 25, 2013. On June 12, 2013, Hawthorn received a notice effectively terminating its promotion and distribution rights to VERIPRED effective December 12, 2013.

Cypress is a party to a pharmaceutical manufacturing agreement with Stason Pharmaceuticals, a contract manufacturer of branded and generic pharmaceuticals, and developer of ANDA’s, for the exclusive marketing rights to eight generic pharmaceutical products. The terms of the agreement, which was entered into on November 1, 2005, call for Stason to be the exclusive supplier of these products and for Stason to receive a profit share of 50% on all applicable products with the exception of one, in which Stason is to receive 75% of “net sales profit” as defined by the agreement.  This agreement was transferred to Breckenridge in the transaction discussed in Note 5, Disposition of Certain Cypress Assets.

Profit Sharing Agreements Assumed in the Acquisition of GSL

In the acquisition of GSL, Pernix Manufacturing assumed two profit sharing agreements relating to the licensing of certain proprietary formulations which require a specified commission per unit for any products manufactured utilizing these proprietary formulations.

Note 20. Employee Compensation and Benefits

The Company participates in a 401(k) plan, which covers substantially all full-time employees. The Plan is funded by employee contributions and discretionary matching contributions determined by management. At the Company’s discretion, it may match up to 100 percent of each employee’s contribution, not to exceed the first six percent of the employee’s individual salary. There is a six-month waiting period from date of hire to participate in the plan. Employees are 100 percent vested in employee and employer contributions. Contribution expense was approximately $450,000, $346,000 and $292,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

As of December 31, 2013, approximately 30,000 options remain outstanding that were issued to current officers and directors under former incentive plans of GTA. The remaining average contractual life of these options is approximately 1.2 years.

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

The following table shows the weighted average of the assumptions used to value stock options on the date of grant, as follows:

	Year Ended December 31,
	2013	2012	2011
Weighted average expected stock price volatility	66.8%	64.7%	70.0%
Estimated dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.0%	1.1%	1.4%
Pre-vest forfeiture rate	3.6%	4.6%	2.2%
Expected life of option (in years)	6.00	6.00	6.02
Weighted-average grant-date fair value per share	$4.64	$5.33	$4.68

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

Option Shares	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2011	1,848,491	$4.55
Granted	215,000	9.07
Exercised	(171,491)	3.89
Cancelled	(180,833)	7.57
Expired	—	—
Outstanding at December 31, 2012	1,711,167	4.87	7.8	$5,323
Granted	295,000	4.07
Exercised	(40,000)	2.79
Cancelled	(361,667)	6.30
Expired	—	—
Outstanding at December 31, 2013	1,604,500	4.45		$1,600

Vested and exercisable, end of period	796,161	$4.43	6.2	$1,600

The intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $132,000, $672,000 and $1,937,000, respectively.

The following table shows the details by range of exercise price for the total options outstanding at December 31, 2013:

		Options Outstanding		Options Exercisable
Range of Exercise Price ($)		Shares	Remaining Contractual Life (years)	Shares	Weighted Average Exercise Price
2.20		5,000	1.2	5,000	$2.20
3.31 – 4.20	(1)	1,278,000	7.2	638,000	3.71
6.10		136,500	7.6	89,828	6.10
7.75 – 9.02		135,000	8.5	29,999	8.80
10.13 – 10.35		50,000	7.4	33,334	10.14
		1,604,500	7.4	796,161	$4.43
———————
(1)
Includes 460,000 options granted to ParaPRO, LLC on August 3, 2011, that vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of NATROBA. For additional information, see Note 17, Other Revenue Sharing Arrangements.

As of December 31, 2013, there was approximately $450,000 of total unrecognized compensation cost related to unvested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 1.3 years and approximately $1,290,000 of total unrecognized compensation cost related to unvested stock options issued to ParaPRO which is expected to be recognized ratably over a weighted-average period of 3.5 years.

Restricted Stock

The following table shows the restricted stock activity during the year ended December 31, 2013 and 2012:

Restricted Stock Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	120,002	$6.56
Granted	670,000	7.51
Vested	(61,669)	6.15
Forfeited	—
Nonvested at December 31, 2012	728,333	$7.47
Granted	357,654	3.52
Vested	(172,266)	7.75
Forfeited	(284,867)	6.46
Nonvested at December 31, 2012	628,854	5.60

During the year ended December 31, 2013, 357,654 restricted common shares were issued. Approximately $2,376,000 of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

Effective July 22, 2010, the Company adopted the 2010 Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually (on May 1 and November 1), participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or end of such six-month period. The Employee Stock Purchase Plan expires on July 22, 2020. A total of 1,000,000 shares are available for purchase under this plan of which 126,027 have been issued. Compensation expense related to the Employee Stock Purchase Plan and included in the table below for the years ended December 31, 3013, 2012 and 2011 was approximately $71,000, $63,000 and $101,000, respectively.

Stock-Based Compensation Expense

The following table shows the approximate amount of total stock-based compensation expense recognized for employees and directors:

	Years Ended December 31,
	2013	2012	2011
Employees	$1,656,000	$2,032,000	$834,000
Non-employees/Directors	392,000	622,000	449,000

Total	$2,048,000	$2,654,000	$1,283,000

Note 21. Income Taxes

The income tax provision consisted of the income tax expense (benefits) for the years ended December 31, 2013, 2012 and 2011, as presented in the table below.

The components of the provision (benefit) for income taxes are as follows for the years ending December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$1,176,000	$1,718,000	$6,566,000
State	584,000	(255,000)	970,000
Total current provision (benefit)	1,760,000	1,463,000	7,536,000

Deferred Provision
Federal	(18,985,000)	(1,758,000)	(2,551,000)
State	(3,531,000)	(78,999)	(396,000)
Total deferred provision (benefit)	(22,516,000)	(1,836,999)	(2,947,000)
Total	$(20,756,000)	$(373,999)	$4,589,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Accounts receivable	$230,000	$2,403,000
Differences in carrying value of property and equipment	81,000	—
Accruals	13,082,000	4,477,000
Stock awards	2,272,000	1,623,000
NOL carryovers	7,303,000	1,337,000
Gross deferred tax assets	22,968,000	9,840,000

Deferred tax liabilities:
Differences in carrying value of property and equipment	$—	$(27,000)
Inventory	(79,000)	(248,000)
Other	(475,000)	(367,000)
Intangibles	(25,106,000)	(34,875,000)
Installment sale	(3,506,000)	—
Investments	—	(1,740,000)
Gross deferred tax liability	(29,166,000)	(37,257,000)
Net deferred tax asset/(liability)	(6,198,000)	(27,417,000)

Included in consolidated balance sheet:
Deferred income tax assets/(liabilities)–current	9,301,000	8,118,500
Deferred income tax assets/(liabilities)–long-term	(15,499,000)	(35,535,500)
Net deferred tax asset/(liability)	$(6,198,000)	$(27,417,000)

Somaxon has federal net operating loss carryforwards (NOL’s) of approximately $246,500,000 at 12/31/13 ranging in expiration from 2023 to 2032. However, based on the change in ownership provision of IRC Section 382, $19,250,000 of those NOL are expected to be available for utilization.

Pernix Therapeutics Holdings, Inc. has federal NOL’s of approximately  $520,000 at 12/31/13 with an expiration of 2031.

GTA GP, Inc. has federal NOL’s of approximately $ 85,300,000 at 12/31/13 ranging in expiration from 2024 to 2033. However, based on the change in ownership provisions of IRC Section 382, $0 of those NOL are expected to be available for utilization.

Somaxon has federal research and development credit carryovers of approximately $ 4,300,000 at 12/31/13. However, based on the change in ownership provision of IRC Section 382, $ 0 of those credits are expected to be available for utilization.

It should be noted that only those amounts that are expected to be utilized are included in the deferred tax assets (Somaxon and Pernix NOL’s noted above).

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

The effective income tax rate from continuing operations is different from the federal statutory rate for the years ended December 31, 2013, 2012 and 2011 for the following reasons:

	December 31,
	2013	2012	2011
Expected taxes at statutory rates	(35.0)%	(35.0)%	35.0%
State taxes, net of federal tax benefit	(4.1)%	(12.2)%	2.9%
Cypress put option – change in value	6.3%	—	—
Cypress put option – contingent gain	(12.3)%	—	—
Non-deductible transaction costs	—	22.3%	—
Other	0.4%	3.9%	(2.4)%
	(44.7)%	(21.0)%	35.5%

Approximately $12.3 and $31.4 million of the deferred tax liability at December 31, 2013 and 2012, respectively, relates to the difference between the financial statement and tax basis of the intangibles acquired in the Cypress acquisition. The deferred tax liability related to these Cypress intangibles is reduced on an annual basis by the financial statement amortization of such intangibles.  In addition, the decrease from the year ended December 31, 2012 to the year ended December 31, 2013 was primarily due to the disposition and the impairment of certain Cypress intangibles assets, as further described in Note 5, Disposition of Cypress Assets, and Note 12, Intangible Assets and Goodwill.  The Cypress intangibles are amortized over a period of 11 years.

Note 22. Commitments and Contingencies

Purchase Commitments

Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services. Our failure to satisfy minimum sales requirements under our co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights. In addition to minimum sales requirements under our co-promotion agreements, the Company has commitments under open purchase orders for inventory that can be cancelled without penalty of approximately $6.0 million (including Cypress).

Stock Options Issued in Exchange for Services

Pursuant to an agreement for support services entered into between the Company and ParaPRO on August 27, 2010 which commenced upon the launch of NATROBA on August 3, 2011, 460,000 stock options were issued to ParaPRO. The options have an exercise price of $3.65 which was the closing price of the Company’s stock as of the date of the support services agreement. The options are exercisable in seven installments in the following amounts: (i) 30,000 on August 1, 2012, (ii) 40,000 on August 1, 2013, (iii) 50,000 on August 1, 2014, (iv) 60,000 on August 1, 2015, (v) 70,000 on August 1, 2016, (vi) 90,000 on August 1, 2017, and (vii) 120,000 on August 1, 2018. The options are exercisable for a period of five years from the date each becomes exercisable and were valued at approximately $2,841,000. These options were granted in a private offering under Rule 4(2) of the Securities Act of 1933. As of December 31, 2013, there was approximately $1,290,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized ratably over a weighted-average period of 3.5 years.

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

Future minimum lease payments under non-cancelable operating leases do not include the rent payments for the Woodlands, Texas lease that was terminated effective July 31, 2013.   The lease had a remaining term through April 2016, representing a future lease commitment of approximately $579,000.  The minimum payments as of December 31, 2013 are as follows:

Year Ended December 31,
2014	$470,000
2015	39,000
2016	4,000
2017	—

Total rent expense was approximately $730,000, $375,000 and $249,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Capital leases on certain pharmaceutical manufacturing equipment assumed in the acquisition of GSL had terms to November 2013.

Milestone Payments

The Company is party to certain license agreements as described in Note 19, Other Revenue Sharing Arrangements, and acquisition agreements as described in Note 4, Business Combinations and Other Acquisitions. Generally, these agreements require that the Company make milestone payments in cash upon the achievement of certain product development and commercialization goals and payments of royalties upon commercial sales. The amount and timing of future milestone payments, as discussed in the Notes referenced herein, may vary depending on when related milestones will be attained, if at all.

Other Revenue Sharing Arrangements

The Company has entered into certain revenue sharing arrangements that require payments based on a specified percentage of net sales or a specified cost per unit sold. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $6,917,000 $4,245,000 and $2,427,000, respectively, in expense included in cost of goods sold from payments pursuant to co-promotion and other revenue sharing arrangements.  See Note 19, Other Revenue Sharing Arrangements, for further discussion.

Somaxon was subject to certain contractual payment obligations pursuant to settlement agreements entered into by it which the Company assumed.  As of December 31, 2013, a $379,000 balance remained unpaid under the terms of a settlement agreement relating to the termination of a co-promotion agreement. Pursuant to the terms of this agreement, six percent of net sales of Silenor are payable to the counterparty until the balance is paid in full. In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor. Remaining payment obligations owed by Somaxon and assumed by Pernix under these settlement agreements are $1,500,000 and $2,000,000, respectively, payable in equal installments over the next seven and four years, respectively.

Legal Proceedings

Texas Attorney General Medicaid Investigation

The Company reached an agreement with the Attorney General of the State of Texas to settle all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by the Company in connection with a Civil Investigative Demand made on Cypress.  See Note 24, Subsequent Events, for further information regarding the Company’s payment obligations under the settlement.

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

Note 23. Quarterly Financial Data (Unaudited)

Selected quarterly consolidated financial data are shown below (in thousands, except per share data).

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share data)
	(unaudited)
Net revenues	$22,078	$20,573	$18,295	$23,926
Operating expenses	30,864	29,088	24,969	54,612
(Loss) Income from operations	(8,786)	(8,515)	(6,674)	(30,686)
Other (expense) income, net	(2,934)	143	(2,406)	13,466
Income tax (benefit) provision	(3,263)	(2,121)	(2,676)	(12,696)
Net (loss) income	$(8,457)	$(6,251)	$(6,404)	$(4,524)

Net (loss) income per share—basic	$(0.24)	$(0.17)	$(0.17)	$(0.12)
Net (loss) income per share - diluted	$(0.24)	$(0.17)	$(0.17)	$(0.12)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share data)
	(unaudited)
Net revenues	$14,482	$10,499	$18,134	$18,198
Operating expenses	12,468	11,953	18,816	19,765
(Loss) Income from operations	2,014	(1,454)	(682)	(1,567)
Other (expense) income, net	(40)	(27)	7	(35)
Income tax (benefit) provision	783	(549)	(404)	(304)
Net (loss) income	$1,191	$(932)	$(271)	$(1,398)

Net (loss) income per share—basic	$.05	$(.03)	$(.01)	$(.05)
Net (loss) income per share - diluted	$.04	$(.03)	$(.01)	$(.05)

In connection with the re-valuation of the Cypress intangible assets, the amortization on these assets has been retrospectively adjusted for the three months periods ending March 31, June 30 and September 30, 2013, in accordance with ASC No. 805, Business Combinations.  The retrospective adjustments are included in the quarterly data above.

Note 24. Subsequent Events

Exclusive License Agreement.  On February 27, 2014, the Company entered into an exclusive license agreement with Osmotica Pharmaceutical Corporation to promote KHEDEZLA (desvenlafaxine) Extended-Release (ER) Tablets, 50 mg and 100 mg.  The sales and marketing of KHEDEZLA will be supported by the Company’s team of approximately 90 sales professionals, promoting the product to high desvenlafaxine prescribing physicians. The New Drug Application (NDA) for KHEDEZLA Tablets was approved by the U.S. Food and Drug Administration pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act in July 2013. KHEDEZLA is indicated for the treatment of major depressive disorder (MDD). Pursuant to the agreement, the Company agreed to make an upfront payment for the license and Osmotica’s existing inventory of Khedezla in the amount of $4,000,000 in the aggregate with (i) $1,500,000 due upon execution of the agreement, which has been paid, (ii) $1,500,000 to be paid on or before ninety days after the effective date of February 26, 2014, and (iii) $1,000,000 to be paid on or before five months after the effective date.  There are also additional milestones based on certain levels of net profits achieved.  Royalty payments equivalent to 60% of net profits will be paid by the Company to Osmotica quarterly.  The royalty payments reduce to 55% in the second contract year and 50% for each year thereafter.

Note Offering.  On February 21, 2014, the Company issued $65 million aggregate principal amount of the Company’s 8.00% Convertible Senior Notes due 2019 in accordance with each of the Securities Purchase Agreements dated February 4, 2014 by and between the Company and the investors party thereto.

On February 21, 2014, in connection with the Notes offering, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the “Amendment” and together with the Amended and Restated Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with MidCap Funding IV, LLC, as Agent and as a lender (“MidCap”), and the other lenders from time to time parties thereto.  In addition to allowing for the Note issuance, the Amendment provides for the addition of a $20 million uncommitted accordion feature to the lenders’ existing $20 million revolving loan commitment.  Pursuant to the Amendment, MidCap and the other lenders released their liens on certain of our assets.  The obligations under the Amended Credit Agreement are secured by a first priority security interest in the Company’s accounts, inventory, deposit accounts, securities accounts, securities entitlements, permits and cash.

The covenants contained in the Amended Credit Agreement require the Company to maintain a minimum amount of EBITDA and net invoiced revenues unless we demonstrate minimum liquidity of at least $30 million.  The Amended Credit Agreement continues to include customary covenants for a secured credit facility, which include, among other things, (a) restrictions on (i) the incurrence of indebtedness, (ii) the creation of or existence of liens, (iii) the incurrence or existence of contingent obligations, (iv) making certain dividends or other distributions, (v) certain consolidations, mergers or sales of assets and (vi) purchases of assets, investments and acquisitions; and (b) requirements to deliver financial statements, reports and notices to the Agent and the other lenders, provided that, the restrictions described in (a)(i)-(vi) above are subject to certain exceptions and permissions limited in scope and dollar value. The Amended Credit Agreement also contains customary representations and warranties and event of default provisions for a secured credit facility.

In connection with the Amendment, the Company entered into an Amended and Restated Security and Pledge Agreement (the “Amended and Restated Security Agreement”) with MidCap as Agent.  The Amended and Restated Security Agreement amends and restates the Security and Pledge Agreement, dated as of December 31, 2012, that we entered into with MidCap Funding V, LLC (the “Original Security Agreement”).  The Amended and Restated Security Agreement creates a security interest in favor of MidCap, for the benefit of the lenders from time to time parties to the Amended and Restated Security Agreement, in our accounts, inventory, deposit accounts, securities accounts, securities entitlements, permits and cash as security for our repayment of the Company’s obligations under the Amended Credit Agreement.

The loans under this facility bear continue to bear interest at a rate equal to the sum of the LIBOR rate (with a floor of 1.5%) plus an applicable margin of 7.50% per annum.  The expiration date of the agreement has been extended to February 21, 2017.

Resignation of Directors

Resignation of Directors. At the request of the Company, on February 21, 2014, each of Cooper C. Collins, James E. Smith, Jr. and Anthem Blanchard resigned as members of the Board of Directors of the Company.  In addition, Mr. Collins also resigned as Chief Strategy Officer of the Company effective as of April 15, 2014.  These resignations did not relate to any disagreements with the Board of Directors (the “Board”) or management of the Company or disagreements with respect to matters related to the operations, policies or practices of the Company.

Recent Appointments

  Mr. Doug Drysdale was appointed President and Chief Executive Officer on February 5, 2014 replacing Mr. Michael Pearce.  Mr. Drysdale base compensation is $575,000 annually and he is eligible to receive an annual cash bonus equal to 50% of his base salary at the discretion of the Board or the Compensation Committee.  Mr. Drysdale also received 1,500,000 in stock options at an exercise price of $2.09 vesting over four years in equal monthly amounts with the first six months accruing but not vesting until the six month anniversary.  Mr. Drysdale was also appointed Chairman of the Board.  Mr. Pearce transitioned to a consulting role effective March 1, 2014 pursuant to which he will receive a monthly consulting fee of $29,167 until August 31, 2014.  Mr. Pearce continues to serve on the Company’s board of directors.

On March 9, 2014, the Company appointed Terence Novak to serve as the Company’s Chief Operating Officer.

Effective March 13, 2014, the Company’s Board of Directors appointed  John A. Sedor  to serve in one of the vacancies created by the recent resignations of three board members.  He was also appointed to serve as Chairman of the Compensation Committee.

Director Compensation

On March 12, 2014, the Board approved an increase in the annual cash compensation paid to the Company’s non-executive directors from $30,000 to $40,000.  All other cash compensation paid to directors for being a chairman or serving on a committee remains the same.

Settlement with Former Shareholders of Cypress

A Stipulation of Dismissal was filed with the United States District Court for the Southern District of Texas (Houston Division) on January 29, 2014 in connection with the settlement of all claims brought against the Company by the former shareholders (the “Plaintiff Shareholders”) of Cypress and all claims brought against the Plaintiff Shareholders by the Company in connection with the purchase of Cypress by us pursuant to the Securities Purchase Agreement by and among the Company, Cypress and the Plaintiff Shareholders (the “Purchase Agreement”). As part of the settlement, the Company agreed to pay $1,330,000 to the Plaintiff Shareholders on or before February 7, 2014, which amount was accrued at the time of the Cypress acquisition as a contingent consideration in our financial statements. This payment was made according to these terms.  In exchange for this payment, both parties released all claims against the other parties, which includes the Plaintiff Shareholders waiving any rights to the put obligation of the Company included in the Purchase Agreement. Additionally, this payment repays in full all currently existing obligations by us to fund the escrow account or to pay the holdback amount under the Purchase Agreement. The settlement also modified the language relating to the milestone payment payable to the Plaintiff Shareholders pursuant to the Purchase Agreement but still reflects a one-time payment of $5,000,000, payable in cash or stock, upon the achievement of one of such milestones.

Texas Attorney General Medicaid Investigation

The Company reached an agreement with the Attorney General of the State of Texas to settle all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by us in connection with a Civil Investigative Demand made on Cypress. As part of the settlement, the Company has agreed to pay $12,000,000 to the State of Texas. As discussed in Note 5, Disposition of Certain Cypress Assets, the Company recorded the fair value of this settlement in the amount of $9,780,000 in our financial statements at December 31, 2013 and recorded as an expense during the quarter ended December 31, 2013. An initial payment of $2,000,000 was due and payable within ten business days of the effective date of the final settlement agreement (the “Effective Date”) and was paid accordingly.  Thereafter, the Company will make subsequent payments of $2,000,000 on each of the first five anniversaries of the Effective Date.

Schedule II
Pernix Therapeutics Holdings, Inc.

Valuation and Qualifying Accounts
Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Deductions/ Write-offs	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2013	$39	$98	$(53)	$84
Year ended December 31, 2012	$—	$43	$(4)	$39
Year ended December 31, 2011	$—	$—	$—	$—

INDEX TO EXHIBITS

Filed or Furnished with this Form 10-K
Incorporated by Reference
No.	Description		Form	Date Filed
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
2.4
Asset Purchase Agreement by and among Breckenridge Pharmaceutical, Inc. (“Breckenridge”), on the one hand, and the Company and Cypress Pharmaceuticals, Inc. (“Cypress”), on the other hand, dated as of August 5, 2013
			10-Q	08/09/2013

2.5	Joinder Agreement and First Amendment to Asset Purchase Agreement dated September 11, 2013 among the Company and Cypress, on the one hand, and Breckenridge, on the other hand		8-K	09/17/2013
3.1	Articles of Incorporation of Pernix Therapeutics Holdings, Inc.		8-K	03/15/2010

3.2	Bylaws of Pernix Therapeutics Holdings, Inc.		8-K	03/15/2010

4.1	Form of certificate representing shares of common stock of Pernix Therapeutics Holdings, Inc.		10-K	03/29/2012
4.2	Indenture, dated February 21, 2014, by and between Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association		8-K	02/26/2014
4.3	Form of 8.00% Convertible Senior Note due 2019 (included in Exhibit 4.2)		8-K	02/26/2014

10.1*	2009 Stock Incentive Plan		8-K	03/15/2010

10.2*	2010 Employee Stock Purchase Plan		8-K	08/16/2010

10.3*	Golf Trust of America, Inc. 2007 Stock Option Plan		S-8	06/04/2010

10.4*	2007 Stock Option Plan		Def14A	11/16/2007

10.5*	Employment and Non-Compete Agreement, dated December 31, 2008, by and between Pernix Therapeutics, Inc. and Michael Venters		8-K	03/15/2010

10.6*	Employment Offer Letter, dated May 10, 2013, by and between Pernix Therapeutics, Inc. and Cooper Collins		10-Q	08/09/2013

10.7*	Amended and Restated Employment and Non-Compete Agreement, dated March 14, 2011, by and among Pernix Therapeutics Holdings, Inc., Macoven Pharmaceuticals, LLC. and John McMahon		10-K	03/30/2011

10.8*	Amendment No. 1 to Amended and Restated Employment and Non-Compete Agreement, dated March 23, 2012, by and among Pernix Therapeutics Holdings, Inc., Macoven Pharmaceuticals, LLC. and John McMahon		10-K	03/29/2012

10.9*	Employment Offer Letter, dated May 10, 2013, by and between Pernix Therapeutics Holdings, Inc., and Michael Pearce		10-Q	08/09/2013

10.10	Form of Amended and Restated Merger Partner Stockholder Agreement		8-K	05/31/2011

10.11
Amended and Restated Credit Agreement dated as of May 8, 2013 by and among Pernix Therapeutics Holdings, Inc., together with its subsidiaries, Midcap Financial, LLC., as Administrative Agent and Lender and the additional lenders from time to time party thereto.
			8-K	05/13/2013

10.12*	Severance Letter, dated July 19, 2013, by and between Pernix Therapeutics Holdings, Inc. and Tracy S. Clifford		10-Q	08/09/2013

10.13*	Employment Offer Letter, dated April 19, 2013, by and between Pernix Therapeutics Holdings, Inc. and Brian T. Dorsey		8-K	04/25/2013

10.14	Amended and Restated License Agreement by and between Pernix Sleep, Inc. (formerly Somaxon Pharmaceuticals, Inc.) and ProCom One, Inc. dated September 15, 2010.		10-Q	11/12/2013
10.15	Form of Securities Purchase Agreement, dated February 4, 2014.		8-K	02/07/2014

10.16*	Employment Agreement dated as of February 5, 2014 by and between Pernix Therapeutics Holdings, Inc. and Douglas Drysdale.		8-K	02/07/2014
10.17
Amendment No. 1 to the Amended and Restated Credit Agreement, dated February 21, 2014, between Pernix Therapeutics Holdings, Inc. and MidCap Funding IV, LLC, as Agent and as a lender, and the other lenders from time to time parties thereto

			8-K	02/26/2014
10.18	Amended and Restated Security and Pledge Agreement, dated February 21, 2014, by and between Pernix Therapeutics Holdings, Inc. and MidCap Funding IV, LLC, as Agent.		8-K	02/26/2014

10.19	Form of Representation Agreement, dated February 21,2014, by and between Pernix Therapeutics Holdings, Inc. and the Investors party thereto		8-K	02/26/2014

10.20	Form of Registration Rights Agreement, dated February 21,2014, by and between Pernix Therapeutics Holdings, Inc. and the Investors party thereto		8-K	02/26/2014

10.21*	Amendment No. 1 to the Pernix Therapeutics Holdings, Inc. 2009 Stock Incentive Plan	√

10.22 *	Employment Agreement dated as of March 9, 2014 by and between PernixTherapeutics Holdings, Inc. and Terence Novak		8-K	03/11/2014

21.1	Subsidiaries of the Company	√

23.1	Consent of Cherry Bekaert L.L.P.	√

31.1	Certification by Douglas Drysdale pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	√

31.2	Certification by Tracy S. Clifford pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	√

32.1	Certification by Douglas Drysdale and Tracy S. Clifford pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	√

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*           Indicates a management contact or compensatory plan or arrangement