Form 10-Q
period 2014-03-31
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2014-05-12
CIK 1024126

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2014

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from: ___________ to ___________

001-14494
Commission File Number

PERNIX THERAPEUTICS HOLDINGS, INC.
 (Exact name of Registrant as specified in its charter)

Maryland	33-0724736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 North Park Place, Suite 201, Morristown, NJ	07960
(Address of principal executive offices)	(Zip Code)

(800) 793-2145
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

              On May 9, 2014, there were 37,773,076 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC.

Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2014

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

By their nature, however, forward-looking statements often involve assumptions about the future. Such assumptions are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. As such, we cannot guarantee you that the expectations reflected in our forward-looking statements will actually be achieved. Actual results may differ materially from those in the forward-looking statements due to, among other things, the following factors:

●	changes in general business, economic and market conditions;

●	volatility in the securities markets generally or in the market price of our stock specifically; and

●	the risks outlined in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by law, we do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,851,215	$15,646,963
Accounts receivable, net	31,884,179	25,681,371
Inventory, net	10,831,283	13,809,929
Prepaid expenses and other current assets	6,202,656	5,878,292
Note receivable, net of unamortized discount of $62,864 and $100,582, respectively	4,787,136	4,749,418
Prepaid income taxes	1,129,889	1,318,446
Deferred income taxes - current	10,877,000	9,301,000
Held for sale – assets, net of impairment charge of $6,456,966	3,294,859	─
Total current assets	124,858,217	76,385,419
Property and equipment, net	1,056,053	6,872,042
Other assets:
Goodwill	41,581,017	42,496,592
Intangible assets, net	78,864,295	80,022,283
Note receivable, net of unamortized discount of $270,891and $318,696, respectively	4,579,109	4,531,304
Other long-term assets	5,930,444	1,078,655
Total assets	$256,869,135	$211,386,295

LIABILITIES
Current liabilities:
Accounts payable	$5,878,659	$3,443,629
Accrued personnel expenses	4,010,995	3,803,274
Accrued allowances	39,003,810	34,285,578
Other accrued expenses	4,655,944	5,532,549
Put option and contingent consideration – Cypress acquisition	─	1,330,000
Other liabilities	6,398,751	4,072,933
Held for sale - liabilities	1,901,742	─
Debt – short term	5,047,850	16,999,687
Total current liabilities	66,897,751	69,467,650
Long-term liabilities:
Other liabilities	11,755,119	14,387,766
Debt – long term	─	1,309,767
Deferred income taxes	10,654,000	15,499,000
Senior convertible notes	65,000,000	─
Total liabilities	154,306,870	100,664,183

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 39,801,624 and 39,318,301 issued, and 37,502,908 and 37,189,351 outstanding at March 31, 2014 and December 31, 2013, respectively	375,029	371,893
Treasury stock, at cost (2,298,716 and 2,128,950 shares held at March 31, 2014 and December 31, 2013, respectively)	(4,680,566)	(4,001,475)
Additional paid-in capital	121,612,255	119,553,760
Retained deficit	(14,744,453)	(5,202,066)
Accumulated Total stockholders’ equity	102,562,265	110,722,112

Total liabilities and stockholders’ equity	$256,869,135	$211,386,295

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenues	$19,051,552	$22,077,873
Costs and expenses:
Cost of sales	9,955,950	13,077,447
Selling, general and administrative expenses	13,623,450	14,079,188
Research and development expense	968,854	1,207,116
Depreciation and amortization expense	2,190,467	1,824,708
Impairment of assets held for sale	6,456,966	─
Total costs and expenses	33,195,687	30,188,459

Loss from operations	(14,144,135)	(8,110,586)

Other expense:
Change in fair value of put right	─	(2,140,727)
Change in fair value of contingent consideration	─	283,000
Interest expense, net	(1,264,252)	(1,076,615)
Total other (loss) income, net	(1,264,252)	(2,934,342)

Loss before income taxes	(15,408,387)	(11,044,928)
Income tax (benefit) provision	(5,866,000)	(3,134,000)

Net loss	(9,542,387)	(7,910,928)

Unrealized loss on securities, net of income tax of approximately $0 and $946,000 for the three months ended March 31, 2014 and 2013, respectively	─	(1,448,645)

Comprehensive loss	$(9,542,387)	$(9,359,573)

Net loss per share, basic	$(0.26)	$(0.23)
Net loss per share, diluted	$(0.26)	$(0.23)

Weighted-average common shares, basic	37,270,992	35,052,205
Weighted-average common shares, diluted	37,270,992	35,052,205

 See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Treasury Stock	Retained Deficit	Total

Balance at December 31, 2013	37,189,351	$371,893	$119,553,760	$(4,001,475)	$(5,202,066)	$110,722,112

Stock-based compensation
Restricted stock	─	─	984,705	─	─	984,705
Sto Stock options	─	─	788,122	─	─	788,122
Employee stock purchase plan ─		─	6,000	─	─	6,000
Is Issuance of stock options for services from non-employees	─	─	119,134	─	─	119,134
Issuance of common stock upon the exercise of stock options	79,000	790	293,880	─	─	294,670
Issuance of common stock upon vesting of restricted stock	404,323	4,043	(4,043)	─	─	─
Forfeit of restricted stock in payment of income tax liability	(169,766)	(1,697)	1,697	(679,091)	─	(679,091)
Income tax benefit on stock based awards	─	─	(131,000)	─	─	(131,000)
Net (loss)			─	─	(9,542,387)	(9,542,387)
Balance at March 31, 2014	37,502,908	$375,029	$121,612,255	$(4,680,566)	$(14,744,453)	$102,562,265

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(9,542,387)	$(7,910,928)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	149,652	143,609
Amortization of intangibles and interest accretion of contingent consideration	2,040,815	1,681,099
Amortization of deferred financing costs	313,134	114,118
Interest accretion on notes receivable	(85,523	─
Deferred income tax (benefit) provision	(6,421,000)	(936,711)
Impairment on assets held for sale	6,456,966	─
Stock-based compensation expense	1,778,827	545,256
Expense from stock options issued in exchange for services	119,134	146,584
Change in fair value of put right	─	2,140,727
Change in fair value of contingent consideration	─	(283,000)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	(6,202,808)	7,293,284
Inventory	1,836,100	4,837,327
Prepaid expenses and other assets	416,921	(560,613)
Accounts payable	2,528,978	(815,034)
Income taxes	188,557	(3,434,796)
Accrued expenses	304,873	(449,926)
Net cash from operating activities	(6,117,761)	2,510,996
Cash flows from investing activities:
Acquisition of Cypress	─	(309,589)
Purchase of equipment	(115,256)	(135,427)
Net cash from investing activities	(115,256)	(445,016)
Cash flows from financing activities:
Cash acquired in connection with acquisition of Somaxon	─	2,880,837
Payments on contracts payable	─	(900,000)
Payments on term loan	─	(525,000)
Net payments on revolving credit facility	(11,812,041)	─
Proceeds from issuance of convertible senior notes	65,000,000	─
Payments on financing costs	(6,201,149)	(60,731)
Payments on mortgages and capital leases	(34,120)	(43,344)
Proceeds from issuance of stock	294,670	─
Tax benefit on stock-based awards	(131,000)	(84,000)
Payment of employee income tax liability with surrender of employee restricted stock	(679,091)	(96,705)
Net cash from financing activities	46,437,269	1,171,057

Net increase in cash and cash equivalents	40,204,252	3,237,037
Cash and cash equivalents, beginning of period	15,646,963	23,022,821
Cash and cash equivalents, end of period	$55,851,215	$26,259,858
Supplemental disclosure:
Cash paid for income taxes	$497,443	$1,321,507

Interest paid during the period	447,845	761,007
Non-cash transactions

Acquisition of license and supply agreement – contract payable	2,500,000	500,000
Acquisition of Cypress – purchase price adjustment	─	3,250,000
Acquisition of Somaxon - Fair value of common stock	─	23,840,424

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

Note 1.	Company Overview

The Company is a specialty pharmaceutical company that sells, markets and develops a number of branded and generic pharmaceutical products primarily indicated for sleep, depression, bacterial infections and cough and cold conditions. The Company intends to see continued growth through the promotion of its products to physicians, healthcare practitioners and consumers, as appropriate. Since inception, the Company has engaged in a number of acquisitions and licensing arrangements to expand its product offerings. As part of its ongoing expansion strategy, the Company plans to make strategic acquisitions of products and companies, as well as develop and in-license additional products, with the aim of adding chronic, non-seasonal, specialty products to our revenue base.
The Company’s branded products include CEDAX®, an antibiotic for middle ear infections, and a family of prescription treatments for cough and cold (ZUTRIPRO®, REZIRA®, and VITUZ®). The Company also markets SILENOR® (doxepin), which is approved for the treatment of insomnia characterized by difficulty with sleep maintenance and is not a controlled substance. The Company recently entered into an Exclusive License Agreement with Osmotica Pharmaceutical Corp. to promote its desvenlafaxine product, Khedezla™ Extended-Release Tablets, 50 and 100 mg for major depressive disorder.  The Company currently promotes Khedezla™ Extended-Release Tablets, 50 and 100 mg, for major depressive disorder through an Exclusive License Agreement with Osmotica Pharmaceutical Corp.

The Company also currently promotes Omeclamox-Pak® through a License and Supply Agreement with GastroEntero-Logic, LLC.  During the fourth quarter of 2014, the Company entered into a promotion agreement with Cumberland Pharmaceuticals pursuant to which Cumberland began promoting Omeclamox-Pak to gastroenterologists.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results for future periods or the full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Pernix’s wholly-owned subsidiaries Pernix Therapeutics, LLC, GTA GP, Inc., GTA LP, Inc., Gaine, Inc., Macoven, Pernix Manufacturing, LLC, or PML, Respicopea, Inc., Cypress, Cypress’ subsidiary, Hawthorn Pharmaceuticals, Inc. and Pernix Sleep, also known as Somaxon Pharmaceuticals, Inc., or Somaxon (acquired March 6, 2013).  Pernix Sleep is included only for the period subsequent to its acquisition. Transactions between and among the Company and its consolidated subsidiaries are eliminated.

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

Fair Value of Financial Instruments

A financial instrument is defined as cash equivalent, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash equivalents (including our Regions Trust Account which invests in short-term securities consisting of sweep accounts, money market accounts and money market mutual funds), notes receivable, an investment in equity securities (TherapeuticsMD) liquidated in June 2013, our credit facility and senior convertible notes. The carrying values of these assets approximate their fair value.

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

Manufacturing revenue is recognized when the finished product is shipped to the customer (see Note 9).

The following table sets forth a summary of Pernix’s consolidated net revenues (in thousands) for the years ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Gross product sales	$40,571,782	$38,583,976
Sales allowances	(23,041,185)	(18,673,243)
Net product sales	17,530,597	19,910,733
Manufacturing revenue	871,215	1,184,032
Co-promotion and other revenue	649,740	983,108
Net revenues	$19,051,552	$22,077,873

The Company’s customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties. The following tables list the Company’s customers that individually comprised greater than 10% of total gross product sales for the three months ended March 31, 2014 and 2013, or 10% of total accounts receivable as of March 31, 2014 and December 31, 2013.

	Gross Product Sales
	Three Months Ended March 31,
	2014	2013
McKesson Drug Co.	36%	36%
AmerisourceBergen Drug Corporation(1)	35%	12%
Cardinal Health, Inc(1)	17%	29%
Total	88%	77%

(1)The gross sales shifted between Cardinal and AmerisourceBergen due to the fact that AmerisourceBergen entered into a strategic, long-term relationship with Walgreens in March 2013 which includes a ten-year comprehensive primary pharmaceutical distribution contract with Walgreens among other things.  Previously, Cardinal was the primary distributor for Walgreens.

	Accounts Receivable
	March 31,	December 31,
	2014	2013
McKesson Drug Co.	27%	35%
AmerisourceBergen Drug Corporation	32%	23%
Cardinal Health, Inc.	21%	16%
Total	80%	74%

Cost of Product Sales

Cost of product sales is comprised of (1) costs to manufacture or acquire products sold to customers; (2) royalty, co-promotion and other revenue sharing payments under license and other agreements granting the Company rights to sell related products; (3) direct and indirect distribution costs incurred in the sale of products; and (4) the value of any write-offs or donations of obsolete or damaged inventory that cannot be sold. The Company acquired the rights to sell certain of its commercial products through license and assignment agreements with the original developers or other parties with interests in these products. These agreements obligate the Company to make payments under varying payment structures based on our net revenue from related products.

In connection with the acquisitions of Cypress and Somaxon, the Company adjusted the predecessor cost basis, increasing inventory to fair value as required by ASC 820, Fair Value Measurements and Disclosures.  As a result, the Company recorded adjustments to increase the inventory to fair value in the amount of $8,600,000 and $695,000 at the time of acquisition for Cypress and Somaxon, respectively.  For the three months ended March 31, 2014 and 2013, approximately $1,622,000 and $3,815,000 of the increase in the basis of the inventory was amortized and included in cost of product sales, as the inventory was subsequently sold.  The balance remaining of the increase in the basis of the inventory acquired is approximately $1,069,000.

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

Product Returns

Consistent with industry practice, the Company offers contractual return rights that allow its customers to return short-dated or expiring products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. The Company’s products have a 15 to 36-month expiration period from the date of manufacture. The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. The Company estimates returns at percentages up to 10% of sales of branded and generic products and, from time to time, higher on launch return percentages for sales of new products. Returns estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage for our products.  For the three months ended March 31, 2013, in addition to the accrual on sales, the Company recorded an additional returns allowance of approximately $148,000 and reclassed approximately $300,000 in unrealized price adjustments due to higher than expected returns on certain generic products launched in 2011. The returns reserve may be adjusted as sales history and returns experience is accumulated on this portfolio of products. The Company reviews and adjusts these reserves quarterly.

Government Program Rebates

The liability for Medicaid, Medicare and other government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future government program utilization for each product sold.

Price Adjustments

The Company’s estimates of price adjustments, which include coupons, customer rebates, service fees, chargebacks, shelf stock adjustments, and other fees and discounts, are based on our estimated mix of sales to various third-party payors who are entitled, either contractually or statutorily, to discounts from the listed prices of our products and contracted service fees with our wholesalers. In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments and/or incur chargebacks that differ from its original estimates and such difference may be significant.

The Company’s estimates of discounts are applied pursuant to the contracts negotiated with certain customers and are primarily based on sales volumes. The Company, from time to time, offers certain promotional product-related incentives to its customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, the Company has initiated coupon programs for certain of its promoted products whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these coupon programs based on redemption and utilization information provided by a third party claims processing organization. The Company accounts for the costs of these special promotional programs as price adjustments, resulting in a reduction in gross revenue.

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

Prompt Payment Discount

The Company typically requires its customers to remit payments within the first 30 days for branded products and within 60 to 120 days for generics, depending on the customer and the products purchased. The Company offers wholesale distributors a prompt payment discount if they make payments within these deadlines. This discount is generally 2 to 3%.  Because the Company’s wholesale customers typically take the prompt pay discount, we accrue 100% of prompt pay discounts. These discounts are based on the gross amount of each invoice at the time of our original sale to them. Earned discounts are applied at the time of payment. This allowance is recorded as a reduction of accounts receivable.

Freight

The Company includes freight costs for outgoing shipments in selling expenses except for the outgoing freight costs for PML which are included in cost of goods. Outgoing freight costs included in selling expenses were approximately $205,000, and $311,000 for the three months ended March 31, 2014 and 2013, respectively.

Research and Development Costs

Research and development costs in connection with the Company’s internal programs for the development of products are expensed as incurred. Pernix either expenses research and development costs as incurred or will advance third parties a research and development fee which is amortized over the term of the related agreement. Research and development expenses were approximately $969,000 and $1,207,000 for the three months ended March 31, 2014 and 2013, respectively.

Segment Information

The Company currently markets two major product lines: a branded pharmaceuticals product line and a generic pharmaceuticals product line. These product lines qualify for reporting as a single segment in accordance with GAAP because they are similar in the nature of the products and services, production processes, types of customer, distribution methods and regulatory environment. The Company has a manufacturing subsidiary (PML) but the majority of its revenue is generated through intercompany sales and is eliminated in consolidation (see Note 9). It is deemed immaterial for segment reporting purposes.

Income Taxes

Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Pernix will recognize future tax benefits to the extent that realization of such benefits is more likely than not. Management has evaluated the potential impact in accounting for uncertainties in income taxes and has determined that it has no significant uncertain income tax positions as of March 31, 2014. Income tax returns subject to review by taxing authorities include 2010, 2011, 2012 and 2013.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss income	$(9,542,387)	$(7,910,928)

Denominator:
Weighted-average common shares, basic	37,270,992	35,052,205
Dilutive shares	─	─

Weighted-average common shares, diluted	37,270,992	35,052,205

Net loss per share, basic	$(0.26)	$(0.23)

Net loss per share, diluted	$(0.26)	$(0.23)

As of March 31, 2014, total outstanding options are 3,764,034. Options are not included above as their effect is anti-dilutive. See Note 15, Employee Compensation and Benefits, for information regarding the Company’s outstanding options.

As discussed in Note 13, in February 2014, the Company issued $65 million aggregate principal amount of 8.00% convertible senior notes due 2019 (the “Notes”) pursuant to Rule Regulation D and Section 4(2) under the Securities Act.. Upon any conversion the Notes may be settled in shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the Notes is excluded from the calculation of diluted loss per share because the net loss for the quarter ended March 31, 2014 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	As of March 31,
(in thousands)	2014	2013

Conversion of the Notes	18,056	−

Investments in Marketable Securities and Other Comprehensive Income

The Company held investments in marketable equity securities as available-for-sale and the change in the market value gives rise to other comprehensive income. The components of other comprehensive loss are recorded in the condensed consolidated statements of comprehensive loss, net of the related income tax effect. The Company liquidated its investments in marketable equity securities in June 2013 as described below.

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

Assets Held For Sale

We consider certain real property and certain other miscellaneous assets as held for sale when they meet the criteria set out in ASC 360, Property, Plant and Equipment.

As of March 31, 2014, held for sale assets were approximately $3,294,000 and held for sale liabilities were approximately 1,902,000.  These assets are net of an impairment charge of approximately $6,456,000.  The assets and liabilities are comprised of certain property, plant and equipment, prepaid assets, intangible assets and goodwill as well as current liabilities and a mortgage of PML as PML’s entire operation was sold on April 21, 2014.  See Note 19, Subsequent Events, for further information regarding the sale.

Impairment of Long-lived Assets

The Company reviews long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. If any long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In connection with the subsequent sale of PML, the Company recorded an impairment charge of approximately $6,456,000 against the net assets of PML as described above, for the three months ended March 31, 2014.  See Note 19, Subsequent Events, for further information.

Reclassifications

Certain reclassifications have been made to prior period amounts in our condensed consolidated statements of comprehensive loss to conform to the current period presentation. These reclassifications related to the classification of cost of samples as a selling expense instead of including in cost of goods and had no effect on net income as previously reported.

Recent Accounting Pronouncements

 In April 2014, the Financial Accounting Standards Board issued Accounting Standards Updated, or ASU, 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) which changes the requirements for reporting discontinued operations. ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or majority equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We adopted ASU 2014-08 as of January 1, 2014. We believe our sale of PML does not qualify as discontinued operations upon our adoption of ASU 2014-08 as the Company’s manufacturing facility was not a major line of business and was not a significant component of the Company’s financial results during our period of ownership, July 1, 2012 through April 21, 2014.

There have been no other recent accounting pronouncements that have not yet been adopted by us that are expected to have a material impact on our condensed consolidated financial statements from the accounting pronouncements previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Note 3.	Fair Value Measurement

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2013 (in thousands).  There were no such assets and liabilities as of March 31, 2014:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities
Contingent consideration (1)	—	—	1,330	1,330
Total Liabilities	$—	$—	$1,330	$1,330

(1)
Contingent consideration consists of certain holdback payments and contingent cash and equity payments with respect to our acquisition of Cypress. The fair value of the contingent consideration is included in put option and contingent consideration on the accompanying condensed consolidated balance sheets. The fair value of contingent consideration was originally estimated using probability weighted discounted cash flow models (DCF). The DCF incorporates Level 3 inputs including estimated discount rates that the Company believes market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to the Cypress acquisition agreement. The Company analyzes and evaluates these fair value measurements quarterly to determine whether valuation inputs continue to be relevant and appropriate or whether current period developments warrant adjustments to valuation inputs and related measurements. Any increases or decreases in discount rates would have an inverse impact on the value of related fair value measurements, while increases or decreases in expected cash flows would result in a corresponding increase or decrease in fair value measurements.  The Company settled the matter of contingent consideration and paid the former shareholders of Cypress $1,330,000 in January 2014.

            The Company believes the carrying amount of its debt, contracts payable, and mortgage obligations are a reasonable estimate of their fair value due to the short remaining maturity of these items and/or their fluctuating interest rates.

Note 4.	Accounts Receivable

Accounts receivable consist of the following:

	March 31, 2014	December 31, 2013
Trade accounts receivable	$32,542,615	$25,585,112
Less allowance for prompt pay discounts	(693,728)	(531,722)
Less allowance for doubtful accounts	(86,199)	(84,328)
Total trade receivables	31,762,688	24,969,062

Other miscellaneous receivables	46,422	57,475
Receivables from third parties – revenue sharing arrangements	75,069	654,834
Total accounts receivable, net	$31,884,179	$25,681,371

The Company typically requires customers to remit payments within the first 30 days for brand purchases or 60 to 120 days for generic purchases (depending on the customer and the products purchased). The Company offers wholesale distributors a prompt payment discount, which is typically 2%, as an incentive to remit payment within these deadlines. Accounts receivable are stated net of the estimated prompt pay discount. The Company’s management evaluates accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate. As of March 31, 2014 and December 31, 2013, the allowance for doubtful accounts was approximately $86,200 and $84,300, respectively.

Note 5.	Notes Receivable

The Company received two promissory notes from Breckenridge Pharmaceutical, Inc., or Breckenridge, in connection with the sale of its generic assets held by Cypress to Breckenridge on September 11, 2013.  The notes mature on the first and second anniversary dates of the closing. The promissory notes, each in the amount of $4,850,000 are recorded net of a present value discount (at an assumed rate of 3.1% on the one-year note and 4.25% on the two year note) of approximately $334,000 and $419,000, in the aggregate, as of March 31, 2014 and December 31, 2013, respectively.

Note 6.	Inventory

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials	$584,751	$1,459,742
Packaging materials	—	841,492
Samples	673,469	731,677
Finished goods	13,435,730	13,411,007
	14,693,950	16,443,918
Reserve for obsolescence	(3,862,667)	(2,633,989)
I Inventory, net	$10,831,283	$13,809,929

An increase in the basis of inventory related to the acquisitions of Cypress and Somaxon are included in the balances above as of March 31, 2014 and December 31, 2013. The increase included in raw materials was $221,000 as of both March 31, 2014 and December 31, 2013. The increase included in finished goods was $849,000 and $2,714,000 as of March 31, 2014 and December 31, 2013, respectively.

The raw material inventory was all PML inventory and was included in Assets Held for Sale.  See Note 9, Assets and Liabilities Held for Sale, for further discussion.

Note 7.      Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2014	December 31, 2013
Prepaid expenses	$3,527,222	$4,123,087
Deposits on inventory and prepaid royalties	445,169	235,956
Prepaid contracts	43,000	65,733
Capitalized financing costs	1,822,887	786,662
Deposits	227,154	227,154
Deferred expenses	137,224	439,700
Total	$6,202,656	$5,878,292

See Note 9, Assets and Liabilities Held for Sale, for further discussion.

Note 8. Property, Plant, and Equipment	March 31, 2014	December 31, 2013
Land	$572,342	$1,356,042
Buildings and improvements	43,988	3,986,126
Vehicles	—	15,000
Equipment	771,960	2,343,601
Furniture and fixtures	150,232	189,034
Computer software and website	93,900	93,900
Less accumulated depreciation	(576,369)	(1,111,661)
Total	$1,056,053	$6,872,042

 Depreciation expense amounted to approximately $150,000 and $143,000, for the quarters ended March 31, 2014 and 2013, respectively.

See Note 9, Assets and Liabilities Held for Sale, for further discussion.

Note 9.      Assets and Liabilities Held for Sale

In furtherance of the strategic direction being implemented by  the new executive management team that was hired in February 2014, the Company shifted its strategy of manufacturing certain products of its portfolio to focus solely on the sales and marketing of the Company’s products.  On March 31, 2014, the Company entered into a definitive agreement to divest its manufacturing operations, PML, to Woodfield Pharmaceutical LLC.   Accordingly, during the three months ended March 31, 2014, the Company adjusted PML’s net assets to fair value and, as a result, recorded an impairment charge of approximately $6,456,000.  As discussed in Note 19, Subsequent Events, the Company closed on the sale of PML subsequent to the three-months ended March 31, 2014.

The net assets and liabilities classified as Assets Held for Sale as of March 31, 2014 are reflected in the table below:

March 31, 2014
Inventory, net	$1,450,919
Prepaid expenses and other current assets	294,940
Property and equipment, net	5,781,591
Goodwill	915,575
Intangible assets, net	1,308,800
Total Held for Sale – Assets	9,751,825
Impairment charge	(6,456,966)
Held for Sale – assets, net	$3,294,859

Accounts payable	(93,945)
Accrued personnel expense	(119,934)
Other accrued expenses	(272,420)
Debt – short-term	(142,036)
Debt – long-term	(1,273,407)
Held for sale – liabilities	$(1,901,742)

Note 10.	Intangible Assets and Goodwill

Intangible assets consist of the following:

Cost basis:	Weighted Average Life	March 31, 2014	December 31, 2013
Patents	11 years	$500,000	$500,000
Brand	8 years	3,887,000	3,887,000
Product licenses	11.4 years	18,155,421	15,963,794
Customer relationships	—	—	1,848,000
Non-compete and supplier contract	5.3 years	5,194,571	5,194,571
Trademark rights	Indefinite	399,805	399,805
In-process research and development	Indefinite	25,300,000	25,300,000
Developed technology	9.6 years	40,000,000	40,000,000
		93,436,797	93,093,170
Accumulated amortization		(14,572,502)	(13,070,887)
		$78,864,295	$80,022,283

Accumulated amortization:	March 31, 2014	December 31, 2013
Patents	$(320,825)	$(305,625)
Brand	(1,943,508)	(1,822,038)
Product licenses	(2,785,891)	(2,383,518)
Customer relationships	—	(462,204)
Non-compete and supplier contract	(3,722,321)	(3,609,071)
Trademark rights	—	—
In-process research and development	—	—
Developed technology	(5,799,957)	(4,489,431)
	$(14,572,502)	$(13,070,887)

The weighted average life for our definite-lived intangible assets in total was approximately 9.6 years.

See Note 9, Assets and Liabilities Held for Sale, for further discussion.

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

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

Amount
2014 (April – December)	$5,739,501
2015	7,676,977
2016	7,676,977
2017	5,783,808
2018	4,746,651
Thereafter	21,540,576
Total	$53,164,490

Amortization expense is approximately $2,040,000 and $1,548,000 for the three months ended March 31, 2014 and 2013, respectively.

Changes in the carrying amount of goodwill for the three months ended March 31, 2014 and the year ended December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Beginning Balance	$42,496,592	$37,160,911
Goodwill acquired – Somaxon	─	10,748,243
Goodwill impairment – PML (see Note 9)	(915,575)	─
Adjustments (1)	─	(5,412,562)
Total	$41,581,017	$42,496,592
_____________
(1) Primarily reflects the impact of measurement period adjustments related to the Cypress and Somaxon acquisitions composed of a deferred tax asset on the increase in the basis of the acquired inventory, an increase in certain accrued allowances and the impact of the re-evaluation of the opening balance sheet Cypress intangible assets and inventory.

Note 11.	Accrued Allowances

Accrued allowances consist of the following:

	March 31,	December 31,
	2014	2013
Accrued returns allowance	$11,303,900	$12,049,040
Accrued price adjustments	23,055,190	18,300,788
Accrued government program rebates	4,644,720	3,935,750
Total	$39,003,810	$34,285,578

Note 12.	Other Liabilities

Other liabilities consist of the following:

	March 31, 2014	December 31, 2013

Product license contracts (see Note 10)	$2,500,000	$ ─
Settlement obligations (see Note 17)	11,426,000	14,115,000
Deferred revenue	4,227,870	4,279,350
Other	─	66,349
Total contracts payable and other obligations	$18,153,870	$18,460,699

OtOther liabilities – current	$6,398,751	$4,072,933
OtOther liabilities – long term	$11,755,119	$14,387,766

Note 13.	Debt

Debt consists of the following:
	March 31, 2014	December 31, 2013
Amounts outstanding under the Credit Facility – MidCap Funding V, LLC	$5,047,850	$16,859,891
Stancorp Mortgage	─	1,449,563
Convertible senior notes	65,000,000	─
Total debt	$70,047,850	$18,309,454

Debt – current	$5,047,850	$16,999,687
Debt – long term	$65,000,000	$1,309,767

See Note 9, Assets and Liabilities Held for Sale, for further discussion.

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

The facility bore interest at a rate equal to the sum of the LIBOR rate plus an applicable margin of 6.50% per annum). The Company was required to make quarterly repayments beginning on March 31, 2013 and ending on December 31, 2017, when all remaining principal was due and payable. In addition, the Company was able to voluntarily repay outstanding amounts under the credit agreement at any time without premium or penalty.  On May 8, 2013, the Company, together with its subsidiaries, entered into an Amended and Restated Credit Agreement with MidCap Financial, LLC, as Administrative Agent and as a lender, and additional lenders from time to time party thereto (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement amended and restated in its entirety the Original Credit Agreement.  The Amended and Restated Credit Agreement provided for a term loan of $10 million and a revolving loan commitment of $20 million. In connection with the entry into the Restated Credit Agreement, the Company prepaid approximately $12 million of the term loan that had been previously outstanding under the Original Credit Agreement. Under the Amended and Restated Credit Agreement, the Company’s borrowing base on the revolving loan commitment is equal to (A) 85% of eligible accounts, plus (B) 50% of eligible inventory, minus (C) certain reserves and/or adjustments, subject to certain conditions and limitations. Notwithstanding the foregoing, the Amended and Restated Credit Agreement provided for an advance of up to $3 million in excess of the Company’s borrowing base until June 5, 2013, at which time all excess amounts were paid. Unlike the Original Credit Agreement, the Amended and Restated Credit Agreement does not include covenants limiting capital expenditures or requiring the Company to maintain a fixed charge coverage ratio and leverage ratio, but rather contains covenants requiring the Company to maintain a minimum amount of EBITDA and net invoiced revenues. Similar to the Original Credit Agreement, the Amended and Restated Credit Agreement includes customary covenants for a secured credit facility, which include, among other things, (a) restrictions on (i) the incurrence of indebtedness, (ii) the creation of or existence of liens, (iii) the incurrence or existence of contingent obligations, (iv) making certain dividends or other distributions, (v) certain consolidations, mergers or sales of assets and (vi) purchases of assets, investments and acquisitions; and (b) requirements to deliver financial statements, reports and notices to the administrative agent and other lenders. The Amended and Restated Credit Agreement also contains customary representations and warranties and event of default provisions for a secured credit facility.

The loans under this facility bear interest at a rate equal to the sum of the LIBOR rate plus an applicable margin of 7.50% per annum (9% at March 31, 2014). Pursuant to the Restated Credit Agreement, the Company paid certain customary fees to the administrative agent and lenders.

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

Pursuant to the terms of the Amended and Restated Credit Agreement, the closing of the sale of certain Cypress assets triggered a requirement by the Company to repay the term loan included in the Credit Agreement. At the closing, the Company paid approximately $7.7 million from the sale proceeds to MidCap in fulfillment of this requirement, and as a result, the term loan has been repaid in full.  As of March 31, 2014 and December 31, 2013, the outstanding balance under the revolver was approximately $5 million and $16.9 million, respectively.

As with the Original Credit Agreement, the obligations under the Amended and Restated Credit Agreement are secured by a first priority perfected security interest in substantially all of the assets of the Company and its subsidiaries, subject to certain permitted liens.  The May 2013 amendments described above were treated as a modification of debt under GAAP.

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

Note Offering

On February 21, 2014, Pernix Therapeutics Holdings, Inc.’s (“Pernix” or the “Company”) issued $65,000,000 aggregate principal amount 8% Convertible Senior Notes (the “Notes”) The Notes mature on February 15, 2019, unless earlier converted.  The Company received net proceeds from the sale of the Notes of approximately $58.84 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Interest is payable on the Notes on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2014.

The Notes are governed by the terms of an indenture (the “Indenture”), between the Company and Wilmington Trust, National Association (the “Trustee”), each of which were entered into on February 21, 2014.

The Notes are senior unsecured obligations and are: senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

The Company may not redeem the Notes prior to the Maturity Date. However, the holders may convert their Notes at any time prior to the close of business on the business day immediately preceding February 15, 2019. Upon conversion, the Company will deliver a number of shares of the Company’s common stock equal to the conversion rate in effect on the conversion date. The initial conversion rate will be 277.7778 shares of the Company’s common stock for each $1,000 principal amount of Notes, which represents an initial conversion price of approximately $3.60 per share. Following certain corporate transactions that can occur on or prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its Notes in connection with such a corporate transaction.

If a Change of Control (as defined in the Indenture) occurs prior to the stated maturity date, holders may require the Company to purchase for cash all or any portion of their Notes at a Change of Control repurchase price equal to the Specified Percentage (as defined in the Indenture) of the principal amount of the Notes to be purchased, plus accrued and unpaid interest to, but excluding, the Change of Control repurchase date.

The Indenture contains customary terms and covenants and events of default with respect to the Notes. If an event of default (as defined in the Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare the principal amount of, and accrued and unpaid interest on, the Notes to be due and payable immediately by notice to the Company (with a copy to the Trustee). If an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company (as set forth in the Indenture) occurs with respect to us, the principal amount of the Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable.

As the Company was not required to separate the conversion option in the Notes under ASC 815, Derivatives and Hedging, it considered whether the cash conversion guidance contained in ASC 470-20, Debt with Conversion and Other Options, is applicable to the Notes. However, as the conversion option may not be settled in cash upon the Company’s election, the Company concluded that the cash conversion guidance is not applicable to the Notes, and the Company therefore recorded the entire proceeds of the Notes as a liability, without allocating any portion to equity.

Because the conversion option is not bifurcated as a derivative pursuant to ASC 815 and is not separately accounted for under the cash conversion guidance, the Company further evaluated the conversion option to determine whether it is considered a beneficial conversion option at inception. The Company determined the effective conversion price at issuance to be $3.60 per share. Because the fair value of the common stock at the close of trading on the date of issuance was $3.08, no beneficial conversion feature existed at the issuance date.

For the quarter ended March 31, 2014, total interest expense related to the outstanding principal balance of the Notes was $541,000 at the stated interest rate of 8.0% per annum. As of March 31, 2014, the Company had outstanding borrowings of $65 million related to the Notes.

Note 14.	Stockholders’ Equity

Warrants Issued in Acquisition of Somaxon

In connection with the acquisition of Somaxon in March 2013, the Company assumed approximately 469,000 outstanding warrants in the acquisition of Somaxon.  These warrants have exercise prices ranging from $7.70 to $90.72 and expiration dates ranging from July 2016 through August 2021.

Note 15.	Employee Compensation and Benefits

The Company participates in a 401(k) plan, which covers substantially all full-time employees. The Plan is funded by employee contributions and discretionary matching contributions determined by management. At the Company’s discretion, it may match up to 100 percent of each employee’s contribution, not to exceed the first six percent of the employee’s individual salary. There is a six-month waiting period from date of hire to participate in the plan. Employees are 100 percent vested in employee and employer contributions. Contribution expense was approximately $106,000 and $137,000 for the three months ended March 31, 2014 and 2013, respectively.

Stock Options

The Company’s 2009 Stock Incentive Plan was approved concurrent with its merger with Golf Trust of America, Inc. (“GTA”) on March 9, 2010. The maximum number of shares that can be offered under this plan is 5,000,000. Incentives may be granted under the 2009 Plan to eligible participants in the form of (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock, (d) restricted stock units, (e) stock appreciation rights and (f) other stock-based awards.

As of March 31, 2014, approximately 30,000 options remain outstanding that were issued to current officers under former incentive plans of GTA. The remaining average contractual life of these options is approximately 11 months.

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

The following table shows the weighted average of the assumptions used to value stock options on the date of grant, as follows:

Three Months
Ended
March 31, 2014
Weighted average expected stock price volatility	74.0%
Estimated dividend yield	0.0%
Risk-free interest rate	1.8%
Expected life of option (in years)	6.1
Weighted average fair value per share	$2.60

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

The following table shows the option activity, described above, during the three months ended March 31, 2014:

Option Shares	Shares	Average Exercise Price
Outstanding at December 31, 2013(1)	1,604,500	$4.45
Granted	2,265,000	2.68
Exercised	(79,300)	3.73
Cancelled	(26,166)	6.18
Expired	─
Outstanding at March 31, 2014	3,764,034	$3.39
Vested and exercisable, end of period	1,015,863	$4.49

The intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was approximately $142,000 and $132,000, respectively.

The weighted-average grant date fair value for options granted during the three months ended March 31, 2014 and 2013 was approximately $2.60 and $4.64, respectively.

The following table shows the details by range of exercise price for the total options outstanding at March 31, 2014:

	Options Outstanding		Options Exercisable
Range of Exercise Price ($)	Shares	Remaining Contractual Life (years)	Shares	Price ($)
2.09 – 2.20	1,505,000	9.8	5,000	$2.20
3.08	50,000	9.9	─	─
3.31 – 4.20 (1)	1,831,367	8.1	801,367	3.62
5.66	75,000	10.0	─	─
6.10	124,333	7.4	87,828	6.10
7.75 – 9.02	128,334	8.2	75,001	8.59
10.13 – 10.14	50,000	7.1	46,667	10.14
	3,764,034	8.8	1,015,863	$4.49
_____________
(1) Includes 460,000 options granted to ParaPRO, LLC on August 3, 2011, that vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of Natroba. For additional information, see Note 17, Commitments and Contingencies.

As of March 31, 2014, the aggregate intrinsic value of 1,015,863 options outstanding and exercisable was approximately $1,404,000.

As of March 31, 2014, there was approximately $4,575,000 of total unrecognized compensation cost related to unvested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 3.7 years.

Restricted Stock

The following table shows the Company's nonvested restricted stock outstanding at March 31, 2014:

		Weighted Average
		Grant Date
Restricted Stock Shares	Shares	Fair Value
Nonvested at December 31, 2013	628,854	$5.60
Granted	100,000	3.05
Vested	(20,999)	5.88
Forfeited	(404,323)	4.91
Nonvested at March 31, 2014	303,532	$6.95

During the three months ended March 31, 2014, 100,000 restricted common shares were issued. Approximately $1,439,000 of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan

Effective July 22, 2010, the Company adopted the 2010 Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually (on May 1 and November 1), participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or end of such six-month period. The Employee Stock Purchase Plan expires on July 22, 2020. A total of 1,000,000 shares are available for purchase under this plan of which 126,027 have been issued as of March 31, 2014. Compensation expense related to the Employee Stock Purchase Plan and included in the table below for the three months ended March 31, 2014 and 2013 was approximately $6,000 and $4,000, respectively.

Stock-Based Compensation Expense

The following table shows the approximate amount of total stock-based compensation expense recognized for employees and non-employees:

	Three Months Ended March 31,
	2014	2013
Employees	$1,698,523	$424,910
Non-employees/Directors	80,304	120,346

Total	$1,778,827	$545,256

Note 16.	Income Taxes

The effective income tax rate from continuing operations is different from the federal statutory rate for the three months ended March 31, 2014 and 2013 for the following reasons:

	Three Months Ended March 31,
	2014	2013
Expected taxes at statutory rates	(35.0)	(35.0)%
State taxes, net of federal tax benefit	(2.0)%	(1.4)%
Nondeductible expenses, including merger related expenses	0.1%	1.6%
Put right expense	0.0%	6.8%
Other	(1.2)%	(0.4)%
	(38.1)%	(28.4)%

Note 17.	Commitments and Contingencies

Legal Proceedings

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

Texas Attorney General Medicaid Investigation

The Company reached an agreement with the Attorney General of the State of Texas to settle all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by us in connection with a Civil Investigative Demand made on Cypress. As part of the settlement, the Company has agreed to pay $12,000,000 to the State of Texas, which amount was accrued in our financial statements at December 31, 2013 and recorded as an expense during the quarter ended December 31, 2013. An initial payment of $2,000,000 was due and payable within ten business days of the effective date of the final settlement agreement (the “Effective Date”) and was paid accordingly during the month ended March 31, 2014.  Thereafter, the Company will make subsequent payments of $2,000,000 on each of the first five anniversaries of the Effective Date.

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

Stock Options Issued in Exchange for Services

Pursuant to an agreement for support services entered into between the Company and ParaPRO on August 27, 2010 which commenced upon the launch of NATROBA on August 3, 2011, 460,000 stock options were granted to ParaPRO. The options have an exercise price of $3.65 which is the closing price of the Company’s stock as of the date of the support services agreement. The options are exercisable in seven installments in the following amounts: (i) 30,000 on August 1, 2012; (ii) 40,000 on August 1, 2013; (iii) 50,000 on August 1, 2014; (iv) 60,000 on August 1, 2015; (v) 70,000 on August 1, 2016; (vi) 90,000 on August 1, 2017; and (vii) 120,000 on August 1, 2018. The options are exercisable for a period of five years from the date each becomes exercisable and are valued at approximately $2,841,000. These options were granted in a private offering under Rule 4(2) of the Securities Act of 1933. As of March 31, 2014, there was approximately $1,171,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized ratably over a weighted-average period of 3.3 years.

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

Future minimum lease payments under non-cancelable operating leases are as follows as of March 31, 2014:

2014 (April – December)	$231,000
2015	39,000
2016	4,000
Total	$274,000

Total rent expense was approximately $165,000 and $172,000 for the three months ended March 31, 2014 and 2013, respectively.

Milestone Payments

The Company is party to certain license agreements and acquisition agreements.  Generally, these agreements require that the Company make milestone payments in cash upon the achievement of certain product development and commercialization goals and payments of royalties upon commercial sales. The amount and timing of future milestone payments may vary depending on when related milestones will be attained, if at all.

Other Revenue Sharing Agreements

The Company has entered into certain revenue sharing arrangements that require payments based on a specified percentage of net sales or a specified cost per unit sold. For the three months ended March 31, 2014 and 2013, we recognized approximately $1,879,000 and $1,344,000, respectively, in expense included in cost of goods sold from payments pursuant to co-promotion and other revenue sharing arrangements.

Other Commitments

Somaxon was subject to certain contractual payment obligations pursuant to settlement agreements entered into by Somaxon, which the Company assumed. As of March 31, 2014, a $273,000 balance remained unpaid under the terms of a settlement agreement relating to the termination of a co-promotion agreement. Pursuant to the terms of this agreement, six percent of sales of Silenor are payable to the counterparty until the balance is paid in full.

In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor.  As of March 31, 2014, remaining payment obligations owed by Somaxon under these settlement agreements are $1.5 million for each of the agreements, $3.0 million in the aggregate, payable in equal installments over the next seven and four years, respectively.

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

Note 18.	Correction of an Error

In connection with the re-valuation of the Cypress intangible assets, the amortization and the related tax effect on these assets was retrospectively adjusted in the fourth quarter of 2013, for the three months periods, ending March 31, June 30 and September 30, 2013, in accordance with ASC No. 805, Business Combinations.

Subsequent to the issuance of the Company’s 2013 consolidated financial statements, the Company identified an error in the allocation among the four quarters of 2013 of the re-measurement adjustments noted above. The correction of the above items has no impact on revenue, net loss or the Company’s cash flows for the year ended December 31, 2013.

The following table presents the correction of these items from originally reported amounts for the year ended December 31, 2013:
	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share data)
	(unaudited)
Net revenues	$22,078	$20,573	$18,295	$23,926
Operating expenses	30,188	28,378	24,259	56,708
(Loss) Income from operations	(8,110)	(7,805)	(5,964)	(32,782)
Other (expense) income, net	(2,934)	143	(2,406)	13,466
Income tax (benefit) provision	(3,134)	(1,985)	(2,547)	(13,090)
Net (loss) income	$(7,910)	$(5,677)	$(5,823)	$(6,226)

Net (loss) income per share—basic	$(0.23)	$(0.15)	$(0.16)	$(0.17)
Net (loss) income per share - diluted	$(0.23)	$(0.15)	$(0.16)	$(0.17)

The following table presents the originally reported amounts for the year ended December 31, 2013:

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share data)
	(unaudited)
Net revenues	$22,078	$20,573	$18,295	$23,926
Operating expenses	30,864	29,088	24,969	54,612
(Loss) Income from operations	(8,786)	(8,515)	(6,674)	(30,686)
Other (expense) income, net	(2,934)	143	(2,406)	13,466
Income tax (benefit) provision	(3,263)	(2,121)	(2,676)	(12,696)
Net (loss) income	$(8,457)	$(6,251)	$(6,404)	$(4,524)

Net (loss) income per share—basic	$(0.24)	$(0.17)	$(0.17)	$(0.12)
Net (loss) income per share - diluted	$(0.24)	$(0.17)	$(0.17)	$(0.12)

In connection with the re-valuation of the Cypress intangible assets, the amortization and the related tax effect on these assets has been retrospectively adjusted for the three months periods ending March 31, June 30 and September 30, 2013, in accordance with ASC No. 805, Business Combinations.  The retrospective adjustments are included in the quarterly data above.

Note 19.	Subsequent Events

Sale of PML

The Company closed on the sale of PML on April 21, 2014.  The Company sold the entire PML operation and the mortgage was assumed by the acquirer.  The Company received approximately $1.2 million in proceeds, net of the assumed mortgage and working capital liabilities at closing.  Accordingly, the net assets sold are recorded, at fair value, as assets held for sale (net of an impairment charge of approximately $6.4 million) as of March 31, 2014.  See Note 9, Assets Held for Sale.

Lease Agreement

The Company signed a lease for office space for a new corporate headquarters in Morristown, New Jersey.  The lease agreement is a seven year lease, beginning on or about May 19, 2014.  The total lease obligation is approximately $1,131,000 over the term of the lease.

Stock Options

Subsequent to March 31, 2014, the Company issued a total of 448,000 stock options at an average exercise price of $4.93 to certain employees and directors.

Legal Settlement

A purported class action lawsuit was filed in the Superior Court of California County of San Diego by Daniele Riganello, who, prior to the consummation of the merger between Pernix and Somaxon on March 6, 2013 (the “Merger”), was an alleged stockholder of Somaxon  (Riganello v. Somaxon, et al., No. 37-201200087821-CU-SLCTL). A second purported class action was also filed in the court by another alleged stockholder (Wasserstrom vs. Somaxon, et al., No. 37-2012-00029214-CU-SL-CTL). Both plaintiffs filed amended complaints on January 18, 2013. The lawsuits were consolidated into a single action captioned In re Somaxon Pharmaceuticals, Inc. Shareholder Litigation (Lead Case No. 37-201200087821-CU-SLCTL). The operative complaint named as defendants Somaxon, Pernix, Pernix Acquisition Corp. I, as well as each of the former members of Somaxon’s board of directors (the “Individual Defendants”).  On January 24, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Pernix and the other named defendants in such litigation signed a memorandum of understanding (the “MOU”) to settle such litigation. The MOU resolves the claims brought in such litigation and provides a release and settlement by the purported class of Somaxon’s former stockholders of all claims against the defendants and their affiliates and agents in connection with the Merger. The parties executed a stipulation of settlement setting forth a plaintiff’s fee of $185,000 on July 3, 2013.  The court approved the final settlement on April 25, 2014, and Pernix paid the $185,000 plaintiff’s fee and $15,000 for plaintiff’s legal fees on April 29, 2014. On April 25, 2014, the court dismissed the case with prejudice.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impact our performance and a summary of our operating results. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with our unaudited condensed consolidated financial statements and the related notes included in “Part I—Item 1. Financial Statements” of this Quarterly Report onForm 10-Qand the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report onForm 10-Kfor the year ended December 31, 2013. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Part I—Item1A. Risk Factors” of our Annual Report on Form 10-Kfor the year ended December 31, 2013 and “Part II—Item1A. Risk Factors” of this Quarterly Report onForm 10-Qfor the three months ended March 31, 2014.

Executive Overview

We are a specialty pharmaceutical company that sells, markets and develops a number of branded and generic pharmaceutical products primarily indicated for sleep, depression, bacterial infections and cough and cold conditions. We intend to see continued growth through the promotion of our products to physicians, healthcare practitioners and consumers, as appropriate. Since inception, we have engaged in a number of acquisitions and licensing arrangements to expand our product offerings. As part of our ongoing expansion strategy, we plan to make strategic acquisitions of products and companies, as well as develop and in-license additional products, with the aim of adding chronic, non-seasonal, specialty products to our revenue base.

Our branded products include CEDAX®, an antibiotic for middle ear infections, and a family of prescription treatments for cough and cold (ZUTRIPRO®, REZIRA®, and VITUZ®). We also market SILENOR® (doxepin), which is approved for the treatment of insomnia characterized by difficulty with sleep maintenance and is not a controlled substance. We currently promote Khedezla™ Extended-Release Tablets, 50 and 100 mg, for major depressive disorder through an Exclusive License Agreement with Osmotica Pharmaceutical Corp.

We also currently promote Omeclamox-Pak® through a License and Supply Agreement with GastroEntero-Logic, LLC.  We recently entered into a promotion agreement with Cumberland Pharmaceuticals pursuant to which Cumberland began promoting Omeclamox-Pak to gastroenterologists.

 We promote our branded products through our sales and marketing organization.

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

MidCap Revolver Amendment.   On February 21, 2014, we, together with our subsidiaries, entered into Amendment No. 1 to the Amended and Restated Credit Agreement with MidCap Funding IV, LLC, as Agent and as a lender, and the other lenders from time to time parties thereto.  This Amendment No. 1 amends the Amended and Restated Credit Agreement that the Company and its subsidiaries entered into, effective May 8, 2013, with MidCap Financial, LLC, as Administrative Agent and as a lender, and the additional lenders from time to time parties thereto.  On April 23, 2014 we entered into Amendment No. 2 to the Amended and Restated Credit Agreement with MidCap to increase the letter of credit sublimit from $0 to $750,000.

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

As a result of the resignations of Messrs. Collins, Smith and Blanchard, the Company notified the Nasdaq Stock Market (“NASDAQ”) on February 21, 2014, that it was not in compliance with the majority independent director and audit committee requirements under NASDAQ Listing Rule 5605.   NASDAQ Listing Rule 5605(b)(1) requires that a majority of the board of directors be comprised of independent directors as defined in Rule 5605(a)(2).  NASDAQ Listing Rule 5605(c)(2)(A) requires that a corporation’s Audit Committee be comprised of at least three members, each of whom are independent directors. At the time of those resignations, the Company’s Board consisted of one independent director and two non-independent directors and the Audit Committee was comprised of one member who is the only independent director at that time.

On March 13, 2014, the Board appointed John Sedor as a non-executive Director and Chairman of the Compensation Committee.  On March 18, 2014, Michael Pearce resigned from the Company’s Board of Directors.  His resignation did not relate to any disagreement with the Board or management or disagreement with respect to matters related to the operations, policies or practices of the Company.  Mr. Pearce was not an independent director under Nasdaq Marketplace rules.  To further assist with the transition, Mr. Pearce will continue to provide consulting services to the Company.

On April 28, 2014, the Board appointed Tasos Konidaris as a non-executive Director and Chairman of the Audit Committee.  The Board now consists of three independent directors and one non-independent director and the Audit Committee is comprised of three independent directors.

The Company is actively pursuing one more independent director candidate to round out the Board of five members to include four independent directors  and expects to fill the remaining vacancy created by Mr. Pearce’s resignation as soon as practicable.

In accordance with NASDAQ Listing Rules 5605(b)(1)(A) and 5605(c)(4), the Company has regained compliance with the majority independent director and audit committee requirements under NASDAQ Listing Rule 5605.

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

Disposition of PML (formerly Great Southern Laboratories, or GSL). On April 21, 2014, we completed our disposition of the business assets of Pernix Manufacturing, LLC, or PML, a pharmaceutical contract manufacturing company located in Houston, Texas. We received approximately $1.2 million in proceeds net of the assumed mortgage and working capital liabilities at closing and expect to realize approximately $5.0 million in annualized costs savings from the divestiture.  As part of the agreement, the purchaser will continue to manufacture the existing Pernix products under a long-term supply agreement with terms similar to those provided to us by other third party manufacturers,

Business Strategy

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

Collaborations

Development of Late-state Pediatric Product. In March 2012, we entered into a product development agreement with a private company for a prescription product for the pediatrics market. Under the terms of the agreement, Pernix obtained exclusive marketing rights to this late-stage development product in the United States, and in consideration for our agreement to pay the costs related to the development of the product. As of March 31, 2014, we have invested approximately $1.8 million, and we expect to make an additional investment of approximately $0.8 million over the next 18 months, for development and regulatory expenses related to this product candidate.  Under the terms of the product development agreement, our development partner will manage the development program. We and our development partner expect to commence pivotal phase III studies in 2015 after a thorough review of our phase II data and consultation with the FDA.

Pernix has several active research and development projects. We filed one IND and one 510K in the second half on 2013.  Planning continues on the Silenor Rx to OTC switch and we expect to submit the IND in 2014.  We initiated two clinical studies in 2013, including post approval commitment for Zutripro and will initiate a Silenor post approval pediatric study in 2014. We will continue to be opportunistic in exploiting our in-house expertise and intellectual property to initiate additional low risk development projects. In addition, we continue to look for external opportunities through in-license, collaborations or partnerships to build the Pernix pipeline.

First Quarter 2014 Highlights

The following summarizes certain key financial measures as of, and for, the three months ended March 31, 2014:

Cash and cash equivalents totaled $55.9 million as of March 31, 2014.

Net revenues were approximately $19.1 million and $22.1 million for the three months ended March 31, 2014 and 2013, respectively.

Net loss before taxes was approximately $15.4 million and $11.0 million for the three months ended March 31, 2014 and 2013, respectively. Net loss was approximately $9.5 million and $7.9 million for the three months ended March 31, 2014 and 2013, respectively.  For the three months ended March 31, 2014, the net loss included an impairment charge associated with the PML assets held for sale of approximately $6.5 million.

Opportunities and Trends

There continue to be unmet patient needs in certain therapeutic areas. We believe that we can systematically focus our efforts on developing and acquiring products or acquiring the assets of other companies whose products or assets can meet these needs. We also believe that future growth will be realized in the execution of branded and generic development opportunities in certain therapeutic areas. We believe the combination of product development and acquisition will enhance our growth opportunities. Additionally, we will continue to leverage our industry relationships to identify and take advantage of new product opportunities. Currently, we continue to believe that we have significant opportunities in leveraging the assets and improving the profitability of the assets acquired in the Cypress and Somaxon acquisitions as well as continuing the progress of certain in-process research and development projects as capital permits. We will primarily focus our efforts on growing our business through additional strategic acquisitions in 2014.

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

As we execute our strategy, we will monitor and evaluate success through the following measures:

● net product sales generated from our existing products; ● acquisition of products and product rights that align with our strategy and that offer potential for sustainable growth;

● revenues generated from revenue sharing arrangements; and,

● our ability to effectively streamline and improve the operating effectiveness and efficiencies of our business.

Financial Operations Overview

The discussion in this section describes our income statement categories. For a discussion of our results of operations, see “Results of Operations” below.

Net Revenues

Pernix’s net revenues consist of net product sales and revenue from co-promotion and other revenue sharing arrangements, as well as revenue from PML. Pernix recognizes product sales net of estimated allowances for product returns, price adjustments (customer rebates, managed care rebates, service fees, chargebacks and other discounts), government program rebates (Medicaid, Medicare and other government sponsored programs) and prompt pay discounts. The primary factors that determine Pernix’s net product sales are the level of demand for Pernix’s products, unit sales prices, the applicable federal and supplemental government program rebates, contracted rebates, services fees, and chargebacks and other discounts that Pernix may offer such as consumer coupon programs. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties in return for a percentage of revenue on sales we generate or on sales they generate.

The following table sets forth a summary of Pernix’s gross and net revenues by product line for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Upper respiratory, allergy and antibiotic products	$19,832	$17,172
Gastroenterology products	877	1,701
Dietary supplements and medical food products	5,596	9,384
Analgesics	8,003	4,551
Sleep maintenance	4,164	1,119
Dermatology products(1)	156	1,105
Other products	1,944	3,553
Gross Product Sales	40,572	38,585
Sales Allowances	(23,041)	(18,673)
Net Product Sales	17,531	19,912
Manufacturing revenue	871	1,184
Co-promotion and other revenue	650	983
Net Revenues	$19,052	$22,079

(1)Effective October 1, 2013, we no longer sell Natroba and its authorized generic, Spinosad.  As of this date, these products are subject to a co-promotion agreement with ParaPRO so we no longer recognize invoiced revenues for these products.  We realize a co-promotion fee for products prescribed in specified territories and a distribution fee per unit for Spinosad in co-promotion revenue.

Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments, and Medicaid Rebates

The following table sets forth a summary of our allowances for product returns, government rebate programs and price adjustments as of March 31, 2014. Prompt pay discounts are recorded as a reduction of accounts receivable and revenue and, therefore, are not included in the table below. The allowance for prompt pay discounts as of March 31, 2014 and December 31, 2013 was approximately $694,000 and $532,000, respectively.

	Product Returns	Government Program Rebates	Price Adjustments
		(in thousands)
Balance at December 31, 2012	$12,057	$7,037	$10,960
Allowances assumed in acquisition of Somaxon	776	479	1,113
Post-closing opening balance sheet adjustments	1,374	391	416
Allowances for certain co-promotion agreements (1)	58	110	483
Reclass from contingent consideration	3,934	─	─
Current provision:
Adjustments to provision for prior year sales	1,611	(921)	(300)
Provision – current year sales	9,394	6,335	48,567
Payments and credits	(17,155)	(9,495)	(42,938)
Balance at December 31, 2013	12,049	3,936	18,301
Increase in allowances for certain co-promotion agreements (1)	57	131	84
Current provision:
Adjustments to provision for prior year sales	─	475	─
Provision – current year sales	2,643	2,327	16,740
Payments and credits	(3,446)	(2,223)	(12,071)
Balance at March 31, 2014	$11,303	$4,646	$23,054

(1)
Allowances for certain co-promotion agreements represent allowances for which the expense is the responsibility of the other party to the co-promotion agreement.  However, since we are responsible for the remittance of the payment of these deduction items to the billing third party, these items are included in accrued allowances on our balance sheet.

Product Returns. Consistent with industry practice, we offer contractual return rights that allow our customers to return short-dated or expiring products within an 18-month period, commencing six months prior to and up to twelve months subsequent to the product expiration date. Our products have a 15 to 36-month expiration period from the date of manufacture. We adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. We estimate returns at percentages up to 10% of sales of branded and generic products and from time to time, higher on launch sales of new products. Returns estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage for our products.  The returns reserve may be adjusted as sales history and returns experience is accumulated on this portfolio of products. We review and adjust these reserves quarterly. If estimates regarding product demand are inaccurate, if changes in the competitive environment affect demand for certain products, or if other unforeseen circumstances affect a product’s saleability, actual returns could differ and such differences could be material. For example, a 1% difference in our provision assumptions for the three months ended March 31, 2014 would have affected pre-tax loss by approximately $407,000.

Government Program Rebates. The liability for government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future government program utilization for each product sold. As we become aware of changing circumstances regarding the Medicaid and Medicare coverage of our products, we will incorporate such changing circumstances into the estimates and assumptions that we use to calculate government program rebates. If our estimates and assumptions prove inaccurate, we may be subject to higher or lower government program rebates. For example, with respect to the provision for the three months ended March 31, 2014, a 1% difference in the provision assumptions based on utilization would have effected pre-tax loss by approximately $21,000 and a 1% difference in the provisions based on reimbursement rates would have affected pre-tax loss by approximately $153,000.

Price Adjustments. Our estimates of price adjustments which include customer rebates, service fees, chargebacks, coupons and other discounts are based on our estimated mix of sales to various third-party payors who are entitled either contractually or statutorily to discounts from the listed prices of our products and contracted service fees with our wholesalers. In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from our estimates, we may be required to pay higher or lower total price adjustments than originally estimated. For example, for the three months ended March 31, 2014, a 1% difference in the assumptions based on the applicable sales would have affected pre-tax loss by approximately $1,102,000.

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

Prompt Payment Discounts. We typically require our customers to remit payments within the first 30 days for branded products (60 to 120 days for generics, depending on the customer and the products purchased). We offer wholesale distributors a prompt payment discount if they make payments within these deadlines. This discount is generally 2%, but may be higher in some instances due to product launches and/or industry expectations. Because our wholesale distributors typically take advantage of the prompt pay discount, we accrue 100% of the prompt pay discounts, based on the gross amount of each invoice, at the time of our original sale, and apply earned discounts at the time of payment. This allowance is recorded as a reduction of accounts receivable and revenue. We adjust the accrual periodically to reflect actual experience. Historically, these adjustments have not been material. We do not anticipate that future changes to our estimates of prompt payment discounts will have a material impact on our net revenue.  Prompt pay discounts for the three months ended March 31, 2014 were approximately $855,000.

Cost of Sales

Our cost of product sales is primarily comprised of the costs of manufacturing and distributing our pharmaceutical products and profit sharing and royalty expenses related to co-promotion and license agreements with third parties. In particular, cost of product sales includes manufacturing, packaging and distribution costs and the cost of active pharmaceutical ingredients. We partner with third parties to manufacture certain of our products and product candidates while a few of our non-core products are manufactured by PML, where they will continue to be manufactured even though we divested this manufacturing facility on April 21, 2014.

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

In the acquisitions of Cypress and Somaxon, we recorded an increase in the basis of the inventory acquired of approximately $8,600,000 and $695,000, respectively. The increase is recognized in cost of sales as the acquired inventory is sold. For the three months ended March 31, 2014 and March 31, 2013, approximately $1,622,000 and $3,815,000 of the increase in costs of sales was attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing, respectively.  The remaining balance in the increase in the basis of the inventory is approximately $1,700,000 as of March 31, 2014.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of salaries, benefits and commissions as well as public company costs, professional, legal and consulting fees, sales data costs, insurance, and Company overhead.

Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing and testing products and product candidates. Pernix either expenses research and development costs as incurred or, if Pernix pays manufacturers a prepaid research and development fee, Pernix will expense such fee ratably over the term of the development. Pernix believes that significant investment in research and development is important to its competitive position and plans to increase its expenditures for research and development to realize the potential of the product candidates that it is developing or may develop. Since 2008, Cypress has been awarded nine ANDA and three NDA approvals (REZIRA, ZUTRIPRO and VITUZ).  We divested eight ANDAs Cypress had filed with the FDA and certain other ANDAs in various stages of development in 2013 in a sale of certain Cypress generic products to Breckenridge Pharmaceutical, Inc.

Other Income and Expenses

Depreciation Expense. Depreciation expense is recognized for our property and equipment, which is computed over the estimated useful lives of the assets using the straight-line method.

Amortization Expense. Amortization expense is recognized for certain of our intangible assets, consisting primarily of patents, brands, licensing, non-competes and supplier contracts including those acquired in the acquisition of PML, Cypress and Somaxon. These assets are amortized over their estimated useful lives using the straight-line method. See Note 10, Intangible Assets and Goodwill, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013 for further discussion.

Income Taxes. Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Pernix will recognize future tax benefits to the extent that realization of such benefits is more likely than not. During the first quarter 2013, Pernix recorded a deferred tax liability of approximately $11.3 million related to the increase in the basis of the assets acquired in the Somaxon acquisition and an additional $2.9 million deferred tax liability related to the increase in the basis of certain assets related to the Cypress acquisition. Subsequent to the first quarter 2013, Pernix made adjustments to its purchase price allocation on the Somaxon acquisition and recorded additional net deferred tax assets of approximately $11.6 million

Critical Accounting Estimates

For information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2013 and Note 2 to our condensed consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Net Revenues. Net revenues were approximately $19,052,000 and $22,078,000 for the three months ended March 31, 2014 and 2013, respectively, a decrease of approximately $3,026,000, or 14%.

Gross product sales revenue increased approximately $1,987,000, or 5%, offset by decreases of $333,000 in collaboration revenue and $313,000 in manufacturing revenue.   We realized increases in gross sales revenue for CEDAX and SILENOR and certain other brand and generic products as a result of price increases partially offset by decreases in revenue from certain legacy cough and cold products that were phased out in 2013.

The increase in gross product sales revenue was offset by an increase in gross to net revenue deductions.  The decrease of $3,026,000 in net sales revenue was due to an increase of approximately $3,962,000 in price adjustments, primarily attributable to our coupon program.  We changed our coupon program in January 2014 to increase the redemption value per prescription that our coupon would cover and further reduce the patient’s out-of-pocket expense.  We also added our authorized generics for CEDAX and ZUTRIPRO to the coupon program.  We also realized increases in our customer admin fees (as a result of increased fees by certain customers and customer sales mix), managed care rebate expense (as a result in increased managed care coverage), product returns (correlates to increase in sales with nominal increases on certain products), and government rebates (correlates to increase in sales and additional rebates due to significant product price increases).  The increases in these deductions were partially offset by decreases in customer rebates, chargebacks and other discounts.  Net product revenues consisted of 58% revenue contribution from generic products and 42% revenue contribution from branded products in the first quarter of 2014 and 51% from generic and 49% from branded in the first quarter of 2013.

Cost of Sales. Cost of sales was approximately $9,956,000, or 24.5% of gross product sales, and $13,077,000, or 34% of gross product sales, for the three months ended March 31, 2014 and 2013, respectively, a decrease of approximately $3,121,000, or 24%.  Cost of sales included approximately $1,622,000 and $3,815,000 for the three months ended March 31, 2014 and 2013, respectively, of the increased basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions that was recognized for products sold during these respective periods. The remaining increase in basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions is approximately $1,069,000, and will be amortized on a pro-rata basis as the acquired inventory is sold and included in cost of sales in future periods. Cost of sales, exclusive of the cost associated with the increase in inventory basis, was approximately $8,334,000, or 20% of gross product sales for the three months ended March 31, 2014 and approximately $9,262,000 or 23% of gross product sales for the three months ended March 31, 2013.

Collaboration and royalty expense included in cost of sales was approximately $1,869,000 and $1,281,000, an increase of approximately $588,000 for the three months ended March 31, 2014 and 2013, respectively. The increase in the collaboration expense was primarily due to the profit sharing arrangement on Omeclamox and one of our generic products offset by the termination of profit split arrangements on certain other products that we no longer promote.

The write-off of obsolete products, scrap and donated products was approximately $2,065,000 and $608,000 for the three months ended March 31, 2014 and 2013, respectively.

Gross Margin. Gross profit margin on the sale of our products was 56% (excluding cost of sales attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing) and 57% for the three months ended March 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were approximately $13,623,000 and $14,079,000 for the three months ended March 31, 2014 and 2013, respectively, a decrease of approximately $456,000, or 3%.

Overall compensation expense represented approximately $7,873,000, or 58%, and $6,850,000, or 49%, of total SG&A for the three months ended March 31, 2014 and 2013, respectively. The increase in overall compensation expense of approximately $1,017,000 is due to the issuance of options to the new management team hired during the three months ended March 31, 2014 and the acceleration of the vesting of the options issued to our former CEO upon his departure partially offset by a decrease in base compensation as a result of consolidation and integration of certain Cypress positions after the three months ended March 31, 2013.

The increase in overall compensation expense was partially offset by a decrease in other SG&A expenses of approximately $1,478,000 which was primarily a result of a decrease in professional and legal fees of approximately $1,256,000 and a decrease in deal expenses of approximately $409,000.

Research and Development Expenses (R&D). R&D expenses were approximately $969,000 and $1,207,000 for the three months ended March 31, 2014 and 2013, respectively. The decrease was primarily due to the disposition of certain Cypress R&D projects to Breckenridge in September 2013 which resulted in no further expense being incurred on these projects.

Depreciation Expense. Depreciation expense was approximately $150,000 and $144,000, an increase of approximately $6,000 as a result of routine equipment purchases, for the three months ended March 31, 2014 and 2013, respectively.

Amortization expense was approximately $2,041,000 and $1,548,000 for the three months ended March 31, 2014 and 2013, respectively. The increase in amortization expense of approximately $493,000, or 32%, is primarily due to the addition of intangible assets in the acquisition of Somaxon in March 2013. For further discussion, see Note 10, Intangible Assets and Goodwill, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013.

Interest Expense, net. Interest income was approximately $92,000 and $11,000 for the three months ended March 31, 2014 and 2013, respectively. Interest expense was approximately $1,356,000 and $1,088,000 for the three months ended March 31, 2014 and 2013, respectively. The increase in interest expense of approximately $268,000 was due to the interest on the convertible notes that were issued on February 21, 2014. For further discussion, see Note 13, Debt, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013.

Liquidity and Capital Resources

Sources of Liquidity

The following table summarizes our liquidity and working capital as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Cash and cash equivalents	$55,851,215	$15,646,963

Working capital (current assets less current liabilities)	$57,960,466	$6,917,769
Current ratio (multiple of current assets less current liabilities)	1.87	1.10

Revolving line of credit availability	$34,952,150	$3,140,109

Pernix requires cash to meet its operating expenses and for research and development, capital expenditures, acquisitions, and in-licenses of rights to products. To date, Pernix has funded its operations primarily from product sales, co-promotion agreement revenues, proceeds from equity offerings and debt facilities. As described in Note 13, Debt, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013, we issued senior convertible notes in the amount of $65,000,000 during the first quarter of 2014.

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

In connection with the issuance of Notes, on February 21, 2014, we and funds managed by each of Athyrium Capital Management and Cetus Capital entered into Representation Agreements (the “Representation Agreements”), pursuant to which we agreed to amend the Indenture to increase the interest rate on the Notes to 11.00%, if certain board designation rights were not satisfied by the Company as more fully described in the Representation Agreement.  We shall be permitted to reduce the interest rate for the Notes from 11% back to 8.00% upon delivery of an officer’s certificate to the trustee for the Notes stating that the condition for such reduction has been satisfied.

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

On April 23, 2014 we entered into Amendment No. 2 to the Amended and Restated Credit Agreement with MidCap to increase the letter of credit sublimit from $0 to $750,000.

Pernix has an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants for aggregate proceeds of up to $75,000,000, of which $29,000,000 remains available for issuance.

               As of May 9, 2014, Pernix had approximately $51.4 million in cash and cash equivalents.

Cash Flows

The following table provides information regarding Pernix’s cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Cash provided by (used in)
Operating activities	$(6,117,761)	$2,510,996
Investing activities	(115,256)	(445,016)
Financing activities	46,437,269	1,171,057
Net increase in cash and cash equivalents	$40,204,252	$3,237,037

The net increase in cash and cash equivalents for the three months ended March 31, 2014 was primarily attributable to the net proceeds from the issuance of the $65 million in senior convertible notes in February 2014 partially offset by our net loss for the quarter of $9.5 million and payments on our credit facility of $11.8 million.

The net increase in cash and cash equivalents for the three months ended March 31, 2014 was primarily attributable to collection of accounts receivable of $7.3 million and cash acquired in connection with the acquisition of Somaxon of $2.9 million partially offset by our net loss for the quarter of  $7.9 million and income tax payments in the quarter.

Off-Balance Sheet Arrangements

Since its inception, Pernix has not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Pernix does not believe that inflation has had a significant impact on its revenues or results of operations since inception.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. Further, obligations under employment agreements contingent upon continued employment are not included in the table below. The following table summarizes our contractual obligations as of March 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating leases (1)	$1,405	$398	$207	$188	$612
Professional services agreements (2)	1,536	1,424	94	19	—
Supply agreements and purchase obligations (3)	244	244	—	—	—
License and development agreements (4)	2,500	2,500	—	—	—
Long-term debt obligations (5)	65,000	—	—	65,000	—
Settlement obligations (6)	13,800	2,910	2,910	2,910	5,070

Total contractual obligations	$84,485	$7,476	$3,211	$68,117	$5,682

(1)	Operating leases include minimum payments under leases for our facilities and certain equipment.

(2)	Professional service agreements include agreements with a specific term for consulting, information technology, telecom and software support, data and sales reporting tools and services.

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

(4)	Future scheduled or specific payments pursuant to license or development agreements. Future payments for which the date of payments or amount cannot be determined are excluded.

(5)	The long-term debt obligations represent the payment due on the senior convertible notes that were issued during the first quarter of 2014.

(6)	Settlement obligations represent remaining payments due under settlement agreements.

See Notes 13, Debt, and 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements for the three month periods ended March 31, 2014 and 2013 for additional information.

In addition to the material contractual cash obligations included the chart above, we have committed to make potential future milestone payments to third parties as part of licensing, distribution, acquisition and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. Because the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on our consolidated balance sheets and have not been included in the table above. See Note 10, Intangible Assets and Goodwill, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013 for additional information.

Recent Accounting Pronouncements

There have been no other recent accounting pronouncements that have not yet been adopted by us that are expected to have a material impact on our condensed consolidated financial statements from the accounting pronouncements previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our revolving credit facility. We do not utilize derivative financial instruments or other market risk-sensitive instruments to manage exposure to interest rate changes. The main objective of our cash investment activities is to preserve principal while maximizing interest income through our trust account.

The interest rate related to borrowings under our revolving credit facility is a variable rate of LIBOR plus an Applicable Margin (6.5%), as defined in the debt agreement (9.0% at March 31, 2014).  As of March 31, 2014, we had outstanding borrowings of approximately $5.0 million under our revolving credit facility. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by approximately $50,000.

See Note 13, Debt, to our Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013.

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

As of March 31, 2014, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of March 31, 2014, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Legal Matters under Note 16 to our Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013,  Part I, Item 1A. “Risk Factors.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4.1
Indenture, dated February 21, 2014, by and between Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association (previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 26, 2014 and incorporated herein by reference).

4.2
Form of 8.00% Convertible Senior Note due 2019 (included in Exhibit 4.1) (previously filed as Exhibit 4.2 to our Current Report on Form 8-K filed on February 26, 2014 and incorporated herein by reference).

10.1	Form of Securities Purchase Agreement, dated February 4, 2014 (previously filed as Exhibit 99.1 to our Current Report on Form 8-K filed on February 7, 2014 and incorporated herein by reference).

10.2†
Employment Agreement dated as of February 5, 2014 by and between Pernix Therapeutics Holdings, Inc. and Douglas Drysdale (previously filed as Exhibit 99.2 to our Current Report on Form 8-K filed on February 7, 2014 and incorporated herein by reference).

10.3
Amendment No. 1 to the Amended and Restated Credit Agreement, dated February 21, 2014, between Pernix Therapeutics Holdings, Inc. and MidCap Funding IV, LLC, as Agent and as a lender, and the other lenders from time to time parties thereto  (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2014 and incorporated herein by reference).

10.4
Amended and Restated Security and Pledge Agreement, dated February 21, 2014, by and between  Pernix Therapeutics Holdings, Inc. and MidCap Funding IV, LLC, as Agent  (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2014 and incorporated herein by reference).

10.5
Form of Representation Agreement, dated February 21,2014, by and between Pernix Therapeutics Holdings, Inc. and the Investors party thereto  (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2014 and incorporated herein by reference).

10.6
Form of Registration Rights Agreement, dated February 21,2014, by and between Pernix Therapeutics Holdings, Inc. and the Investors party thereto  (previously filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2014 and incorporated herein by reference).

10.7†
Amendment No. 1 to the Pernix Therapeutics Holdings, Inc. 2009 Stock Incentive Plan  (previously filed as Exhibit 10.21 to our Annual Report on Form 10-K filed on March 17, 2014 and incorporated herein by reference).

10.8*†	Corrected Employment Offer Letter between the Company and Terence Novak dated March 9, 2014.

10.9*
Amendment No. 2 to Amended and Restated Credit Agreement by and among Pernix Therapeutics Holdings, Inc. and its subsidiaries, on the one hand, and MidCap Funding IV, LLC, on the other hand, dated April 23, 2014.

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
(i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013;
(ii) Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ending March 31, 2014 and 2013;
(iii) Condensed Consolidated Stockholders’ Equity as of March 31, 2014;
(iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________

*  Filed herewith.
† Indicates a management contact or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: May 12, 2014	By:	/s/ Douglas Drysdale
Douglas Drysdale
Chief Executive Officer and President

Date: May 12, 2014	By:	/s/ Tracy S. Clifford
Tracy S. Clifford
Principal Financial Officer and Principal Accounting Officer