Form 10-Q
period 2014-06-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2014-08-11
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2014

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

On August 8, 2014, there were 38,043,889 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC.

Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2014

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

PART I.   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,791,476	$15,646,963
Accounts receivable, net	22,769,368	25,681,371
Inventory, net	12,545,816	13,809,929
Note receivable, net of unamortized discount of $25,145 and $100,582, respectively	4,824,855	4,749,418
Prepaid expenses and other current assets	6,535,823	5,878,292
Income tax receivable	5,348,137	1,318,446
Deferred income taxes	11,085,000	9,301,000
Total current assets	123,900,475	76,385,419
Property and equipment, net	1,107,285	6,872,042
Other assets:
Goodwill	41,581,017	42,496,592
Intangible assets, net	76,380,424	80,022,283
Note receivable, net of unamortized discount of $223,087 and $318,696, respectively	4,626,913	4,531,304
Other long-term assets	5,543,590	1,078,655
Total assets	$253,139,704	$211,386,295
LIABILITIES
Current liabilities:
Accounts payable	$7,738,240	$3,443,629
Accrued personnel expenses	3,975,589	3,803,274
Accrued allowances	34,857,336	34,285,578
Other accrued expenses	3,964,389	5,532,549
Put option and contingent consideration – Cypress acquisition	─	1,330,000
Other liabilities	4,363,751	4,072,933
Debt	13,128,848	16,999,687
Total current liabilities	68,028,153	69,467,650
Long-term liabilities
Other liabilities	11,487,682	14,387,766
Debt	─	1,309,767
Senior convertible notes	65,000,000	─
Deferred income taxes	11,284,000	15,499,000
Total liabilities	155,799,835	100,664,183

Commitments and contingencies (Note 17)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000,000 shares authorized, 40,336,677 and 39,318,301 issued and 38,024,889 and 37,189,351 outstanding at June 30, 2014 and December 31, 2013, respectively	380,249	371,893
Treasury stock, at cost, 2,311,788 and 2,128,950 shares held at June 30, 2014 and December 31, 2013, respectively	(4,754,400)	(4,001,475)
Additional paid-in capital	122,691,658	119,553,760
Accumulated deficit	(20,977,638)	(5,202,066)
Total stockholders’ equity	97,339,869	110,722,112
Total liabilities and stockholders’ equity	$253,139,704	$211,386,295

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$17,381,984	$20,573,401	$36,433,536	$42,651,274
Costs and operating expenses:
Cost of product sales	8,704,669	11,162,350	18,660,619	24,239,797
Selling, general and administrative expenses	13,743,559	13,141,447	27,367,009	27,220,635
Research and development expense	345,579	1,792,184	1,314,433	2,999,300
Depreciation and amortization expense	1,969,159	2,276,992	4,159,626	4,101,700
Loss on disposal of equipment	152,720	4,880	152,720	4,880
Loss on sale of PML (including impairment charge)	215,401	─	6,672,367	─
Total costs and operating expenses	25,131,087	28,377,853	58,326,774	58,566,312

Loss from operations	(7,749,103)	(7,804,452)	(21,893,238)	(15,915,038)

Other income (expense):
Change in fair value of put right	─	(1,830,062)	─	(3,970,789)
Change in fair value of contingent consideration	─	─	─	283,000
Interest expense, net	(2,233,082)	(1,632,569)	(3,497,334)	(2,709,184)
Gain on sale of investment	─	3,605,263	─	3,605,263
Total (loss) income, net	(2,233,082)	142,632	(3,497,334)	(2,791,710)

Loss before income taxes	(9,982,185)	(7,661,820)	(25,390,572)	(18,706,748)

Income tax benefit	3,749,000	1,985,000	9,615,000	5,119,000

Net loss	$(6,233,185)	$(5,676,820)	$(15,775,572)	$(13,587,748)

Other comprehensive (loss) income
Unrealized gains during period, net of tax of $437,900 and ($411,000) for the three and six months ended June 30, 2013, respectively	─	746,645	─	(702,000)
Reclassification adjustment for net realized gain included in net loss, net of tax of ($1,322,000) for both the three and six months ended June 30, 2013	─	(2,273,118)	─	(2,273,118)

Comprehensive loss	$(6,233,185)	$(7,203,293)	$(15,775,572)	$(16,562,866)

Net loss per share, basic	$(0.16)	$(0.15)	$(0.42)	$(0.38)
Net loss per share, diluted	$(0.16)	$(0.15)	$(0.42)	$(0.38)
Weighted-average common shares, basic	37,828,218	37,114,717	37,551,144	35,738,469
Weighted-average common shares, diluted	37,828,218	37,114,717	37,551,144	35,738,469

  See accompanying notes to condensed consolidated financial statements.

 PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2013	37,189,351	$371,893	$119,553,760	$(4,001,475)	$(5,202,066)	$110,722,112

Stock-based compensation
Restricted stock	─	─	1,223,493	─	─	1,223,493
Stock options	─	─	1,255,477	─	─	1,255,477
Employees stock purchase plan	─	─	40,000	─	─	40,000
Issuance of stock options for services from non-employees	─	─	119,134	─	─	119,134
Cancellation of ParaPRO stock options in connection with termination of contract	─	─	(1,293,720)	─	─	(1,293,720)
Issuance of common stock upon the exercise of stock options	537,815	5,378	1,923,862	─	─	1,929,240
Issuance of common stock upon the cashless exercise of options from non-employees	34,807	349	(349)	─	─	─
Issuance of common stock in connection with the Employee stock purchase plan	11,431	114	19,516	─	─	19,630
Issuance of common stock upon the vesting of restricted stock	434,323	4,343	(4,343)	─	─	─
Forfeit of restricted common stock resulting from payment of employee income tax liability	(182,838)	(1,828)	1,828	(752,925)	─	(752,925)
Income tax benefit on stock based awards	─	─	(147,000)	─	─	(147,000)
Net loss	─	─	─	─	(15,775,572)	(15,775,572)
Balance at June 30, 2014	38,024,889	$380,249	$122,691,658	$(4,754,400)	$(20,977,638)	$97,339,869

See accompanying notes to condensed consolidated financial statements.

 PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(15,775,572)	$(13,587,748)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	209,076	306,965
Amortization of intangibles and interest accretion of contingent consideration	3,950,550	3,794,735
Amortization of deferred financing costs	777,324	947,818
Accretion of notes receivable	(171,046)	─
Deferred income tax benefit	(5,999,000)	(2,810,000)
Gain on sale of investment	─	(3,605,263)
Loss on disposal of equipment	152,720	4,880
Loss on sale of PML	215,401	─
Stock-based compensation expense	2,518,970	1,024,835
Expense from stock options issued in exchange for services	119,134	294,796
Cancellation of ParaPRO stock options in connection with termination of contract	(1,293,720)	─
Change in fair value of put right	─	3,970,789
Change in fair value of contingent consideration	─	(283,000)
Impairment charge	6,456,966	─
Changes in operating assets and liabilities (net of effect of acquisitions and dispositions):
Accounts receivable	2,924,303	11,164,747
Inventory	695,703	4,136,232
Prepaid expenses and other assets	35,970	(915,804)
Accounts payable	4,388,557	5,803,724
Income taxes	(4,029,690)	(3,545,938)
Accrued expenses	(5,371,000)	(7,234,683)
Net cash used in operating activities	(10,195,354)	(532,915)
Cash flows provided by investing activities:
Proceeds from sale of investment	─	4,605,263
Acquisition of Cypress	─	(309,589)
Proceeds from the sale of PML	1,177,665	─
Proceeds from sale of property and equipment	40,800	23,000
Purchase of equipment	(419,430)	(278,965)
Net cash provided by investing activities	799,035	4,039,709
Cash flows provided by (used in) financing activities:
Cash acquired in connection with acquisition of Somaxon	─	2,880,837
Payments on original Midcap loan	─	(12,497,196)
Payments on Midcap term loan	─	(2,299,802)
Proceeds from issuance of convertible senior notes	65,000,000	─
Payment on financing costs	(6,230,699)
Net payments on Midcap revolving credit facility	(3,730,994)	(3,842,193)
Payment on contracts payable	(1,500,000)	(1,533,334)
Payments on mortgages and capital leases	(46,420)	(81,210)
Income tax benefit on stock-based awards	(147,000)	(84,000)
Proceeds from exercise of stock options	1,948,870	184,015
Payment of employee income tax liability with surrender of employee restricted stock	(752,925)	(208,613)
Net cash provided by (used in) financing activities	54,540,832	(17,481,496)

Net increase (decrease) in cash and cash equivalents	45,144,513	(13,974,702)
Cash and cash equivalents, beginning of period	15,646,963	23,022,821
Cash and cash equivalents, end of period	$60,791,476	$9,048,119

Supplemental disclosure:
Cash paid for income taxes	$560,691	$1,320,939
Interest paid during the period	$2,617,157	$2,001,022
Non-cash transactions
Accrued bonus paid in restricted common stock	$ ─	$46,022
Acquisition of license – contract payable	$2,500,000	$500,000
Acquisition of Cypress and Somaxon – purchase price adjustment	$ ─	$4,736,250
Acquisition of Somaxon – fair value of common stock	$ ─	$23,840,424

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	Company Overview

Pernix Therapeutics Holdings, Inc. (“Pernix”, the “Company”, “we”, “our” and "us") is a pharmaceutical company that has traditionally sold products addressing a variety of therapeutic areas. The Company is in the process of transitioning  to a specialty focused company that sells, markets and develops branded and generic pharmaceutical products primarily indicated for sleep, depression, bacterial infections and cough and cold conditions. The Company intends to see continued growth through the promotion of its products to physicians, healthcare practitioners and consumers, as appropriate. Since inception, the Company has engaged in a number of acquisitions and licensing arrangements to expand its product offerings and intends to continue this strategy.

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

The Company also currently promotes Omeclamox-Pak® through a License and Supply Agreement with GastroEntero-Logic, LLC, or GEL.  During the fourth quarter of 2013, the Company entered into a promotion agreement with Cumberland Pharmaceuticals pursuant to which Cumberland began promoting Omeclamox-Pak to gastroenterologists.

The Company promotes its branded products through its sales and marketing organization.

The Company sells its generic products in the areas of cough and cold, pain, vitamins, dermatology, antibiotics and gastroenterology through its wholly-owned subsidiaries, Macoven Pharmaceuticals, LLC, or Macoven, and Cypress Pharmaceuticals, Inc., or Cypress.

Acquisition of Treximet®.  The Company is party to an Asset Purchase and Sale Agreement (the “Agreement”) dated as of May 13, 2014 with GlaxoSmithKline plc (NYSE: GSK) and certain of its related affiliates (together, “GSK”) pursuant to which the Company will at the closing thereunder acquire certain assets related to Treximet® (sumitriptan/naproxensodium), for the acute treatment of migraine attacks with or without aura in adults.   On August 4, 2014, the Company announced that the closing of this transaction was delayed due to a short-term supply constraint for the product. The Company is working with GSK to ensure sufficient supply to meet anticipated demand.  The Company and its lenders are performing additional due diligence related to this supply constraint.  Upon closing, the Company anticipates making an upfront payment to GSK of $250 million for the U.S rights to Treximet®. The Company also anticipates making a contingent payment of up to $17 million to GSK upon receipt of an updated Written Request for pediatric exclusivity from the U.S. Food & Drug Administration.  As a condition to closing, GSK will continue to manufacture Treximet® under a long-term Supply Agreement with the Company.  The Company expects to fund this acquisition with $220 million in debt, plus approximately $50 million from available cash.

In connection with the closing of the Agreement, GSK will assign to the Company the Product Development and Commercialization Agreement (the “PDC Agreement”) between GSK and POZEN, Inc. (NASDAQ: POZN), and POZEN and the Company will amend the PDC Agreement to facilitate further development of Treximet®. Under the proposed amendment, the Company will be required to complete the filing for a pediatric indication for Treximet® and undertake certain new activities to extend the product’s life. In addition, the Company will release restrictions on POZEN’s right to develop and commercialize additional dosage forms of sumatriptan/naproxen combinations outside of the United States.  The amended PDC Agreement will also provide for royalties of 18% of net sales with quarterly minimum royalty amounts of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.

In connection with the assignment of the PDC Agreement, the Company will at closing pay $3 million to CPPIB Credit Investments Inc. (who owns the rights to the royalty payments under the PDC Agreement), and will also grant POZEN a warrant (the “Warrant”) to purchase 500,000 shares of the Company’s common stock at an exercise price of $4.28 per share (the closing price of the Company’s common stock on May 13, 2014 as reported on NASDAQ). The Warrant is exercisable from the closing date of the Agreement until February 28, 2018.  The Company agreed to file a registration statement for the resale of the shares underlying the Warrant on a Form S-3 within 30 days of the issuance date and to use the Company's best efforts to have such registration statement declared effective as soon as practicable thereafter.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements. Operating results for the three and six-month period ended June 30, 2014 are not necessarily indicative of the results for future periods or the full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Pernix’s wholly-owned subsidiaries Pernix Therapeutics, LLC, GTA GP, Inc., GTA LP, Inc., Gaine, Inc., Macoven, Pernix Manufacturing, LLC, or PML (sold on April 21, see Note 9, Disposal of PML), Respicopea, Inc., Cypress, Cypress’ subsidiary, Hawthorn Pharmaceuticals, Inc. and Pernix Sleep, also known as Somaxon Pharmaceuticals, Inc., or Somaxon (acquired March 6, 2013).  Pernix Sleep is included only for the period subsequent to its acquisition. Transactions between and among the Company and its consolidated subsidiaries are eliminated.

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

Fair Value of Financial Instruments

A financial instrument is defined as cash equivalent, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash equivalents (including our Regions Trust Account which invests in short-term securities consisting of sweep accounts, money market accounts and money market mutual funds), notes receivable, our credit facility and senior convertible notes. The carrying values of these assets and liabilities approximate their fair value.

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

Manufacturing revenue is recognized when the finished product is shipped to the customer.

The following table sets forth a summary of Pernix’s consolidated net revenues for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross product sales	$36,774,318	$35,423,638	$77,346,100	$74,007,616
Sales allowances	(20,259,846)	(16,493,215)	(43,301,030)	(35,166,458)
Net product sales	16,514,472	18,930,423	34,045,070	38,841,158
Manufacturing revenue	154,069	551,348	1,025,284	1,735,378
Co-promotion and other revenue	713,443	1,091,630	1,363,182	2,074,738
Net revenues	$17,381,984	$20,573,401	$36,433,536	$42,651,274

The Company’s customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company’s customers that individually comprised greater than 10% of total gross product sales for the three and six months ended June 30, 2014 and 2013, or 10% of total accounts receivable as of June 30, 2014 and December 31, 2013.

	Gross Product Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cardinal Health, Inc.	21%	28%	19%	29%
McKesson Corporation	40%	37%	38%	36%
AmerisourceBergen Drug Corporation (1)	25%	11%	30%	13%
Total	86%	76%	87%	78%

(1) The gross sales shifted between Cardinal and AmerisourceBergen due to the fact that AmerisourceBergen entered into a strategic, long-term relationship with Walgreens in March 2013 which includes a ten-year comprehensive primary pharmaceutical distribution contract with Walgreens among other things.  Previously, Cardinal was the primary distributor for Walgreens.

	Accounts Receivable
	June 30,	December 31,
	2014	2013
Cardinal Health, Inc.	24%	16%
McKesson Corporation	33%	35%
AmerisourceBergen Drug Corporation	22%	23%
Total	79%	74%

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

In connection with the acquisitions of Cypress and Somaxon, the Company adjusted the predecessor cost basis, increasing inventory to fair value as required by ASC 820, Fair Value Measurements and Disclosures.  As a result, the Company recorded adjustments to increase the inventory to fair value in the amount of $8,600,000 and $695,000 at the time of acquisition for Cypress and Somaxon, respectively.  For the three months ended June 30, 2014 and 2013, approximately $774,300 and $895,400 of the increase in the basis of the inventory was amortized and included in cost of product sales, as the inventory was subsequently sold.  For the six months ended June 30, 2014 and 2013, approximately $2,396,500 and $4,710,700 of the increase in the basis of the inventory was amortized and included in cost of product sales, as the inventory was subsequently sold.  The balance remaining of the increase in the basis of the inventory acquired is approximately $317,900 as of June 30, 2014.

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

Price Adjustments

The Company’s estimates of price adjustments, which include coupons, customer rebates, service fees, chargebacks, shelf stock adjustments, and other fees and discounts, are based on our estimated mix of sales to various third-party payors who are entitled, either contractually or statutorily, to discounts from the listed prices of our products and contracted service fees with our wholesalers. In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments that differ from its original estimates and such difference may be significant.

The Company’s estimates of discounts are applied pursuant to the contracts negotiated with certain customers and are primarily based on sales volumes. The Company, from time to time, offers certain promotional product-related incentives to its customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, the Company has initiated coupon programs for certain of its promoted products whereby the Company offers a point-of-sale subsidy to retail consumers. The Company estimates its liabilities for these coupon programs based on redemption and utilization information provided by a third-party claims processing organization. The Company accounts for the costs of these special promotional programs as price adjustments, resulting in a reduction in gross revenue.

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

Prompt Payment Discounts. The Company typically requires its customers to remit payments within the first 30 days for branded products (60 to 120 days for generics, depending on the customer and the products purchased). The Company offers wholesale distributors a prompt payment discount if they make payments within these deadlines. This discount is generally 2%, but may be higher in some instances due to product launches and/or industry expectations. Because the Company’s wholesale distributors typically take advantage of the prompt pay discount, the Company accrues 100% of the prompt pay discounts, based on the gross amount of each invoice, at the time of our original sale, and apply earned discounts at the time of payment. This allowance is recorded as a reduction of accounts receivable and revenue. The Company adjusts the accrual periodically to reflect actual experience. Historically, these adjustments have not been material. The Company does not anticipate that future changes to its estimates of prompt payment discounts will have a material impact on our net revenue.

Research and Development Costs

Research and development costs in connection with the Company’s internal programs for the development of products are expensed as incurred. Pernix either expenses research and development costs as incurred or will advance third parties a research and development fee which is amortized over the term of the related agreement. Research and development expenses were approximately $345,600 and $1,314,400 for the three and six months ended June 30, 2014, respectively.  Research and development expenses were approximately $1,792,400 and $2,999,500 for the three and six months ended June 30, 2013, respectively.

Segment Information

The Company currently markets two major product lines: a branded pharmaceuticals product line and a generic pharmaceuticals product line. These product lines qualify for reporting as a single segment in accordance with GAAP because they are similar in the nature of the products and services, production processes, types of customer, distribution methods and regulatory environment. The Company had a manufacturing subsidiary (PML) until April 21, 2014, when it was sold (see Note 9, Disposal of PML), but the majority of its revenue is generated through intercompany sales and is eliminated in consolidation. It is deemed immaterial for segment reporting purposes.

Income Taxes

Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Pernix will recognize future tax benefits to the extent that realization of such benefits is more likely than not. Management has evaluated the potential impact in accounting for uncertainties in income taxes and has determined that it has no significant uncertain income tax positions as of June 30, 2014. Income tax returns subject to review by taxing authorities include 2010, 2011, 2012 and 2013.

Earnings per Share

Earnings per common share is presented under two formats: basic earnings per common share and diluted earnings per common share. Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the potentially dilutive impact of common stock equivalents (i.e. restricted stock, stock options, warrants and convertible notes). Dilutive common share equivalents consist of the incremental common shares issuable upon exercise of stock options.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(6,233,185)	$(5,676,820)	$(15,775,572)	$(13,587,748)
Denominator:
Weighted-average common shares, basic	37,828,218	37,114,717	37,551,144	35,738,469
Dilutive effect of stock options	─	─	─	─

Weighted-average common shares, diluted	37,828,218	37,114,717	37,551,144	35,738,469

Net loss per share, basic and diluted	$(0.16)	$(0.15)	$(0.42)	$(0.38)

As of June 30, 2014, total outstanding options are 3,906,552 and total nonvested restricted stock are 217,799. Options and nonvested restricted stock are not included above as their effect is anti-dilutive. See Note 15, Employee Compensation and Benefits, for information regarding the Company’s outstanding options.

As of June 30, 2014, total outstanding warrants are 469,491issued in connection with the acquisition of Somaxon.  Warrants are not included above as their effect is anti-dilutive.

As discussed in Note 13, in February 2014, the Company issued $65 million aggregate principal amount of 8.00% Convertible Senior Notes due 2019 (the “February 2014 Notes”) pursuant to Rule Regulation D and Section 4(2) under the Securities Act. Upon any conversion the February 2014 Notes may be settled in shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the February 2014 Notes  will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the February 2014 Notes is excluded from the calculation of diluted loss per share because the net loss for the quarter ended June 30, 2014 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below:

	June 30,
(in thousands)	2014	2013

Conversion of the February 2014 Notes	18,056	−

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

Impairment of Long-lived Assets

The Company reviews long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. If any long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In connection with the sale of PML, the Company recorded an impairment charge of approximately $6,456,000 against the net assets of PML for the six months ended June 30, 2014.  See Note 9, Disposal of PML, for additional information.

Recent Accounting Pronouncements

  In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) which changes the requirements for reporting discontinued operations. ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or majority equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We adopted ASU 2014-08 as of January 1, 2014. We believe our sale of PML does not qualify as discontinued operations upon our adoption of ASU 2014-08 as the Company’s manufacturing facility was not a major line of business and was not a significant component of the Company’s financial results during our period of ownership, July 1, 2012 through April 21, 2014.  See Note 9, Disposal of PML, for additional information.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Presently, we are assessing what effect the adoption of ASU 2014-09 will have on our consolidated financial statements and accompanying notes.

There have been no other recent accounting pronouncements that have not yet been adopted by us that are expected to have a material impact on our condensed consolidated financial statements from the accounting pronouncements previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Note 3.	Fair Value Measurement

The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Money market fund and trust cash sweep investments (1)	$56,530	$—	$—	56,530
Total Assets	$56,530	$—	$—	56,530

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Money market fund and trust cash sweep investments (1)	$6,312	$—	$—	6,312
Total Assets	$6,312	$—	$—	6,312

Liabilities
Contingent consideration (2)	$—	$—	$1,330	$1,330
Total Liabilities	$—	$—	$1,330	$1,330

(1)	The Company’s money market and trust cash sweep investments are included in cash and cash equivalents.
(2)
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

             The Company believes the carrying amount of its debt, notes payable and contracts payable, are a reasonable estimate of their fair value due to the short remaining maturity of these items and/or their fluctuating interest rates.

Note 4.	Accounts Receivable

Accounts receivable consist of the following:

	June 30,	December 31,
	2014	2013
Trade accounts receivable	$22,551,757	$25,585,112
Less allowance for prompt pay discounts	(502,155)	(531,722)
Less allowance for doubtful accounts	(58,491)	(84,328)
Total trade receivables	21,991,111	24,969,062

Other miscellaneous receivables	44,441	57,475
Receivables from third parties – revenue sharing arrangements	733,816	654,834
Total accounts receivable	$22,769,368	$25,681,371

The Company typically requires customers to remit payments within the first 30 days for brand purchases or 60 to 120 days for generic purchases (depending on the customer and the products purchased). The Company offers wholesale distributors a prompt payment discount, which is generally 2%-3%, as an incentive to remit payment within these deadlines. Accounts receivable are stated net of the estimated prompt pay discount.

Note 5.	Notes Receivable

The Company received two promissory notes from Breckenridge Pharmaceutical, Inc., or Breckenridge, in connection with the sale of its generic assets held by Cypress to Breckenridge on September 11, 2013.  The notes mature on the first and second anniversary dates of the closing. The promissory notes, each in the amount of $4,850,000 are recorded net of a present value discount (at an assumed rate of 3.1% on the one-year note and 4.25% on the two year note) of approximately $248,000 and $419,000, in the aggregate, as of June 30, 2014 and December 31, 2013, respectively.

Note 6.	Inventory

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$440,483	$1,459,742
Packaging materials	85,452	841,492
Samples	537,153	731,677
Finished goods	15,285,079	13,411,007
Inventory, gross	16,348,167	16,443,918
Reserve for obsolescence	(3,802,351)	(2,633,989)
I Inventory, net	$12,545,816	$13,809,929

An increase in the basis of inventory related to the acquisitions of Cypress and Somaxon are included in the balances above as of June 30, 2014 and December 31, 2013. The increase included in raw materials was $124,000 and $221,000 as of June 30, 2014 and December 31, 2013. The increase included in finished goods was $194,000 and $2,714,000 as of June 30, 2014 and December 31, 2013, respectively.

Note 7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2014	December 31, 2013
Prepaid expenses	$4,069,166	$4,123,087
Deposits on inventory	362,258	235,956
Prepaid contracts	─	65,733
Capitalized financing costs	1,821,461	786,662
Deposits under leases and contracts	282,938	227,154
Deferred expenses	─	439,700
Total	$6,535,823	$5,878,292

Note 8.	Property, Plant and Equipment

Property, plant and equipment (“PP&E”) consist of the following:

	June 30, 2014	December 31, 2013
Land	$572,342	$1,356,042
Buildings and improvements	4,748	3,986,126
Vehicles	—	15,000
Equipment	583,054	2,343,601
Furniture and fixtures	226,487	189,034
Computer software and website	91,700	93,900
Total carrying value of PP&E, gross	1,478,331	7,983,703
Less accumulated depreciation	(371,046)	(1,111,661)
Total PP&E, net	$1,107,285	$6,872,042

Depreciation expense is approximately $59,000 and $209,000 for the three and six months ended June 30, 2014 and $163,000 and $307,000 for the three and six months ended June 30, 2013, respectively.

Note 9.	Disposal of PML

On March 31, 2014, the Company entered into a definitive agreement to divest its manufacturing operations, PML, to Woodfield Pharmaceutical LLC.  Accordingly, during the three months ended March 31, 2014, the Company adjusted PML’s net assets to fair value and, as a result, recorded the assets as held for sale, net of an impairment charge of approximately $6,456,000.  The Company closed on the sale of PML on April 21, 2014.  The Company received approximately $1.2 million in proceeds, net of the assumed mortgage and working capital liabilities at closing.  The entire PML operation and the mortgage was assumed by the acquirer.  The Company recorded an additional loss on the sale of approximately $215,000 at closing for the three months ended June 30, 2014.  The Company does not believe the disposal of PML qualifies as discontinued operations as the manufacturing facility was not a major line of business and was not a significant component of the Company’s financial results during our period of ownership.

Note 10.	Intangible Assets and Goodwill

Intangible assets consist of the following:

	Weighted Average Life	June 30, 2014	December 31, 2013
Patents	11 years	$500,000	$500,000
Brand	8 years	3,887,000	3,887,000
Product licenses	11.5 years	17,581,285	15,963,794
Customer relationships	—	—	1,848,000
Non-compete and supplier contract	5.3 years	5,194,571	5,194,571
Trademark rights	Indefinite	399,805	399,805
In-process research and development	Indefinite	25,300,000	25,300,000
Developed technology	9.6 years	40,000,000	40,000,000
Intangible assets, cost basis		92,862,661	93,093,170
Accumulated amortization		(16,482,237)	(13,070,887)
Intangible Assets, net		$76,380,424	$80,022,283

Accumulated amortization:	June 30, 2014	December 31, 2013
Patents	$(332,225)	$(305,625)
Brand	(2,064,978)	(1,822,038)
Product licenses	(3,216,173)	(2,382,518)
Customer relationships	—	(462,204)
Non-compete and supplier contract	(3,835,571)	(3,609,071)
Developed technology	(7,033,290)	(4,489,431)
Total accumulated amortization	$(16,482,237)	$(13,070,887)

The weighted average life for our definite-lived intangible assets in total was approximately 9.6 years.

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows:

Amount
2014 (July – December)	$3,813,930
2015	7,619,917
2016	7,619,917
2017	5,726,748
2018	4,689,591
Thereafter	21,210,516
Total	$50,680,619

Amortization expense is approximately $1,910,000 and $3,951,000 for the three and six months ended June 30, 2014, respectively.  Amortization expense is approximately $2,114,000 and $3,795,000 for the three and six months ended June 30, 2013, respectively.

License Agreement.

On February 27, 2014, the Company entered into an exclusive license agreement with Osmotica Pharmaceutical Corporation to promote KHEDEZLA (desvenlafaxine) Extended-Release (ER) Tablets, 50 mg and 100 mg. The sales and marketing of KHEDEZLA will be supported by the Company’s team of approximately 90 sales professionals, promoting the product to high desvenlafaxine prescribing physicians. The New Drug Application (NDA) for KHEDEZLA Tablets was approved by the U.S. Food and Drug Administration pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act in July 2013. KHEDEZLA is indicated for the treatment of major depressive disorder (MDD). Pursuant to the agreement, the Company agreed to make an upfront payment for the license and Osmotica’s existing inventory of Khedezla in the amount of $4,000,000 in the aggregate with (i) $1,500,000 due upon execution of the agreement, which has been paid, (ii) $1,500,000 which was paid on or before ninety days after the effective date of February 26, 2014, and (iii) $1,000,000 to be paid on or before five months after the effective date. The $4,000,000, less the value of the inventory is included in product licenses above.  There are also additional milestones based on certain levels of net profits achieved. Royalty payments equivalent to 60% of net profits will be paid by the Company to Osmotica quarterly. The royalty payments reduce to 55% in the second contract year and 50% for each year thereafter.

Changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows:

June 30, 2014
Beginning Balance	$42,496,592
Goodwill impairment – PML (see Note 9)	(915,575)
Total	$41,581,017

Note 11.	Accrued Allowances

Accrued allowances consist of the following:

	June 30,	December 31,
	2014	2013
Accrued returns allowance	$8,819,000	$12,049,040
Accrued price adjustments	21,005,935	18,300,788
Accrued government program rebates	5,032,401	3,935,750
Total	$34,857,336	$34,285,578

Note 12.	Other Liabilities

Other liabilities consist of the following:

	June 30, 2014	December 31, 2013
Product license contracts (see Note 10)	$1,000,000	$ ─
Settlement obligations (see Note 17)	10,752,000	14,115,000
Deferred revenue	4,099,433	4,279,350
Other	─	66,349
Total contracts payable and other obligations	$15,851,433	$18,460,699

Other liabilities – current	$4,363,751	$4,072,933
Other liabilities – long term	$11,487,682	$14,387,766

Note 13.	Debt

Debt consists of the following:

	June 30, 2014	December 31, 2013
Amounts outstanding under the Midcap Credit Facility	$13,128,848	$16,859,891
Stancorp mortgage	─	1,449,563
Convertible senior notes (the “February 2014 Notes”)	65,000,000	─
Total debt	$78,128,848	$18,309,454

Debt – current	$13,128,848	$16,999,687
Debt – long term	$65,000,000	$1,309,767

Credit Facility – MidCap Funding V, LLC

On February 21, 2014, in connection with the February 2014 Notes offering discussed below, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the “Amendment” and together with the Amended and Restated Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with MidCap Funding IV, LLC, as Agent and as a lender (“MidCap”), and the other lenders from time to time parties thereto. In addition to allowing for the Note issuance, the Amendment provides for the addition of a $20 million uncommitted accordion feature to the lenders’ existing $20 million revolving loan commitment. Pursuant to the Amendment, MidCap and the other lenders released their liens on certain of our assets. The obligations under the Amended Credit Agreement are secured by a first priority security interest in the Company’s accounts, inventory, deposit accounts, securities accounts, securities entitlements, permits and cash. On April 23, 2014 we entered into Amendment No. 2 to the Amended and Restated Credit Agreement with MidCap to increase the letter of credit sublimit from $0 to $750,000.

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

The loans under this facility bear interest at a rate equal to the sum of the LIBOR (with a floor of 1.5%) plus an applicable margin of 7.50% per annum (9% at June 30, 2014). The expiration date of the agreement has been extended to February 21, 2017.

February 2014 Note Offering

On February 21, 2014, the Company issued $65,000,000 aggregate principal amount 8% Convertible Senior Notes. The February 2014 Notes mature on February 15, 2019, unless earlier converted.  The Company received net proceeds from the sale of the February 2014 Notes of approximately $58.84 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Interest is payable on the February 2014 Notes on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2014.

The February 2014 Notes are governed by the terms of an indenture (the “Indenture”), between the Company and Wilmington Trust, National Association (the “Trustee”), each of which were entered into on February 21, 2014.

The February 2014 Notes are senior unsecured obligations and are: senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the February 2014 Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

The Company may not redeem the February 2014 Notes prior to the Maturity Date. However, the holders may convert their February 2014 Notes at any time prior to the close of business on the business day immediately preceding February 15, 2019. Upon conversion, the Company will deliver a number of shares of the Company’s common stock equal to the conversion rate in effect on the conversion date. The initial conversion rate will be 277.7778 shares of the Company’s common stock for each $1,000 principal amount of the February 2014 Notes, which represents an initial conversion price of approximately $3.60 per share. Following certain corporate transactions that can occur on or prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its February 2014 Notes in connection with such a corporate transaction.

If a Change of Control (as defined in the Indenture) occurs prior to the stated maturity date, holders may require the Company to purchase for cash all or any portion of their February 2014 Notes at a Change of Control repurchase price equal to the Specified Percentage (as defined in the Indenture) of the principal amount of the February 2014 Notes to be purchased, plus accrued and unpaid interest to, but excluding, the Change of Control repurchase date.

The Indenture contains customary terms and covenants and events of default with respect to the February 2014 Notes. If an event of default (as defined in the Indenture) occurs and is continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding February 2014 Notes may declare the principal amount of, and accrued and unpaid interest on, the February 2014 Notes to be due and payable immediately by notice to the Company (with a copy to the Trustee). If an event of default arising out of certain events of bankruptcy, insolvency or reorganization involving the Company (as set forth in the Indenture) occurs with respect to us, the principal amount of the February 2014 Notes and accrued and unpaid interest, if any, will automatically become immediately due and payable.

 As the Company was not required to separate the conversion option in the February 2014 Notes under ASC 815, Derivatives and Hedging, it considered whether the cash conversion guidance contained in ASC 470-20, Debt with Conversion and Other Options, is applicable to the February 2014 Notes. However, as the conversion option may not be settled in cash upon the Company’s election, the Company concluded that the cash conversion guidance is not applicable to the February 2014 Notes, and the Company therefore recorded the entire proceeds of the February 2014 Notes as a liability, without allocating any portion to equity.

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

For the three and six months ended June 30, 2014, total interest expense related to the outstanding principal balance of the February 2014 Notes was $1,336,000 and $1,878,000 at the stated interest rate of 8.0% per annum, respectively. As of June 30, 2014, the Company had outstanding borrowings of $65 million related to the February 2014 Notes.

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

The Company participates in a 401(k) plan, which covers substantially all full-time employees. This plan is funded by employee contributions and discretionary matching contributions determined by management. At the Company’s discretion, it may match up to 100 percent of each employee’s contribution, not to exceed the first six percent of the employee’s individual salary. There is a six-month waiting period from date of hire to participate in the plan. Employees are 100 percent vested in employee and employer contributions. Contribution expense was approximately $108,000 and $214,000 for the three and six month periods ended June 30, 2014, respectively.  Contribution expense was approximately $118,000 and $255,000 for the three and six month periods ended June 30, 2013, respectively.

Stock Options

The Company’s 2009 Stock Incentive Plan  (the “2009 Plan”) was approved concurrent with its merger with Golf Trust of America (“GTA”), Inc. on March 9, 2010 and subsequently amended. The maximum number of shares that can be offered under this plan, as amended, is 7,750,000. Incentives may be granted under the 2009 Plan to eligible participants in the form of (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock, (d) restricted stock units, (e) stock appreciation rights and (f) other stock-based awards.

As of June 30, 2014, approximately 90,000 options are outstanding that have been issued to current officers and employees under former incentive plans of GTA. The remaining average contractual life of these options is approximately eight years.

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

The following table shows the weighted average of the assumptions used to value stock options on the date of grant, as follows:

Six Months
Ended
June 30, 2014
Weighted average expected stock price volatility	74.5%
Estimated dividend yield	0.0%
Risk-free interest rate	1.9%
Expected life of option (in years)	6.2
Weighted average fair value per share	$2.74

 The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend rate is assumed to be 0%. The expected stock price volatility for the stock options is based on historical volatility of the Company’s stock. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives.

The following table shows the option activity, described above, during the six months ended June 30, 2014:

Option Shares	Shares	Average Exercise Price
Outstanding at December 31, 2013	1,604,500	$4.45
Granted	3,456,200	4.09
Exercised(1)	(611,815)	3.52
Cancelled(1)	(542,333)	4.35
Expired	─	─
Outstanding at June 30, 2014	3,906,552	$4.28
Vested and exercisable, end of period	419,348	$5.63

(1) Includes 390,000 options granted to ParaPRO, LLC on August 3, 2011, that were to vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of Natroba which was terminated on April 30, 2014.  ParaPRO exercised 70,000 vested options in June 2014.  For additional information, see Note 17, Commitments and Contingencies.

The intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was approximately $1,424,000 and $132,000, respectively.

The weighted-average grant date fair value for options granted during the six months ended June 30, 2014 and 2013 was approximately $2.74 and $4.64 per share, respectively.

The following table shows the details by range of exercise price for the total options outstanding at June 30, 2014:

	Options Outstanding		Options Exercisable
Range of Exercise Price ($)	Shares	Remaining Contractual Life (years)	Shares	Price ($)
2.09 – 3.98	2,419,852	9.2	229,852	$3.73
4.20 – 5.66	617,250	9.8	—	—
6.10 – 7.11	91,583	7.5	54,495	6.10
7.26 – 8.63	731,200	9.7	95,000	8.21
9.02 – 10.35	46,667	7.3	40,001	9.76
	3,906,552	9.3	419,348	$5.63

As of June 30, 2014, the aggregate intrinsic value of 419,348 options outstanding and exercisable was approximately $1,437,000.

As of June 30, 2014, there was approximately $6,732,000 of total unrecognized compensation cost related to unvested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 3.8 years.

Restricted Stock

The following table shows the Company's nonvested restricted stock activity during the six months ended June 30, 2014:

		Weighted Average
		Grant Date
Restricted Stock Shares	Shares	Fair Value
Nonvested at December 31, 2013	628,854	$5.60
Granted	100,000	3.05
Vested	(434,323)	4.93
Forfeited	(76,732)	7.53
Nonvested at June 30, 2014	217,799	$5.10

Approximately $787,000 of total unrecognized compensation cost related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan

Effective July 22, 2010, the Company adopted the 2010 Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually (on May 1 and November 1), participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or end of such six-month period. The Employee Stock Purchase Plan expires on July 22, 2020. A total of 1,000,000 shares are available for purchase under this plan of which 139,554 have been issued. Compensation expense related to the Employee Stock Purchase Plan and included in the table below for the three months ended June 30, 2014 and 2013 was approximately $34,000 and $24,000, respectively. Compensation expense related to the Employee Stock Purchase Plan and included in the table below for the six months ended June 30, 2014 and 2013 was approximately $40,000 and $35,000, respectively.

Stock-Based Compensation Expense

The following table shows the approximate amount of total stock-based compensation expense recognized (included in selling, general and administrative expenses) for employees and non-employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employees	$708,898	$390,226	$2,407,420	$815,444
Non-employees/Directors	31,246	89,045	111,550	209,391
Total	$740,144	$479,271	$2,518,970	$1,024,835

Note 16.	Income Taxes

The effective income tax rate from continuing operations is different from the federal statutory rate for the six months ended June 30, 2014 and 2013 for the following reasons:

	Six Months Ended June 30,
	2014	2013
Expected taxes at statutory rates	(35.0)%	(35.0)%
State taxes, net of federal tax benefit	(2.1)%	(1.5)%
Nondeductible expenses	0.2%	1.4%
Put right expense	─ %	7.4%
Other	(1.0)%	0.3%
	(37.9)%	(27.4)%

Note 17.	Commitments and Contingencies

Legal Proceedings

Settlement with Former Shareholder of Somaxon

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

Texas Attorney General Medicaid Investigation

The Company reached an agreement with the Attorney General of the State of Texas to settle all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by us in connection with a Civil Investigative Demand made on Cypress. As part of the settlement, the Company has agreed to pay $12,000,000 to the State of Texas, which amount was accrued in our financial statements at December 31, 2013 as current and long term other liabilities and recorded as an expense during the quarter ended December 31, 2013. An initial payment of $2,000,000 was due and payable within ten business days of the effective date of the final settlement agreement (the “Effective Date”) and was paid accordingly during the month ended March 31, 2014.  Thereafter, the Company will make subsequent payments of $2,000,000 on each of the first five anniversaries of the Effective Date.

Purchase Commitments

Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services. Our failure to satisfy minimum sales requirements under our co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights. In addition to minimum sales requirements under our co-promotion agreements, the Company has commitments under open purchase orders for inventory of approximately $8.7 million that can be cancelled without penalty.

Stock Options Issued in Exchange for Services

Pursuant to an agreement for support services entered into between the Company and ParaPRO on August 27, 2010 which commenced upon the launch of NATROBA on August 3, 2011, 460,000 stock options were granted to ParaPRO. The options had an exercise price of $3.65 which was the closing price of the Company’s stock as of the date of the support services agreement. The options were exercisable in seven installments in the following amounts: (i) 30,000 on August 1, 2012; (ii) 40,000 on August 1, 2013; (iii) 50,000 on August 1, 2014; (iv) 60,000 on August 1, 2015; (v) 70,000 on August 1, 2016; (vi) 90,000 on August 1, 2017; and (vii) 120,000 on August 1, 2018. The options were exercisable for a period of five years from the date each became exercisable and were valued at approximately $2,841,000. These options were granted in a private offering under Rule 4(2) of the Securities Act of 1933.  The respective support services agreement between the Company and ParaPRO was terminated effective April 30, 2014 and all unvested options were cancelled as of that date.  ParaPRO exercised their 70,000 vested options on June 15, 2014 in a cashless exercise and were issued 34,807 shares of the Company’s common stock.

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

Future minimum lease payments under non-cancelable operating leases are as follows as of June 30, 2014:

2014 (July – December)	$173,000
2015	224,300
2016	198,600
2017	191,100
2018	192,000
Thereafter	277,500
Total	$1,256,500

Total rent expense was approximately $166,000 and $331,000 for the three and six months ended June 30, 2014, respectively.  Total rent expense was approximately $213,000 and $384,000 for the three and six months ended June 30, 2013, respectively.

See Note 18, Subsequent Events, for additional information.

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

Other Revenue Sharing Agreements

The Company has entered into certain revenue sharing arrangements that require payments based on a specified percentage of net sales or a specified cost per unit sold. For the three and six months ended June 30, 2014, we recognized approximately $2,195,000 and $4,074,000, respectively, in expense included in cost of goods sold from payments pursuant to co-promotion and other revenue sharing arrangements.  For the three and six months ended June 30, 2013, we recognized approximately $1,809,000 and $3,154,000, respectively.

In connection with an amendment to the license and supply agreement between the Company and GastroEntero-Logic, LLC effective May 15, 2014, the Company must remit to GEL a minimum royalty payment of $750,000 per quarter from sale of Omeclamox-Pak®.

Other Commitments

In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor.  As of June 30, 2014, remaining payment obligations owed by Somaxon under these settlement agreements are $1.25 million, payable in equal annual installments of $250,000 through 2019, and $1.5 million, payable in equal installments of $500,000 through 2017.

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

Lease Obligation

On July 28, 2014, the Company entered in to lease for 5,249 square feet of office space in Charleston, South Carolina where the Company’s accounting functions are based.  The term of this lease is 62 months and the total financial obligation under this lease is approximately $615,000.  This lease will replace an existing office lease, which the Company plans to sublease, that expires June 30, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impact our performance and a summary of our operating results. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with our unaudited condensed consolidated financial statements and the related notes included in “Part I—Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Part I—Item1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and “Part II—Item1A. Risk Factors” of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014.

Executive Overview

We are a pharmaceutical company that has traditionally sold products addressing a variety of therapeutic areas.  The Company is in the process of transitioning to a specialty focused company that sells and markets branded and generic pharmaceutical products primarily indicated for sleep, depression, bacterial infections and cough and cold conditions. We intend to see continued growth through the promotion of our products to physicians, healthcare practitioners and consumers, as appropriate. Since inception, we have engaged in a number of acquisitions and licensing arrangements to expand our product offerings. As part of our ongoing expansion strategy, we plan to make strategic acquisitions of products and companies, as well as develop and in-license additional products, with the aim of adding specialty products to our revenue base.

Acquisition of Treximet®.  On August 4, 2014, we announced that the closing of our transaction to acquire the U.S rights to Treximet® (sumatriptan / naproxen sodium) for the acute treatment of migraine attacks with or without aura in adults was delayed due to a short-term supply constraint for the product. We are working with GlaxoSmithKline plc (NYSE:  GSK) and certain of its related affiliates (together, “GSK”) to ensure sufficient supply to meet anticipated demand.  We and our lenders are performing additional due diligence related to this supply constraint.  The terms for this acquisition are defined in the Asset Purchase and Sale Agreement (the “Agreement”) that we entered into on May 13, 2014 with GSK.  Upon closing, we anticipate making an upfront payment to GSK of $250 million for the U.S rights to Treximet®. We also anticipate making a contingent payment of up to $17 million to GSK upon receipt of an updated Written Request for pediatric exclusivity from the U.S. Food & Drug Administration.  As a condition to closing, GSK will continue to manufacture Treximet® under a long-term Supply Agreement with us.  We expect to fund this acquisition with $220 million in debt, plus approximately $50 million from cash available.

        In connection with the anticipated close of the Agreement, GSK will assign the Product Development and Commercialization Agreement (the “PDC Agreement”) between GSK and POZEN, Inc. (NASDAQ: POZN) to us.  We and POZEN will amend the PDC Agreement to facilitate further development of Treximet®.  Under the proposed amendment, we [will be required to] complete the filing for a pediatric indication for Treximet® and undertake certain new activities to extend the product’s life. In addition, [will be required to] to release restrictions on POZEN’s right to develop and commercialize additional dosage forms of sumatriptan/naproxen combinations outside of the United States.  The amended PDC Agreement will also provide for royalties of 18% of net sales with quarterly minimum royalty amounts of $4 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.

        In connection with the assignment of the PDC Agreement, we will pay $3 million, at closing, to CPPIB Credit Investments Inc. (who own the rights to the royalty payments under the PDC Agreement).  We will also grant POZEN a warrant (the “Warrant”) to purchase 500,000 shares of our common stock at an exercise price of $4.28 per share (the closing price of our common stock on May 13, 2014 as reported on NASDAQ). The Warrant is exercisable from the closing date of the Agreement until February 28, 2018.  We agreed to file a registration statement for the resale of the shares underlying the Warrant on a Form S-3 within 30 days of the issuance date and to use our best efforts to have such registration statement declared effective as soon as practicable thereafter.

Current portfolio.  Our branded products include CEDAX®, an antibiotic for middle ear infections, and a family of prescription treatments for cough and cold (ZUTRIPRO®, REZIRA®, and VITUZ®). We also market SILENOR® (doxepin), which is approved for the treatment of insomnia characterized by difficulty with sleep maintenance and is not a controlled substance. We currently promote Khedezla™ Extended-Release Tablets, 50 and 100 mg, for major depressive disorder through an Exclusive License Agreement with Osmotica Pharmaceutical Corp.

We also promote Omeclamox-Pak®, for the treatment of patients with H.pylori infection and duodenal ulcer disease, through a License and Supply Agreement with GastroEntero-Logic, LLC.  During the fourth quarter of 2013, we entered into a promotion agreement with Cumberland Pharmaceuticals pursuant to which Cumberland began promoting Omeclamox-Pak to gastroenterologists.

 We promote our branded products through our sales and marketing organization.

We sell our generic products in the areas of cough and cold, pain, vitamins, dermatology, antibiotics and gastroenterology through our wholly-owned subsidiaries, Macoven Pharmaceuticals, LLC, or Macoven, and Cypress Pharmaceuticals, Inc., or Cypress.

Exclusive License Agreement.   On February 27, 2014, we entered into an exclusive license agreement with Osmotica Pharmaceutical Corporation to promote KHEDEZLA (desvenlafaxine) Extended-Release (ER) Tablets, 50 mg and 100 mg.  The sales and marketing of KHEDEZLA will be supported by our team of approximately 100 sales professionals, promoting the product to high desvenlafaxine prescribing physicians. The New Drug Application (NDA) for KHEDEZLA Tablets was approved by the U.S. Food and Drug Administration pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act in July 2013. KHEDEZLA is indicated for the treatment of major depressive disorder (MDD).  Pursuant to the agreement, we agreed to make an upfront payment for the license and Osmotica’s existing inventory of Khedezla, certain milestone payments payable upon the achievement of certain cumulative sales milestones and royalty payments for sales achieved for promoting the product.  Subject to certain earlier termination rights, the initial term of the agreement expires in February 2024, with two year automatic renewals.

  February 2014 Note Offering.   On February 21, 2014, we issued $65 million aggregate principal amount of the Company’s 8.00% Convertible Senior Notes due 2019 in accordance with each of the Securities Purchase Agreements dated February 4, 2014 by and between the Company and the investors party thereto and the related Indenture dated February 21, 2014, by and between the Company and the trustee.  See further discussion herein under the heading “Liquidity and Capital Resources.”

MidCap Revolver Amendment.   On February 21, 2014, we, together with our subsidiaries, entered into Amendment No. 1 to the Amended and Restated Credit Agreement with MidCap Funding IV, LLC, as Agent and as a lender, and the other lenders from time to time parties thereto.  This Amendment No. 1 amends the Amended and Restated Credit Agreement that the Company and its subsidiaries entered into, effective May 8, 2013, with MidCap Financial, LLC, as Administrative Agent and as a lender, and the additional lenders from time to time parties thereto.  On April 23, 2014 we entered into Amendment No. 2 to the Amended and Restated Credit Agreement with MidCap to increase the letter of credit sublimit from $0 to $750,000. See Note 13, Debt, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013 for further discussion.

See further discussion herein under the heading “Liquidity and Capital Resources.”

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

Disposition of PML (formerly Great Southern Laboratories, or GSL). On April 21, 2014, we completed our disposition of the business assets of Pernix Manufacturing, LLC, or PML, a pharmaceutical contract manufacturing company located in Houston, Texas. We received approximately $1.2 million in proceeds net of the assumed mortgage and working capital liabilities at closing and expect to realize approximately $5.0 million in annualized costs savings from the divestiture.  As part of the agreement, the purchaser will continue to manufacture the existing Pernix products under a long-term supply agreement with terms similar to those provided to us by other third party manufacturers.

Business Strategy

Our objective is to be a leader in developing, marketing and selling prescription branded pharmaceutical products in the U.S. for specialty indications. Our strategy to achieve this objective includes the following elements:

Leveraging our focused sales and marketing organization - We have built an effective sales and marketing organization recently expanding our sales organization up to 100 territories, including the addition of 25 new sales geographic territories where we were previously absent.  Our sales representatives  are focused on promoting our migraine, sleep, depression, gastro, antibiotic and cough and cold medications. Over time we intend to add further specialty products that we can promote to specialty audiences.

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

Collaborations

Development of Late-state Pediatric Product. In March 2012, we entered into a product development agreement with a private company for a prescription product for the pediatrics market. Under the terms of the agreement, Pernix obtained exclusive marketing rights to this late-stage development product in the United States, and in consideration for our agreement to pay the costs related to the development of the product. As of June 30, 2014, we have invested approximately $1.92 million, and we expect to make an additional investment of approximately $0.7 million over the next 15 months, for development and regulatory expenses related to this product candidate.  Under the terms of the product development agreement, our development partner will manage the development program. We and our development partner expect to commence pivotal phase III studies in 2015 after a thorough review of our phase II data and consultation with the FDA.

  Planning continues on the Silenor Rx to OTC switch and we expect to submit the IND in 2014.   We will continue to be opportunistic in exploiting our in-house expertise and intellectual property to initiate additional low risk development projects. In addition, we continue to look for external opportunities through in-license, collaborations or partnerships to build the Pernix pipeline.

Second Quarter 2014 Highlights

The following summarizes certain key financial measures as of and for the three months ended June 30, 2014:

●	Cash and cash equivalents equaled $60.8 million as of June 30, 2014.

●	Net revenues were approximately $17.4 million and $20.6 million for the three months ended June 30, 2014 and 2013, respectively.

●
Net loss before taxes was approximately $10.0 million and $7.7 million for the three months ended June 30, 2014 and 2013, respectively.  Net loss before income before taxes was approximately $25.4 million and $18.7 million for the six months ended June 30, 2014 and 2013, respectively. For the six month ended June 30, 2014, the net loss included a loss on the sale of PML of approximately $6.7 million.

  Opportunities and Trends

There continue to be unmet patient needs in certain therapeutic areas. We believe that we can systematically focus our efforts on developing and acquiring products or acquiring the assets of other companies whose products or assets can meet these needs. We also believe that future growth will be realized in the execution of branded and generic development opportunities in certain therapeutic areas. We believe the combination of product development and acquisition will enhance our growth opportunities. Additionally, we will continue to leverage our industry relationships to identify and take advantage of new product opportunities. Currently, we continue to believe that we have significant opportunities in leveraging the assets and improving the profitability of the assets acquired in the Cypress and Somaxon acquisitions as well as continuing the progress of certain in-process research and development projects as capital permits. There are a significant number of specialty pharmaceutical assets for sale and we see ourselves as an attractive buyer with a proven track record of being able to execute deals and grow products.

We are operating in challenging economic and industry environments. The challenges we face are compounded by the continued uncertainty around the continuing impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which we refer to collectively herein as Health Care Reform. Given this business climate, we will continue to focus on managing and deploying our available cash efficiently and strengthening our industry relationships in order to be well-positioned to identify and capitalize upon potential growth opportunities.

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

Financial Operations Overview

The discussion in this section describes our statement of comprehensive loss categories.  For a discussion of our results of operations, see “Results of Operations” below.

Net Revenues

Pernix’s net revenues consist of net product sales and revenue from co-promotion and other revenue sharing arrangements, as well as revenue from PML until the manufacturing operations were sold on April 21, 2014. Pernix recognizes product sales net of estimated allowances for product returns, price adjustments (customer rebates, managed care rebates, service fees, chargebacks, coupons and other discounts), government program rebates (Medicaid, Medicare and other government sponsored programs) and prompt pay discounts. The primary factors that determine Pernix’s net product sales are the level of demand for Pernix’s products, unit sales prices, the applicable federal and supplemental government program rebates, contracted rebates, services fees, and chargebacks and other discounts that Pernix may offer such as consumer coupon programs. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties in return for a percentage of revenue on sales we generate or on sales they generate.

The following table sets forth a summary of Pernix’s net revenues for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Upper respiratory, allergy and antibiotic products	$8,616	$10,902	$28,449	$28,074
Gastroenterology products	1,318	2,430	2,195	4,131
Dietary supplements and medical food products	5,979	8,421	11,575	17,804
Analgesics	6,955	4,951	14,957	9,502
Sleep maintenance	7,490	4,632	11,654	5,751
Depressive disorder	2,879	─	2,879	─
Dermatology products	124	1,250	280	2,355
Other products	3,414	2,837	5,357	6,390
Gross Product Sales	36,775	35,423	77,346	74,007
Sales Allowances	(20,260)	(16,493)	(43,301)	(35,166)
Net Product Sales	16,515	18,930	34,045	38,841
Manufacturing revenue	713	1,092	1,363	1,735
Co-promotion and other revenue	154	551	1,025	2,075
Total Net Revenues	$17,382	$20,573	$36,433	$42,651

Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments, and Medicaid Rebates

The following table sets forth a summary of our allowances for product returns, government rebate programs and price adjustments as of June 30, 2014. Prompt pay discounts are recorded as a reduction of accounts receivable and revenue and, therefore, are not included in the table below. The allowance for prompt pay discounts as of June 30, 2014 and December 31, 2013 was approximately $502,000 and $532,000, respectively.

	Product Returns	Government Program Rebates	Price Adjustments
		(in thousands)
Balance at December 31, 2012	$12,057	$7,037	$10,960
Allowances assumed in acquisition of Somaxon	776	479	1,113
Post-closing opening balance sheet adjustments	1,374	391	416
Allowances for certain co-promotion agreements (1)	58	110	483
Reclass from contingent consideration	3,934	─	─
Current provision:
Adjustments to provision for prior year sales	1,611	(921)	(300)
Provision – current year sales	9,394	6,335	48,567
Payments and credits	(17,155)	(9,495)	(42,938)
Balance at December 31, 2013	12,049	3,936	18,301
Increase in allowances for certain co-promotion agreements (1)	113	300	333
Current provision:
Adjustments to provision for prior year sales	─	475	─
Provision – current year sales	5,506	5,234	30,481
Payments and credits	(8,850)	(4,911)	(28,110)
Balance at June 30, 2014	$8,818	$5,034	$21,005

(1)
Allowances for certain co-promotion agreements represent allowances for which the expense is the responsibility of the other party to the co-promotion agreement.  However, since we are responsible for the remittance of the payment of these deduction items to the billing third party, these items are included in accrued allowances on our balance sheet.

Product Returns. Consistent with industry practice, we offer contractual return rights that allow our customers to return short-dated or expiring products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. Our products have a 15 to 36-month expiration period from the date of manufacture. We adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. We estimate returns at percentages up to 10% of sales of branded and generic products and from time to time, higher on launch return percentages for sales of new products. Returns estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage for our products.  The returns reserve may be adjusted as sales history and returns experience is accumulated on this portfolio of products. We review and adjust these reserves quarterly. If estimates regarding product demand are inaccurate, if changes in the competitive environment affect demand for certain products, or if other unforeseen circumstances affect a product’s salability, actual returns could differ and such differences could be material. For example, a 1% difference in our provision assumptions for the six months ended June 30, 2014 would have affected pre-tax loss by approximately $774,000.

Government Program Rebates. The liability for Medicaid, Medicare and other government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future government program utilization for each product sold. As we become aware of changing circumstances regarding the Medicaid and Medicare coverage of our products, we will incorporate such changing circumstances into the estimates and assumptions that we use to calculate government program rebates. If our estimates and assumptions prove inaccurate, we may be subject to higher or lower government program rebates. For example, with respect to the provision for the six months ended June 30, 2014, a 1% difference in the provision assumptions based on utilization would have effected pre-tax loss by approximately $318,000 and a 1% difference in the provisions based on reimbursement rates would have affected pre-tax loss by approximately $62,000.

Price Adjustments. Our estimates of price adjustments which include coupons, customer rebates, service fees, chargebacks, shelf stock adjustments, fees and other discounts are based on our estimated mix of sales to various third-party payors who are entitled either contractually or statutorily to discounts from the listed prices of our products and contracted service fees with our wholesalers. In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from our estimates, we may be required to pay higher or lower total price adjustments that differ from our original estimates. For example, for the six months ended June 30, 2014, a 1% difference in the assumptions based on the applicable sales would have affected pre-tax loss by approximately $2,000,000.

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

Critical Accounting Estimates

For information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2013 and Note 2 to our consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

 Comparison of the Three Months Ended June 30, 2014 and 2013

Net Revenues.  Net revenues were approximately $17,382,000 and $20,573,000 for the three months ended June 30, 2014 and 2013, respectively, a decrease of approximately $3,191,000 or 15.5%.  Net revenues were negatively impacted by (i) the sale of certain Cypress generic products to Breckenridge in September 2013, (ii) the termination of the co-promotion agreement on Natroba, (iii) the discontinuation of certain cough and cold products and certain other generic products and (iv) the increase in government rebates on certain brand products offset by the positive impact of price increases on certain products.

             Cost of Product Sales.  Cost of sales was approximately $8,705,000, or 23.7% of gross product sales, and $11,162,000, or 31.5% of gross product sales for the three months ended June 30, 2014 and 2013, respectively, a decrease of approximately $2,547,000, or 22%.   Cost of product sales decreased as a percentage of gross product sales primarily due to product price increases implemented subsequent to June 30, 2013 and the decrease in the acquisition cost basis of the inventory sold as the majority of the Cypress and Somaxon acquired inventory has now been sold offset by an increase in the write-off or donation of obsolete inventory.

Collaboration and royalty expense included in cost of sales was approximately $2,195,000 and $1,808,000 for the three months ended June 30, 2014 and 2013, respectively. This increase of approximately $387,000 was primarily due to profit sharing arrangements on the recently launched Khedezla product and its authorized generic and the increase in Silenor profit sharing due primarily to the price increase on this product.

Gross Margin.  Gross profit margin on the sale of our products was 54.4% and 50.1% (excluding cost of sales attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing) for the three months ended June 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses (SG&A). SG&A expenses were approximately $13,743,000 and $13,141,000 for the three months ended June 30, 2014 and 2013, respectively, an increase of approximately $602,000, or 4.6%.

Overall compensation expense represented approximately $6,683,000, or 48.6%, and $6,142,000, or 46.7%, of total selling, general and administrative expenses for the three months ended June 30, 2014 and 2013, respectively.  The increase of approximately $541,000 in overall compensation expense is primarily due to increased salaries and severance expense related to changes in the management personnel and the expansion of the management team to position the Company for strategic growth partially offset by a decrease in compensation expense related to the employees transferred to the buyer in the sale of our manufacturing facility.

Other SG&A expenses were approximately $7,060,000 and $6,999,000 for the three months ended June 30, 2014 and 2013, respectively, an increase of approximately $61,000.  We invested approximately $1,291,000 in marketing plans during the three months ended June 30, 2014 which was offset by the effect of the cancellation of the ParaPRO options of previously recognized stock compensation expense of approximately $1,294,000.  We realized increases in deal expenses, sample costs, marketing collateral, insurance costs, recruiting expenses, third-party logistics costs, data fees and consulting fees, among lesser increases in other categories, offset by reductions in legal fees, bad debt expense, freight fees, among lesser decreases in other categories.

       Research and Development Expense (R&D).   R&D expenses were approximately $346,000 and $1,792,000 for the three months ended June 30, 2014 and 2013, respectively. The decrease of approximately $1,446,000 was primarily due to the reduction of expenses incurred related to the in-process research and development at Cypress as certain of these projects were transferred to Breckenridge in the sale of certain generic assets to them in September 2013 and others were discontinued.

Depreciation and Amortization Expense.  Depreciation expenses were approximately $59,000 and $163,000 for the three months ended June 30, 2014 and 2013, respectively.  The decrease of approximately $104,000 was due to the sale of Pernix Manufacturing fixed assets in April of 2014.

Amortization expense was approximately $1,909,000 and $2,114,000 for the three months ended June 30, 2014 and 2013.  The decrease in amortization expense of approximately $205,000, or 9.7%, is due primarily to the settlement of the Cypress contingent consideration and to the sale of Pernix Manufacturing and its related assets.

Interest Expense, net.  Interest expense was approximately $2,333,000 and $1,639,000 for the three months ended June 30, 2014 and 2013, respectively.  The increase in interest expense of approximately $694,000 was primarily due to the addition of interest expense related to the convertible debt issued in February of 2014, offset partially by the reduction of interest expense due to a lower average balance outstanding under our MidCap revolver. Interest income was approximately $100,000 and $7,000 for the three months ended June 30, 2014 and 2013, respectively.  The increase of approximately $93,000 is due primarily to the implied interest on our promissory notes with Breckenridge.

 Comparison of the Six Months Ended June 30, 2014 and 2013

            Net Revenues.   Net revenues were approximately $36,434,000 and $42,651,000 for the six months ended June 30, 2014 and 2013, respectively, a decrease of approximately $6,217,000, or 14.6%. As previously noted, in the three months discussion net revenues were negatively impacted by (i) the sale of certain Cypress generic products to Breckenridge in September 2013, (ii) the termination of the co-promotion agreement on Natroba, (iii) the discontinuation of certain cough and cold products and certain other generic products and (iv) the increase in government rebates on certain brand products offset by the positive impact of price increases on certain products.

Cost of Product Sales.  Cost of product sales was approximately $18,661,000, or 24.1% of gross product sales, and $24,240,000, or 32.8% of gross product sales, for the six months ended June 30, 2014 and 2013, respectively, a decrease of approximately $5,579,000, or 23.0%.   As discussed above, the cost of product sales decreased as a percentage of gross product sales primarily due to product price increases implemented subsequent to June 30, 2013 and the decrease in the acquisition cost basis of the inventory sold as the majority of the Cypress and Somaxon acquired inventory has now been sold, offset by an increase in the write-off or donation of obsolete inventory.

Collaboration and royalty expense included in cost of sales was approximately $4,074,000 and $3,154,000, an increase of approximately $920,000 for the six months ended June 30, 2014 and 2013, respectively. As discussed above, the increase in the collaboration expense was primarily due to profit sharing arrangements on the recently launched Khedezla product and its authorized generic and the increase in Silenor profit sharing due primarily to the price increase on this product.

Gross Margin. Gross profit margin on the sale of our products was 55.4% and 54.2% (excluding cost of sales attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing) for the six months ended June 30, 2014 and 2013, respectively.

            Selling, General and Administrative Expense.  SG&A expenses were approximately $27,367,000 and $27,220,000 for the six months ended June 30, 2014 and 2013, respectively, an increase of approximately $147,000, or less than 1%.

Overall compensation expense represented approximately $14,558,000, or 53.2%, and $13,027,000, or 47.9% of total selling, general and administrative expenses for the six months ended June 30, 2014 and 2013, respectively.  As previously noted, the increase of approximately $1,531,000 in overall compensation expense is primarily due to increased salaries and severance expense related to changes in the management personnel and the expansion of the management team to position the Company for strategic growth partially offset by a decrease in compensation expense related to the employees transferred to the buyer in the sale of our manufacturing facility.

Other SG&A expenses were approximately $12,809,000 and $14,192,000 for the six months ended June 30, 2014 and 2013, respectively, a decrease of approximately $1,383,000.  This decrease was primarily attributable to legal fees incurred during 2013 related to patent litigation that has since been settled.

Research and Development Expenses. R&D expenses were approximately $1,314,000 and $2,999,000 for the six months ended June 30, 2014 and 2013, respectively. The decrease of approximately $1,685,000 was primarily due to the reduction of expenses incurred related to the in-process research and development at Cypress as certain of these projects were transferred to Breckenridge in the sale of certain generic assets to them in September 2013 and others were discontinued.

 Depreciation and Amortization Expense. Depreciation expense was approximately $209,000 and $307,000 for the six months ended June 30, 2014 and 2013, respectively. The decrease of approximately $98,000 was due to the sale of Pernix Manufacturing fixed assets in April of 2014.

Amortization expense was approximately $3,950,000 and $3,795,000 for the six months ended June 30, 2014 and 2013, respectively.

The increase is depreciation and amortization expense of approximately $155,000 or 4.1% was due to an increase in intangible assets as a result of the Somaxon acquisition offset by the decrease in amortization resulting from the settlement of the Cypress contingent consideration and the sale of PML and its related assets.

Interest Expense, net. Interest expense was approximately $3,689,000 and $2,727,000 for the six months ended June 30, 2014 and 2013, respectively. The increase in interest expense of approximately $962,000 was primarily due to the addition of interest expense related to the convertible debt issued in February of 2014, offset partially by the reduction of interest expense in relation to the MidCap Financial, LLC credit facility. Interest income was approximately $192,000 and $18,000 for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Sources of Liquidity

The following table summarizes our liquidity and working capital as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Cash and cash equivalents	$60,791,476	$15,646,963

Working capital (current assets less current liabilities)	$56,574,322	$6,917,769
Current ratio (multiple of current assets less current liabilities)	1.83	1.10

Revolving line of credit availability	$26,871,152	$3,140,109

Pernix requires cash to meet its operating expenses and for research and development, capital expenditures, acquisitions, and in-licenses of rights to products. To date, Pernix has funded its operations primarily from product sales, co-promotion agreement revenues, proceeds from equity offerings and debt facilities. As described in Note 13, Debt, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013, we issued senior convertible notes in the amount of $65,000,000 during the first quarter of 2014.

February 2014 Note Offering.  On February 21, 2014, we issued $65 million aggregate principal amount of our 8.00% Convertible Senior Notes due 2019 (the “February 2014 Notes”) in accordance with each of the Securities Purchase Agreements (the “Securities Purchase Agreements”), dated February 4, 2014 by and between the Company and the investors party thereto (the “Investors”). We anticipate using the net proceeds from the issuance of the February 2014 Notes for the acquisition of accretive specialty products, as well as for working capital and general corporate purposes. The February 2014 Notes are governed by the terms of an indenture (the “Indenture”), dated as of February 21, 2014, between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”).  The February 2014 Notes are the senior unsecured obligations of the Company and bear interest at a rate of 8.00% per annum, payable quarterly in arrears on March 15, June 15, September 15 and December 15, beginning on June 15, 2014. The February 2014 Notes will mature on February 15, 2019, unless earlier converted or repurchased. The February 2014 Notes will be convertible into shares of our common stock, par value $0.01 per share (the “Common Stock”), at an initial conversion rate of 277.7778 shares of our common stock per $1,000 principal amount of the February 2014 Notes, which corresponds to an initial conversion price of approximately $3.60 per share of Common Stock and represents a conversion premium of approximately 72% based on the last reported sale price of the Common Stock of $2.09 on February 4, 2014, the date upon which the Securities Purchase Agreements were entered.  The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends, payment of cash dividends and the below-market-price issuance of Common Stock. If, upon the occurrence of a change of control, as described in the Indenture, a holder elects to convert its February 2014 Notes in connection with such change of control, such holder may be entitled to an increase in the conversion rate as described in the Indenture.  To the extent such increase in the conversion rate would result in the conversion price of the February 2014 Notes to be less than $2.3278 per share (subject to adjustment) and equal to or greater than $2.09 per share (subject to adjustment), we will be obligated to deliver cash in lieu of any share that was not delivered on account of such limitation. We may not redeem the February 2014 Notes prior to the maturity date and no “sinking fund” is provided for the February 2014 Notes, which means that we are not required to periodically redeem or retire the February 2014 Notes. Upon the occurrence of a change of control, as described in the Indenture, holders of the February 2014 Notes may require us to repurchase for cash all or part of their February 2014 Notes at a repurchase price equal to 100% plus a specified percentage (that is initially 40% and declines over the life of the notes) of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.

  In connection with the issuance of February 2014 Notes, on February 21, 2014, we and funds managed by each of Athyrium Capital Management and Cetus Capital entered into Representation Agreements (the “Representation Agreements”), pursuant to which we agreed to amend the Indenture to increase the interest rate on the February 2014 Notes to 11.00%, if certain board designation rights were not satisfied by the Company as more fully described in the Representation Agreement.  We shall be permitted to reduce the interest rate for the February 2014 Notes from 11% back to 8.00% upon delivery of an officer’s certificate to the trustee for the February 2014 Notes stating that the condition for such reduction has been satisfied.

 Also in connection with the issuance of the February 2014 Notes, on February 21, 2014, we and the Investors entered into Registration Rights Agreements (the “Registration Rights Agreements”), pursuant to which we agreed to file a resale registration statement for the resale of the Common Stock underlying the February 2014 Notes no later than December 31, 2018.  The Investors were also given certain demand registration rights and “piggyback” registration rights as more fully described in the Registration Rights Agreements.

            MidCap Revolver Amendments.  On February 21, 2014, in connection with the February 2014 Notes offering, we entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the “Amendment” and together with the Amended and Restated Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with MidCap Funding IV, LLC, as Agent and as a lender (“MidCap”), and the other lenders from time to time parties thereto.  In addition to allowing for the Note issuance, the Amendment provides for the addition of a $20 million uncommitted accordion feature to the lenders’ existing $20 million revolving loan commitment.  Pursuant to the Amendment, MidCap and the other lenders released their liens on certain of our assets.  The obligations under the Amended Credit Agreement are secured by a first priority security interest in our accounts, inventory, deposit accounts, securities accounts, securities entitlements, permits and cash.

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

Cash Flows

The following table provides information regarding Pernix’s cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	(rounded)
	2014	2013
Cash (used in) provided by
Operating activities	$(10,195,000)	$(533,000)
Investing activities	799,000	4,039,000
Financing activities	54,541,000	(17,481,000)
Net (decrease) increase in cash and cash equivalents	$45,145,000	$(13,975,000)

The net increase in cash and cash equivalents for the six months ended June 30, 2014 was primarily attributable to the net proceeds from the issuance of the $65 million in senior convertible notes in February 2014, proceeds from the sale of PML of $1.2 million, proceeds from the issuance of our common stock of $1.9 million from stock option exercises, partially offset by our net loss for the quarter of $15.9 million, payments on our credit facility of $3.7 million and financing costs of $6.2 million.

The net decrease in cash and cash equivalents for the six months ended June 30, 2013 was primarily attributable to payments on our credit facility of $18.6 million, partially offset by cash acquired in connection with the acquisition of Somaxon of $2.9 million and proceeds from the sale of TherapeuticsMD of $4.6 million.

  Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. Further, obligations under employment agreements contingent upon continued employment are not included in the table below. The following table summarizes our contractual obligations as of June 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Operating leases (1)	$1,256	$297	$395	$384	$180
Professional services agreements (2)	3,005	2,055	950	—	—
Supply agreements and purchase obligations (3)	9,319	2,327	999	999	4,994
License and development agreements (4)	7,000	4,000	3,000	—	—
Short-term borrowings (5)	14,450	14,450	—	—	—
Long-term debt obligations (6)	89,050	5,200	10,400	73,450	—
Settlement obligations (7)	13,800	2,750	5,500	5,000	500

Total contractual obligations	$137,830	$31,079	$21,244	$79,833	$5,674

(1)	Operating leases include minimum payments under leases for our facilities and certain equipment.

(2)	Professional service agreements include agreements with a specific term for consulting, information technology, telecom and software support, data and sales reporting tools and services.

(3)
Supply agreements and Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services. The contractual obligations table set forth above does not reflect certain minimum sales requirements related to our co-promotion agreements nor does it include certain supply agreements for which the failure to meet the purchase or sale requirements under such agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights.

(4)	Future scheduled or specific payments pursuant to license or development agreements. Future payments for which the date of payments or amount cannot be determined are excluded.

(5)
Short-term borrowings represent amounts outstanding under our MidCap Credit Facility as of June 30, 2014  and the minimum interest payments that must be paid on 75% of the total amount available, $20.0 million before consideration of the accordion feature,  under the revolver regardless of the balance outstanding.

(6)	The long-term debt obligations represent the payment due on the senior convertible notes and the associated contractual interest payments that were issued during the first quarter of 2014.

(7)	Settlement obligations represent remaining payments due under settlement agreements.

In addition to minimum sales requirements under our co-promotion agreements, the table above does not include commitments under open purchase orders for inventory that can be cancelled without penalty, which are approximately $8.7 million.

See Notes 13, Debt, and 17, Commitments and Contingencies, to our Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2014 and 2013 for additional information.

In addition to the material contractual cash obligations included the chart above, we have committed to make potential future milestone payments to third parties as part of licensing, distribution, acquisition and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. Because the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on our consolidated balance sheets and have not been included in the table above. See Note 10, Intangible Assets and Goodwill, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013 for additional information.

Recent Accounting Pronouncements

There have been no other recent accounting pronouncements that have not yet been adopted by us that are expected to have a material impact on our condensed consolidated financial statements from the accounting pronouncements previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 and on Form 10-Q for the three and six months ended June 30, 2014.

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

The interest rate related to borrowings under our revolving credit facility is a variable rate of LIBOR (with a floor of 1.5%) plus an Applicable Margin (7.5%), as defined in the debt agreement (9.0% at June 30, 2014).  As of June 30, 2014, we had outstanding borrowings of approximately $13.1 million under our revolving credit facility; however, we have to pay minimum interest on 75% of the available revolver balance of $20.0 million. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by approximately $150,000.

See Note 13, Debt, to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013.

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

As of June 30, 2014, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of June 30, 2014, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See  Legal Proceedings under Note 17 to our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

2.1
Asset Purchase and Sale Agreement dated as of May 13, 2014 by and among Glaxo Group Limited, GlaxoSmithKline
Intellectual Property Management Limited, GlaxoSmithKline Intellectual Property Holdings Limited and GlaxoSmithKline LLC, on the one hand, and Pernix Therapeutics Holdings, Inc., on the other hand (previously filed as exhibit 2.1 to our current Report on Form 8-K filed on May 16, 2014 and incorporated herein by reference.

4.1	Common Stock Purchase Warrant dated May 13, 2014 issued to Pozen, Inc. (previously filed as exhibit 4.1 to our current Report on Form 8-K filed on May 16, 2014 and incorporated herein by reference)

10.1†
Employment Offer Letter between the Company and Sanjay S. Patel dated June 20, 2014 (previously filed as Exhibit 10.1 to our current Report on Form 8-K filed on June 25, 2014 and incorporated herein by reference.

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Registrant’s Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of the Registrant’s Chief Executive Officer and Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013;
(ii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ending June 30, 2014 and 2013;
(iii) Condensed Consolidated Stockholders’ Equity as of June 30, 2014;
(iv) Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2014 and 2013; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________

*  Filed herewith.
†   Indicates a management contact or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: August 11, 2014	By:	/s/ DOUGLAS L. DRYSDALE
Douglas L. Drysdale
Chairman and Chief Executive Officer and President and Director (Principal Executive Officer)

Date: August 11, 2014	By:	/s/ SANJAY S. PATEL
Sanjay S. Patel Chief Financial Officer
(Principal Financial Officer)