Form 10-Q
period 2014-09-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2014-11-10
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2014

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

On November 7, 2014, there were 38,291,749 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC.

Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2014

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

●
the risks outlined in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by law, we do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,429	$15,647
Accounts receivable, net	51,844	25,681
Inventory, net	11,592	13,810
Note receivable, net of unamortized discount of $172 and $101, respectively	4,675	4,749
Prepaid expenses and other current assets	10,512	5,879
Income tax receivable	5,403	1,318
Deferred income taxes	12,152	9,301
Total current assets	112,607	76,385
Property and equipment, net	1,066	6,872
Other assets:
Goodwill	45,890	42,497
Intangible assets, net	319,139	80,022
Note receivable, net of unamortized discount of $0 and $319, respectively	─	4,531
Other long-term assets	11,490	1,079
Total assets	$490,192	$211,386
LIABILITIES
Current liabilities:
Accounts payable	$9,507	$3,444
Accrued personnel expenses	2,715	3,803
Accrued allowances	45,082	34,286
Other accrued expenses	10,428	5,533
Contingent consideration – Cypress acquisition	─	1,330
Other liabilities	5,327	4,072
Debt	18,782	17,000
Total current liabilities	91,841	69,468
Long-term liabilities:
Other liabilities	11,390	14,386
Debt	─	1,310
Senior convertible notes	65,000	─
Senior secured notes – TREXIMET®	220,000	─
Deferred income taxes	13,006	15,499
Total liabilities	401,237	100,663

Commitments and contingencies (Note 18)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000 shares authorized, 40,623 and 39,318 issued and 38,204 and 37,189 outstanding at September 30, 2014 and December 31, 2013, respectively	382	372
Treasury stock, at cost, 2,419 and 2,129 shares held at September 30, 2014 and December 31, 2013, respectively	(5,075)	(4,001)
Additional paid-in capital	126,317	119,554
Accumulated deficit	(32,669)	(5,202)
Total stockholders’ equity	88,955	110,723
Total liabilities and stockholders’ equity	$490,192	$211,386

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$31,479	$18,295	$67,913	$60,946
Costs and operating expenses:
Cost of product sales	11,689	9,572	30,350	33,812
Selling, general and administrative expenses	15,049	11,740	42,415	38,960
Research and development expense	290	633	1,604	3,633
Depreciation and amortization expense	10,159	2,317	14,319	6,419
(Gain) / loss on disposal of assets	7	(4)	160	1
(Gain) / loss on sale of PML (including impairment charge)	(13)	─	6,659	─
Total costs and operating expenses	37,181	24,258	95,507	82,825

Loss from operations	(5,702)	(5,963)	(27,594)	(21,879)

Other income (expense):
Change in fair value of put right	─	(2,146)	─	(6,116)
Change in fair value of contingent consideration	─	522	─	805
Interest expense, net	(5,335)	(783)	(8,833)	(3,492)
Gain on sale of investment	─	─	─	3,605
Total (loss) income, net	(5,335)	(2,407)	(8,833)	(5,198)

Loss before income taxes	(11,037)	(8,370)	(36,427)	(27,077)

Income tax expense (benefit)	655	(2,547)	(8,960)	(7,666)

Net loss	$(11,692)	$(5,823)	$(27,467)	$(19,411)

Other comprehensive income (loss)
Unrealized gains during the period, net of tax of $411 for the nine months ended September 30, 2013				(702)
Reclassification adjustment for net realized gain included in net loss, net of tax of $1,322 for the nine months ended September 30, 2013	─	─	─	(2,273)

Comprehensive loss	$(11,692)	$(5,823)	$(27,467)	$(22,386)

Net loss per share, basic	$(0.31)	$(0.16)	$(0.73)	$(0.54)
Net loss per share, diluted	$(0.31)	$(0.16)	$(0.73)	$(0.54)
Weighted-average common shares, basic	38,121	37,121	37,743	36,204
Weighted-average common shares, diluted	38,121	37,121	37,743	36,204

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, unaudited)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2013	37,189	$372	$119,554	$(4,001)	$(5,202)	$110,723

Stock-based compensation
Restricted stock	─	─	1,402	─	─	1,402
Stock options	─	─	1,906	─	─	1,906
Employee stock purchase plan	─	─	89	─	─	89
Issuance of stock options for
Services from non-employees	─	─	119	─	─	119
Cancellation of ParaPro stock
options in connection with
termination of contract	─	─	(1,294)	─	─	(1,294)
Issuance of warrants in connection with acquisition of TREXIMET®	─	─	2,359	─	─	2,359
Issuance of common stock
upon the exercise of options, net of tax	718	7	2,312	(321)	─	1,998
Issuance of common stock upon
the cashless exercise of options
from non-employees	35	1	(1)	─	─	─
Issuance of common stock in
connection with the Employee
stock purchase plan	11	─	20	─	─	20
Issuance of common stock upon
the vesting of restricted stock	434	4	(4)	─	─	─
Forfeiture of restricted common
stock resulting from payment of	(183)	(2)	2	(753)	─	(753)
employee income tax liability
Income tax benefit of stock
based awards	─	─	(147)	─	─	(147)
Net loss	─	─	─	─	(27,467)	(27,467)
Balance at September 30, 2014	38,204	$382	$126,317	$(5,075)	$(32,669)	$88,955

See accompanying notes to condensed consolidated financial statements.

 PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(27,467)	$(19,411)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	262	489
Amortization of intangibles and interest accretion of contingent consideration	14,057	5,931
Amortization of deferred financing costs	1,391	1,120
Accretion of notes receivable	(243)	(28)
Deferred income tax benefit	(5,344)	(10,230)
Gain on sale of investment	─	(3,605)
Loss on disposal of assets	160	1
Loss on sale of PML (including impairment charge)	6,659	─
Stock-based compensation expense	3,397	1,516
Expense from stock options issued in exchange for services	─	426
Expense from stock options issued in exchange for services	119	─
Cancellation of ParaPRO stock options in connection with termination of contract	(1,294)	─
Change in fair value of put right	─	6,116
Change in fair value of contingent consideration	─	(805)
Changes in operating assets and liabilities (net of effect of acquisitions and dispositions):
Accounts receivable	(26,197)	14,507
Inventory	1,650	4,903
Prepaid expenses and other assets	(2,547)	(2,969)
Accounts payable	6,157	100
Income taxes	(4,085)	1,507
Accrued expenses	10,072	(8,995)
Net cash provided by (used in) operating activities	(23,253)	(9,427)
Cash flows provided by (used) in investing activities:
Acquisition of TREXIMET®	(253,000)	─
Payments received on notes receivable	4,850	─
Proceeds from sale of investment	─	4,605
Acquisition of Cypress	─	(310)
Proceeds from the sale of PML	1,137	─
Proceeds from sale of certain Cypress intangible assets	135	19,588
Proceeds from sale of property and equipment	43	27
Purchase of property, plant and equipment	(561)	(510)
Net cash provided by (used in) investing activities	(247,396)	23,400
Cash flows provided by (used in) financing activities:
Cash acquired in connection with acquisition of Somaxon	─	2,881
Payments on original Midcap loan	─	(12,497)
Payments on Midcap term loan	─	(10,000)
Proceeds from issuance of secured senior notes – TREXIMET®	220,000	─
Proceeds from issuance of convertible senior notes	65,000	─
Payments on financing costs	(14,064)	─
Net proceeds (payments) on Midcap revolving credit facility	1,923	(5,761)
Payments on contracts payable	(2,500)	(1,700)
Payments on mortgages and capital leases	(46)	(120)
Income tax benefit on stock-based awards	(147)	(84)
Proceeds from exercise of stock options, net of tax	2,018	184
Payments of employee income tax liability with surrender
of employee restricted stock	(753)	(208)
Net cash provided by (used in) financing activities	271,431	(27,305

Net increase (decrease) in cash and cash equivalents	782	(13,332)
Cash and cash equivalents, beginning of period	15,647	23,023
Cash and cash equivalents, end of period	$16,429	$9,691

Supplemental disclosure:
Cash paid for income taxes	$615	$1,370
Interest paid during the period	$4,609	$839
Non-cash transactions
Accrued bonus paid in restricted common stock	$ ─	$104
Acquisition of license – contract payable	$1,950	$500
Acquisition of Cypress and Somaxon – purchase price adjustment	$ ─	$5,916
Acquisition of Somaxon – fair value of common stock	$ ─	$23,840
Acquisition of TREXIMET® - warrants issued to Pozen	$2,359	$ ─

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	Company Overview

Pernix Therapeutics Holdings, Inc. (“Pernix”, the “Company”, “we”, “our” and "us") is a specialty pharmaceutical company focused on the acquisition, development and commercialization of prescription drugs, primarily for the U.S. market.  The Company targets underserved therapeutic areas, such as central nervous system (CNS), including neurology and psychiatry, and has an interest in expanding into additional specialty segments. The Company promotes its branded products to physicians through its Pernix sales force, uses contracted sales organizations to market its non-core cough and cold products, and markets its generic portfolio through its wholly owned subsidiaries, Macoven Pharmaceuticals, LLC (“Macoven”) and Cypress Pharmaceuticals, Inc. (“Cypress”).

The Company’s branded products include TREXIMET®, a medication indicated for the acute treatment of migraine pain and inflammation, SILENOR®, a non-controlled substance and approved medication for the treatment of insomnia characterized by difficulty with sleep, CEDAX®, an antibiotic for middle ear infections, and a family of prescription products for cough and cold (ZUTRIPRO®, REZIRA®, and VITUZ®). The Company recently entered into an agreement with a third party to promote the Company’s prescription treatments for cough and cold (ZUTRIPRO, REZIRA, and VITUZ).  The Company also has an Exclusive License Agreement with Osmotica Pharmaceutical Corp. to promote KHEDEZLA™, Extended-Release Tablets, 50 and 100 mg for major depressive disorder.  As described below, the Company completed the acquisition of the United States (“U.S.”) intellectual property rights to the migraine product, TREXIMET on August 20, 2014.

The Company promotes its branded products through its sales and marketing organization that covers approximately 100 sales territories.  The Company will also supplement its sales effort from time to time by contracting with other third party marketing organizations to assist in promoting certain of its products.

The Company sells its generic products in the areas of cough and cold, pain, vitamins, dermatology, antibiotics and gastroenterology through its wholly-owned subsidiaries, Macoven and Cypress.

Acquisition of TREXIMET®.

On August 20, 2014, the Company, through a wholly owned subsidiary Pernix Ireland Limited (“PIL”), formerly known as Worrigan Limited, completed the acquisition of the U.S. intellectual property rights to the pharmaceutical product, TREXIMET from GlaxoSmithKline plc and certain of its related affiliates (together “GSK”).  See Note 10, Business Combination, for further discussion.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of these financial statements. Operating results for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results for future periods or the full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Pernix’s wholly-owned subsidiaries Pernix Therapeutics, LLC, GTA GP, Inc., GTA LP, Inc., Gaine, Inc., Macoven, Pernix Manufacturing, LLC, or PML (sold on April 2), Respicopea, Inc., Cypress, Cypress’ subsidiary, Hawthorn Pharmaceuticals, Inc., Pernix Sleep, Inc., also known as Somaxon Pharmaceuticals, Inc., or Somaxon (acquired March 6, 2013) and Pernix Ireland Limited, or PIL, formerly known as Worrigan Linited.  Pernix Sleep is included only for the period subsequent to its acquisition. Transactions between and among the Company and its consolidated subsidiaries are eliminated.

Management’s Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the condensed consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates of the Company include: revenue recognition, sales allowances such as returns on product sales, government program rebates, customer coupon redemptions, wholesaler/pharmacy discounts, product service fees, rebates and chargebacks, sales incentive-based pay, amortization, depreciation, stock-based compensation, the determination of fair values of assets and liabilities in connection with business combinations, and deferred income taxes.

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

Revenue Recognition

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

  For arrangements that involve the delivery of more than one element, each product, service and/or right to use assets is evaluated to determine whether it qualifies as a separate unit of accounting.  This determination is based on whether the deliverable has “stand-alone value” to the customer.  The consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable.  The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of selling price (“BESP”).  The BESP reflects the best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis.  In most cases the Company expects to use TPE or BESP for allocating consideration to each deliverable.  The consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation.

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

The following table sets forth a summary of Pernix’s consolidated net revenues for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013

Net product sales – TREXIMET	$16,246	$	─	$16,246	$	─
Net product sales Other	14,168		17,150	48,215		55,991
Net product sales	30,414		17,150	64,461		55,991
Manufacturing revenue	─		487	1,025		2,222
Co-promotion and other revenue	1,065		658	2,427		2,733
Total Net Revenues	$31,479		$18,295	$67,913		$60,946

Significant Customers

The Company’s customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company’s customers that individually comprised greater than 10% of total gross product sales for the three and nine months ended September 30, 2014 and 2013, or 10% of total accounts receivable as of September 30, 2014 and December 31, 2013.

	Gross Product Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
McKesson Corporation	38%	30%	37%	34%
AmerisourceBergen Drug Corporation (1)	25%	26%	28%	17%
Cardinal Health, Inc.	29%	22%	24%	27%
Total	92%	78%	89%	78%

(1) The gross sales shifted between Cardinal and AmerisourceBergen for the nine months ended September 30, 2014 due to the fact that AmerisourceBergen entered into a strategic, long-term relationship with Walgreens in March 2013 which includes a ten-year comprehensive primary pharmaceutical distribution contract with Walgreens among other things.  Previously, Cardinal was the primary distributor for Walgreens.

	Accounts Receivable
	September 30,	December 31,
	2014	2013
McKesson Corporation	33%	35%
AmerisourceBergen Drug Corporation	30%	23%
Cardinal Health, Inc.	28%	16%
Total	91%	74%

Cost of Product Sales

Cost of product sales is comprised of (i) costs to manufacture or acquire products sold to customers; (ii) royalty, co-promotion and other revenue sharing payments under license and other agreements granting the Company rights to sell related products; (iii) direct and indirect distribution costs incurred in the sale of products; and (iv) the value of any write-offs or donations of obsolete or damaged inventory that cannot be sold. The Company acquired the rights to sell certain of its commercial products through license and assignment agreements with the original developers or other parties with interests in these products. These agreements obligate the Company to make payments under varying payment structures based on its net revenue from related products.

In connection with the acquisitions of Cypress and Somaxon, the Company adjusted the predecessor cost basis, increasing inventory to fair value as required by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  As a result, the Company recorded adjustments to increase the inventory to fair value in the amount of $8.6 million and $695,000 at the time of acquisition for Cypress and Somaxon, respectively.  For the three months ended September 30, 2014 and 2013, $194,000 and $412,000 of the increase in the basis of the inventory was amortized and included in cost of product sales, as the inventory was subsequently sold.  For the nine months ended September 30, 2014 and 2013, $2.6 million and $5.1 million of the increase in the basis of the inventory was amortized and included in cost of product sales, as the inventory was subsequently sold.  The balance remaining of the increase in the basis of the inventory acquired was $124,000 as of September 30, 2014.

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

 Product Returns

Consistent with industry practice, the Company offers contractual return rights that allow its customers to return short-dated or expiring products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. The Company’s products have a 15 to 42 month expiration period from the date of manufacture. The Company adjusts its estimate of product returns if it becomes aware of other factors that it believes could significantly impact its expected returns. These factors include its estimate of inventory levels of its products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. The Company estimates returns at percentages up to 10% of sales of branded and generic products and, from time to time, higher on launch return percentages for sales of new products. Returns estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage for our products.  The returns reserve may be adjusted as sales history and returns experience is accumulated on this portfolio of products. The Company reviews and adjusts these reserves quarterly.

Government Program Rebates

The liability for Medicaid, Medicare and other government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future government program utilization for each product sold.

Price Adjustments

The Company’s estimates of price adjustments, which include coupons, customer rebates, service fees, chargebacks, shelf stock adjustments, and other fees and discounts, are based on its estimated mix of sales to various third-party payors who are entitled, either contractually or statutorily, to discounts from the listed prices of our products and contracted service fees with our wholesalers. In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from the Company’s estimates, the Company may be required to pay higher or lower total price adjustments that differ from its original estimates and such difference may be significant.

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

Prompt Payment Discounts

The Company typically requires its customers to remit payments within the first 30 days for branded products (60 to 120 days for generics, depending on the customer and the products purchased). The Company offers wholesale distributors a prompt payment discount if they make payments within these deadlines. This discount is generally 2%, but may be higher in some instances due to product launches and/or industry expectations. Because the Company’s wholesale distributors typically take advantage of the prompt pay discount, the Company accrues 100% of the prompt pay discounts, based on the gross amount of each invoice, at the time of our original sale, and apply earned discounts at the time of payment. This allowance is recorded as a reduction of accounts receivable and revenue. The Company adjusts the accrual periodically to reflect actual prompt payment discounts taken by the Company’s wholesale distributors. Historically, these adjustments have not been material. The Company does not anticipate that future changes to its estimates of prompt payment discounts will have a material impact on our net revenue.

Research and Development Costs

Research and development costs in connection with the Company’s internal programs for the development of products are expensed as incurred. Pernix either expenses research and development costs as incurred or will advance third parties a research and development fee which is amortized over the term of the related agreement. Research and development expenses were approximately $290,000 and $633,000 for the three months ended September 30, 2014 and 2013, respectively, and $1.6 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively.

 Segment Information

The Company currently markets two major product lines: a branded pharmaceuticals product line and a generic pharmaceuticals product line. These product lines qualify for reporting as a single segment in accordance with GAAP because they are similar in the nature of the products and services, production processes, types of customer, distribution methods and regulatory environment. The Company had a manufacturing subsidiary, Pernix Manufacturing, LLC (“PML”), until April 21, 2014, when it was sold (see Note 9, Disposal of PML), but the majority of its revenue was generated through intercompany sales and was eliminated in consolidation. It is deemed immaterial for segment reporting purposes.  The Company believes that its sale of PML does not qualify as discontinued operations in accordance with ASC 205, Presentation of Financial Statements.

Income Taxes

Temporary differences are differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred taxes represent the future tax consequences on income taxes when the reported amount of the asset or liability is recovered or settled. Deferred taxes are measured using the enacted tax rates expected to apply to taxable income in periods in which the deductible or taxable temporary difference is expected to be recovered or settled. The effect on changes in tax rates and laws are recognized in income from continuing operations in the period that includes the enactment date. The Company will recognize deferred tax assets for deductible temporary differences, operating loss and tax credit carryforwards. In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Future realization of deferred tax assets ultimately is dependent on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period under the tax law. Management considers the four sources of taxable income in making this assessment.  Management believes that it is more likely than not that the Company will realize the benefits. Management has also evaluated the potential impact in accounting for uncertainties in income taxes and has determined that it has no significant uncertain income tax positions as of September 30, 2014. Income tax returns subject to review by taxing authorities include 2010, 2011, 2012 and 2013.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(11,692)	$(5,823)	$(27,467)	$(19,411)
Denominator:
Weighted-average common shares, basic	38,121	37,121	37,743	36,204
Dilutive effect of stock options	─	─	─	─

Weighted-average common shares, diluted	38,121	37,121	37,743	36,204

Net loss per share, basic and diluted	$(0.31)	$(0.16)	$(0.73)	$(0.54)

As of September 30, 2014, total outstanding options are approximately 4.1 million and total non-vested restricted stock are approximately 217,000. As of September 30, 2013, the total outstanding options were approximately 1.6 million and total non-vested restricted stock were approximately 663,000. Options and non-vested restricted stock are not included above as their effect is anti-dilutive. See Note 16, Employee Compensation and Benefits, for information regarding the Company’s outstanding options.

As of September 30, 2014, total outstanding warrants are 969,000 issued in connection with the acquisitions of Somaxon Pharmaceuticals, Inc. (“Somaxon” or “Pernix Sleep”) and TREXIMET.  Warrants are not included above as their effect is anti-dilutive.

As discussed in Note 14, Debt, in February 2014, the Company issued $65 million aggregate principal amount of 8.00% Convertible Senior Notes due 2019 (the “February 2014 Notes”) pursuant to Rule Regulation D and Section 4(2) under the Securities Act. Upon conversion, the February 2014 Notes may be settled in shares of the Company’s common stock. For purposes of calculating the maximum dilutive impact, it is presumed that the February 2014 Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The effect of the conversion of the February 2014 Notes is excluded from the calculation of diluted loss per share because the net loss for the three and nine months ended September 30, 2014 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Conversion of the February 2014 Notes	18,056	─	14,683	─
Pozen warrants	229	─	66	─
Somaxon warrants	7	─	─	─
Total potential dilutive effect of warrants	18,292	─	14,749	─

Investment in Marketable Securities and Other Comprehensive Income

During 2013, the Company held investments in marketable equity securities as available-for-sale and the change in the market value gave rise to other comprehensive income during the nine months ended September 30, 2013. The components of other comprehensive loss are recorded in the condensed consolidated statements of comprehensive loss, net of the related income tax effect. The Company liquidated its investments in marketable equity securities in June 2013 as described below.

On October 5, 2011, the Company acquired 2.6 million shares of TherapeuticsMD for a purchase price of $1.0 million, or $0.38 per share, representing approximately 3.2% of TherapeuticsMD’s outstanding common stock at that time.  On June 14, 2013, the Company sold all its shares of TherapeuticsMD for approximately $4.6 million in cash proceeds, recognizing a gain on the investment of approximately $3.6 million.

Impairment of Long-lived Assets

The Company reviews long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. If any long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In connection with the sale of PML, the Company recorded impairment charges of $6.5 million against the net assets of PML in March 2014.  See Note 9, Disposal of PML, for additional information.

Recent Accounting Pronouncements

  In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) which changes the requirements for reporting discontinued operations. ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or majority equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company adopted ASU 2014-08 as of January 1, 2014. The Company believes its sale of PML does not qualify as discontinued operations upon its adoption of ASU 2014-08 as the Company’s manufacturing facility was not a major line of business and was not a significant component of its financial results during our period of ownership, July 1, 2012 through April 21, 2014.  See Note 9, Disposal of PML, for additional information.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on its consolidated financial statements and accompanying notes.

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

            The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Level 1	Level 2		Level 3		Total
Assets
Money market fund and trust cash sweep investments (1)	$11,744	$	─	$	─	11,744
Total Assets	$11,744	$	─	$	─	11,744

	December 31, 2013
	Level 1		Level 2		Level 3		Total
Assets
Money market fund and trust cash sweep investments (1)		$6,312	$	─	$	─	6,312
Total Assets		$6,312	$	─	$	─	6,312

Liabilities
Contingent consideration (2)	$	─	$	─		$1,330	$1,330
Total Liabilities	$	─	$	─		$1,330	$1,330

(1)	The Company’s money market and trust cash sweep investments are included in cash and cash equivalents.

(2)
Contingent consideration consists of certain holdback payments and contingent cash and equity payments with respect to our acquisition of Cypress. The fair value of the contingent consideration is included in put option and contingent consideration on the accompanying condensed consolidated balance sheets. The fair value of contingent consideration was originally estimated using probability weighted discounted cash flow models (DCF). The DCF incorporates level 3 inputs including estimated discount rates that the Company believes market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to the Cypress acquisition agreement. The Company analyzes and evaluates these fair value measurements quarterly to determine whether valuation inputs continue to be relevant and appropriate or whether current period developments warrant adjustments to valuation inputs and related measurements. Any increases or decreases in discount rates would have an inverse impact on the value of related fair value measurements, while increases or decreases in expected cash flows would result in a corresponding increase or decrease in fair value measurements.  The Company settled the matter of contingent consideration and paid the former shareholders of Cypress $1.3 million in January 2014.

             The Company believes the carrying amount of its debt, notes payable and contracts payable, are a reasonable estimate of their fair value due to the short remaining maturity of these items and/or their fluctuating interest rates. There were no transfers between levels of the fair value hierarchy in 2014 or 2013.

Note 4.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Trade accounts receivable	$50,179	$25,585
Less allowance for prompt pay discounts	(1,042)	(532)
Less allowance for doubtful accounts	(228)	(84)
Total trade receivables	48,909	24,969

Receivables from third parties – revenue sharing arrangements	2,862	655
Other miscellaneous receivables	73	57
Total accounts receivable	$51,844	$25,681

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

The Company received two promissory notes from Breckenridge Pharmaceutical, Inc. (“Breckenridge”) in connection with the sale of its generic assets held by Cypress to Breckenridge on September 11, 2013.  The notes mature on the first and second anniversary dates of the closing. The one year promissory note was paid in full during the three months ended September 30, 2014 in the amount of $4.9 million.  The remaining two year promissory note in the amount of $4.9 million matures on September 11, 2015.  The promissory note is recorded net of a present value discount (at an assumed rate of 4.25% on the two year note).

Note 6.	Inventory

Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$533	$1,460
Packaging materials	62	841
Samples	154	732
Finished goods	12,893	13,411
Inventory, gross	13,642	16,444
Reserve for obsolescence	(2,050)	(2,634)
I Inventory, net	$11,592	$13,810

An increase in the basis of inventory related to the acquisitions of Cypress and Somaxon are included in the balances above as of September 30, 2014 and December 31, 2013. The increase included in raw materials was $124,000 and $221,000 as of September 30, 2014 and December 31, 2013. The increase included in finished goods was $0 and $2.7 million as of September 30, 2014 and December 31, 2013, respectively.

Note 7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Prepaid expenses	$6,580	$4,123
Deposits on inventory	516	236
Prepaid contracts	─	66
Capitalized financing costs	3,092	787
Deposits under leases and contracts	324	227
Deferred expenses	─	440
Total	$10,512	$5,879

Note 8.	Property, Plant and Equipment

Property, plant and equipment (“PP&E”) consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$572	$1,356
Buildings and improvements	6	3,986
Vehicles	─	15
Equipment	619	2,344
Furniture and fixtures	279	189
Computer software and website	5	94
Total carrying value of PP&E, gross	1,481	7,984
Less accumulated depreciation	(415)	(1,112)
Total PP&E, net	$1,066	$6,872

Depreciation expense was $52,000 and $262,000 for the three and nine months ended September 30, 2014 and $181,000 and $489,000 for the three and nine months ended September 30, 2013, respectively.

Note 9.	Disposal of PML

On March 31, 2014, the Company entered into a definitive agreement to divest its manufacturing operations, PML, to Woodfield Pharmaceutical LLC.  Accordingly, during the three months ended March 31, 2014, the Company adjusted PML’s net assets to fair value and, as a result, recorded the assets as held for sale, net of an impairment charge of approximately $6.5 million.  The Company closed on the sale of PML on April 21, 2014.  The Company received approximately $1.2 million in proceeds, net of the assumed mortgage and working capital liabilities at closing.  The entire PML operation and the mortgage was assumed by the acquirer.  The Company recorded an additional loss on the sale of approximately $215,000 at closing.  The Company does not believe the disposal of PML qualifies as discontinued operations as the manufacturing facility was not a major line of business and was not a significant component of the Company’s financial results during our period of ownership.

Note 10.	Business Combination

Consideration paid by the Company for the business it purchased is allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition.

TREXIMET® Acquisition

On August 20, 2014, the Company, through a wholly owned subsidiary Pernix Ireland Limited (“PIL”), formerly known as Worrigan Limited, completed the acquisition of the U.S. intellectual property rights to the pharmaceutical product, TREXIMET, from GlaxoSmithKline plc and certain of its related affiliates (together “GSK”). There were no other tangible or intangible assets acquired or liabilities assumed related to TREXIMET intellectual property from GSK.

The total purchase price consisted of an upfront cash payment of $250.0 million paid to GSK upon closing of the transaction, and $17.0 million payable to GSK upon receipt of an updated Written Request for pediatric exclusivity from the U.S. Food & Drug Administration ("FDA"), subject to certain deductions based on delays in supplying the commercial product to the Company. Subsequently, the deductions resulting from delays in supplying the commercial product reduced the $17.0 million payable amount to  $1.95 million.  The Company funded this acquisition with $220.0 million in debt, plus approximately $32.0 million from available cash.

TREXIMET is a medication indicated for the acute treatment of migraine pain and inflammation and is manufactured by GSK under a license from Pozen Inc. (“Pozen”). The product is a combination of 85 mg of sumatriptan and 500 mg of naproxen sodium. In June 2003, Pozen licensed the U.S. only rights to TREXIMET to GSK.  GSK was responsible for all commercialization activities in the U. S. The product was approved by the FDA in April 2008. In November 2011, Pozen sold most of the future royalty and milestone payments covering TREXIMET sales in the U.S. to CPPIB Credit Investments Inc. (“CPPIB”). TREXIMET is covered by three patents in the U.S. which expire August 14, 2017. In addition, the Company will be seeking pediatric exclusivity and other potential FDA exclusivity options which may provide an additional six months to three years of exclusivity.

In connection with the transaction, GSK assigned to PIL the Product Development and Commercialization Agreement, (the “PDC Agreement”) between GSK and Pozen. In connection with the assignment of the PDC Agreement, PIL paid $3.0 million to CPPIB (which owns the rights to the royalty payments under the PDC Agreement), and the Company granted Pozen a warrant (the “Warrant”) to purchase 500,000 shares of the Company’s common stock at an exercise price of $4.28 per share (the closing price of the Company’s common stock on May 13, 2014 as reported on NASDAQ). The Warrant is exercisable from the closing date (August 20, 2014) of the Agreement until February 28, 2018. The Company will continue to pay a royalty to Pozen under the PDC Agreement, equal to 18% of net sales with quarterly minimum royalty amounts of $4.0 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.

The TREXIMET acquisition was accounted for as a business combination in accordance with ASC No. 805, Business Combinations which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price allocation is preliminary with respect to taxes and certain accruals and includes the use of estimates based on information that was available to management at the time these unaudited condensed consolidated financial statements were prepared. The Company believes the estimates used are reasonable and the significant effects of the TREXIMET acquisition are properly reflected. However, the estimates are subject to change as additional information becomes available and is assessed by the Company.

The following table summarizes the consideration paid to acquire TREXIMET and the estimated values of assets acquired and liabilities assumed in the accompanying unaudited condensed consolidated balance sheet based on their fair values on August 20, 2014 (in thousands):

Purchase price:
Cash consideration paid to GSK	$250,000
Fair value of contingent consideration payable to GSK(i)	1,950
Cash paid to CPPIB (ii)	3,000
Fair value of Warrant issued to Pozen (ii)	2,359
Total purchase price	$257,309

Estimated fair value of assets acquired:
Intangible assets (iii):
Developed technologies	$230,000
In-process research and development	23,000
Amount attributable to assets acquired	$253,000
Goodwill (iv)	$4,309

(i)
Represents fair value of the contingent consideration payable to GSK upon receipt of an updated Written Request for pediatric exclusivity from the FDA and subject to certain deductions based on delays in supplying the commercial product to the Company.

(ii)
Cash payment of $3.0 million to CPPIB and issuance of Warrant with fair value of $2.4 million to Pozen are considered as consideration paid by the Company to acquire the exclusive U.S. rights to TREXIMET. These payments were made in exchange for the consent of the respective parties to permit GSK to transfer the U.S. rights to TREXIMET to the Company.  The $2.4 fair value of the warrants was calculated using a Black-Scholes valuation model with assumptions for the following variables: price of Pernix stock on the closing date of the acquisition; risk free interest rates; and expected volatility.  The warrants have been classified as equity.

(iii)
As of the effective time of the acquisition, the identifiable intangible assets are required to be measured at fair value and these assets could include assets that are not intended to be used or sold or that are intended to be used in a manner other than their highest and best use. For purposes of the valuation, it is assumed that all assets will be used in the manner that represents the highest and best use of those assets, but it is not assumed that any market synergies will be achieved. The consideration of synergies has been excluded because they are not considered to be factually supportable.

The fair value of identifiable assets is determined primarily using the “income method,” which starts with a forecast of all expected future cash flows. Some of the more significant assumptions inherent in the development of intangible asset values, from the perspective of a market participant, include: the amount and timing of projected future cash flows (including net revenue, cost of product sales, research and development costs, sales and marketing expenses, income tax expense, capital expenditures and working capital requirements) as well as estimated contributory asset charges; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, among other factors.

The unaudited condensed consolidated financial statements include estimated identifiable intangible assets representing core technology intangibles valued at $230.0 million, and in-process research and development (“IPR&D”) intangibles valued at $23.0 million. The core technology intangible assets represent developed technology of products approved for sales in the market, which we refer to as marketed products, and have a finite useful lives. They are amortized on a straight line basis over a weighted average of 3.5 years. These estimates will be adjusted accordingly if the final identifiable intangible asset valuation generates results, including corresponding useful lives and related amortization methods, which differ from the pro forma estimates, or if the above scope of intangible assets is modified. The IPR&D are considered indefinite-lived intangible assets until the completion of abandonment of the associated research and development efforts. Accordingly, during the development period, these assets are not amortized but subject to an annual impairment review.  The final valuation is expected to be completed within 12 months from the completion of the acquisition.

(iv)
Goodwill is calculated as the difference between the acquisition date fair value of the consideration expected to be transferred and the values assigned to the assets acquired. Goodwill is not amortized but tested for impairment on an annual basis or when indications for impairment exist.

Pro forma Impact of Acquisition (Unaudited)

The following unaudited pro forma combined results of operations are provided for the three months and nine months ended September 30, 2014 and 2013, as though the TREXIMET acquisition had been completed  as of January 1, 2013.These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the TREXIMET acquisition or any estimated costs that will be incurred to integrate the TREXIMET product line. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors.

(in thousands, except per share data)	Three months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$37,805	$36,637	$104,535	$118,728
Net loss	$(15,785)	$(13,014)	$(46,511)	$(34,249)
Pro forma net loss per common share
Basic	$(0.41)	$(0.35)	$(1.23)	$(0.95)
Diluted	$(0.41)	$(0.35)	$(1.23)	$(0.95)

The Company’s historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the TREXIMET acquisition and factually supportable. The unaudited pro forma consolidated results include historical revenues and expenses of assets acquired in the acquisition with the following adjustments:

●	Adjustment to recognize incremental amortization expense based on the fair value of intangibles acquired;
●	Adjustment to recognize interest expense for debt issued in connection with the acquisition
●	Eliminate transaction costs and non-recurring charges directly related to the acquisition that were included in the historical results of operations for Pernix
●
Adjustment to recognize pro forma income tax based on income tax benefit on the amortization of intangible asset at the statutory tax rate of Ireland (12.50%), and the income tax benefit on the interest expense at the statutory tax rate of the United States (36.95%).

The Company has recognized net product sales and earnings for TREXIMET subsequent to the closing of August 20, 2014 in the amount of $16.2 million and $0.6 million respectively. Non-recurring transaction costs of $0.5 million and $0.7 million related to the acquisition for the three months and nine months ended, respectively, are included in the unaudited condensed consolidated statements of operations in selling, general and administrative expenses; these non-recurring transaction costs have been excluded from the pro forma results in the above table.

Note 11.	Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands, except years):

		As of September 30, 2014
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademark rights	Indefinite	$400	$ ─	$400
In-process research and development	Indefinite	48,300	─	48,300
Total unamortized intangible assets		48,700	─	48,700

Amortized intangible assets:
Patents	11 years	500	(344)	156
Brand	8 years	3,887	(2,186)	1,701
Product licenses	11.5 years	17,581	(3,632)	13,949
Non-compete and supplier contracts	5.3 years	5,194	(3,949)	1,245
Acquired developed technologies	5 years	269,866	(16,478)	253,388
Total amortized intangible assets		297,028	(26,589)	270,439

Total intangible assets		$345,728	$(26,589)	$319,139

		As of December 31, 2013
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademark rights	Indefinite	$400	$ ─	$400
In-process research and development	Indefinite	25,300	─	25,300
Total unamortized intangible assets		25,700	─	25,700

Amortized intangible assets:
Patents	11 years	500	(306	194
Brand	8 years	3,887	(1,822	2,065
Product licenses	11.1 years	15,964	(2,383	13,581
Customer relationships	6 years	1,848	(462	1,386
Non-compete and supplier contracts	5.3 years	5,194	(3,609	1,585
Acquired developed technologies	12.2 years	40,000	(4,489	35,511
Total amortized intangible assets		67,393	(13,071	54,322

Total intangible assets		$93,093	$(13,071	$80,022

In connection with the acquisition of the TREXIMET intangible assets (see Note 10, Business Combination for further information), the Company recorded, at fair value, intangible assets consisting of intellectual property valued at $230.0 million and in-process research and development intangibles valued at $23.0 million.  Intellectual property will be amortized on a straight line basis over 3.5 years. In-process research and development will be amortized on a straight line basis over its useful life once the receipt of regulatory approval is obtained.

As of September 30, 2014, the weighted average life for our definite-lived intangible assets in total was approximately 4.86 years.

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows (in thousands):
Amount
2014 (October – December)	$18,337
2015	73,334
2016	73,334
2017	71,441
2018	12,904
Thereafter	21,089
Total	$270,439

Amortization expense was $10.1 million and $2.1 million for the three months ended September 30, 2014 and 2013, respectively, and $14.1 million and $5.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2014 is as follows (in thousands):

September 30, 2014
Beginning Balance at December 31, 2013	$42,497
Acquisition of TREXIMET Product Line (see Note 10)	4,309
Goodwill impairment – PML (see Note 9)	(916)
Ending balances at September 30, 2014	$45,890

Note 12.	Accrued Allowances

Accrued allowances consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued returns allowance	$8,435	$12,049
Accrued price adjustments	30,634	18,301
Accrued government program rebates	6,013	3,936
Total	$45,082	$34,286

Note 13.	Other Liabilities

Other liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Settlement obligations (see Note 18)	$10,863	$14,115
Deferred revenue	3,871	4,279
Contingent consideration (See Note 10)	1,950	─
Other	33	64
Total contracts payable and other obligations	$16,717	$18,458

Other liabilities – current	$5,327	$4,072
Other liabilities – long term	$11,390	$14,386

Note 14.	Debt

Debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Amounts outstanding under the Midcap Credit Facility	$18,782	$16,860
Stancorp mortgage	─	1,450
Senior secured notes (the “August 2014 Notes”)	220,000	─
Senior convertible notes (the “February 2014 Notes”)	65,000	─
Total debt	$303,782	$18,310

Debt – current	$18,782	$17,000
Debt – long term	$285,000	$1,310

Credit Facility – MidCap Funding V, LLC

On February 21, 2014, in connection with the February 2014 Notes offering discussed below, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the “Amendment” and together with the Amended and Restated Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with MidCap Funding IV, LLC, as Agent and as a lender (“MidCap”), and the other lenders from time to time parties thereto. In addition to allowing for the note issuance, the Amendment provides for the addition of a $20.0 million uncommitted accordion feature to the lenders’ existing $20.0 million revolving loan commitment. Pursuant to the Amendment, MidCap and the other lenders released their liens on certain Company assets. The obligations under the Amended Credit Agreement are secured by a first priority security interest in the Company’s accounts, inventory, deposit accounts, securities accounts, securities entitlements, permits and cash. On April 23, 2014 the Company entered into Amendment No. 2 to the Amended and Restated Credit Agreement with MidCap to increase the letter of credit sublimit from $0 to $750,000.  On August 19, 2014 the Company, MidCap, and certain subsidiaries of the Company entered into Amendment No. 3 to the Amended and Restated Credit Agreement dated as of May 8, 2013 to permit the Company to consummate the purchase of the TREXIMET assets from GSK.

 The covenants contained in the Amended Credit Agreement require the Company to maintain a minimum amount of earnings before interest, tax, depreciation and amortization (“EBITDA”) and net invoiced revenues unless the Company demonstrate minimum liquidity of at least $30.0 million. The Amended Credit Agreement continues to include customary covenants for a secured credit facility, which include, among other things, (a) restrictions on (i) the incurrence of indebtedness, (ii) the creation of or existence of liens, (iii) the incurrence or existence of contingent obligations, (iv) making certain dividends or other distributions, (v) certain consolidations, mergers or sales of assets and (vi) purchases of assets, investments and acquisitions; and (b) requirements to deliver financial statements, reports and notices to the agent and the other lenders, provided that, the restrictions described in (a)(i)-(vi) above are subject to certain exceptions and permissions limited in scope and dollar value. The Amended Credit Agreement also contains customary representations and warranties and event of default provisions for a secured credit facility.

The loans under this facility bear interest at a rate equal to the sum of the LIBOR (with a floor of 1.5%) plus an applicable margin of 7.50% per annum (9% at September 30, 2014). The expiration date of the agreement has been extended to February 21, 2017.  Amounts outstanding under this agreement are recorded on the balance sheet as current debt as of September 30, 2014 and December 31, 2013.

 February 2014 Note Offering

On February 21, 2014, the Company issued $65.0 million aggregate principal amount 8% Convertible Senior Notes. The February 2014 Notes mature on February 15, 2019, unless earlier converted.  The Company received net proceeds from the sale of the February 2014 Notes of $58.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Interest on the February 2014 Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2014.  The note balance of $65.0 million is recorded as long term debt on the balance sheet as of September 30, 2014.

The February 2014 Notes are governed by the terms of an indenture (the “February 2014 Indenture”), between the Company and Wilmington Trust, National Association (the “February 2014 Trustee”), each of which were entered into on February 21, 2014.

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

The Company may not redeem the February 2014 Notes prior to the maturity date (February 15, 2019). However, the holders may convert their February 2014 Notes at any time prior to the close of business on the business day immediately preceding February 15, 2019. Upon conversion, the Company will deliver a number of shares of the Company’s common stock equal to the conversion rate in effect on the conversion date. The initial conversion rate will be 277.7778 shares of the Company’s common stock for each $1,000 principal amount of the February 2014 Notes, which represents an initial conversion price of approximately $3.60 per share. Following certain corporate transactions that can occur on or prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its February 2014 Notes in connection with such a corporate transaction.

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

For the three and nine months ended September 30, 2014, total interest expense related to the outstanding principal balance of the February 2014 Notes was $1.3 million and $3.2 million at the stated interest rate of 8.0% per annum, respectively. As of September 30, 2014, the Company had outstanding borrowings of $65.0 million related to the February 2014 Notes.  The Company has $5.5 million in deferred financing costs related to the February 2014 notes as of September 30, 2014.  This is recorded on the balance sheet in Prepaid Expenses and Other Current Assets and Other Long-Term Assets.

August 2014 Note Offering

On August 19, 2014, the Company issued $220.0 million aggregate principal amount of its 12% Senior Secured Notes due 2020 (the “August Notes”) pursuant to an Indenture (the “August 2014 Indenture”) dated as of August 19, 2014 among the Company, certain of its subsidiaries (the “Guarantors”) and U.S. Bank National Association (the “August 2014 Trustee”), as trustee and collateral agent.

The August Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year (each, a “Payment Date”), beginning on February 1, 2015. On each Payment Date, commencing August 1, 2015, the Company will pay an installment of principal of the August Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the August Notes on such Payment Date).  Pursuant to the August 2014 Indenture, there is no principal payment applicable to TREXIMET sales in the third and fourth quarters.  The first principal payment is due on August 1, 2015 and will be calculated on net sales for the first and second quarters of 2015; therefore, the entire note balance is recorded as long-term as of September 30, 2014.  Once these actual sales are recorded, the Company will classify the appropriate amount as current portion of the debt.

The August Notes are unconditionally guaranteed, jointly and severally, by the Guarantors. The August Notes and the guarantees of the Guarantors are secured by a continuing first-priority security interest in substantially all of the assets of the Company and the Guarantors related to TREXIMET, other than inventory and certain inventory related assets, including accounts arising from the sale of the inventory.

The Company may redeem the August Notes at its option, in whole at any time or in part from time to time, on any business day, on not less than 30 days’ nor more than 60 days prior notice provided to each holder’s registered address. If such redemption is prior to August 1, 2015, the redemption price is equal to the greater of (i) the principal amount of the August Notes being redeemed and (ii) the present value, discounted at the applicable treasury rate of the principal amount of the August Notes being redeemed plus 1.00%, of such principal payment amounts and interest at the rate per annum shown above on the outstanding principal balance of the August Notes being redeemed assuming the principal balances are amortized at the times and in the assumed amounts set forth on Schedule A to the August 2014 Indenture, as filed in Exhibit 4.1 to the 8-K dated August 22, 2014). If such redemption occurs (i) on or after August 1, 2015 and prior to August 1, 2016, the redemption price will equal 106% of the outstanding principal amount of August Notes being redeemed plus accrued and unpaid interest thereon, (ii) on or after August 1, 2016 and prior to August 1, 2017, the redemption price will equal 103% of the outstanding principal amount of the August Notes being redeemed plus accrued and unpaid interest thereon and (iii) on or after August 1, 2017, the redemption price will equal 100% of the outstanding principal amount of the August Notes being redeemed plus accrued and unpaid interest thereon.

The August 2014 Indenture contains covenants that limit the ability of the Company and the Guarantors to, among other things: incur certain additional indebtedness; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem certain indebtedness; make certain investments; create restrictions on the ability of the Guarantors to pay dividends to the Company or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. Upon the occurrence of certain events constituting a change of control, the Company is required to make an offer to repurchase all of the August Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date.

The August 2014 Indenture provides that an Event of Default (as defined in the August 2014 Indenture) will occur if, among other things, (a) the Company defaults in any payment of interest on any note when due and payable, and such default continues for a period of 30 days (b) the Company defaults in the payment of principal of or premium, if any, on any note when due and payable on the maturity date, upon declaration of acceleration or otherwise, or to pay the change of control repurchase price, when due and payable, and such default continues for a period of five days; (c) failure to make a repurchase offer in the event of a change in control when required under the August 2014 Indenture, which continues for three business days; (d) the Company or any Guarantor fails to comply with certain covenants after receiving written notice from the August 2014 Trustee or the holders of more than 25% of the principal amount of the outstanding August Notes; (e) the Company or any Guarantor defaults with respect to other indebtedness for borrowed money in excess of $8.0 million and such default is not cured within 30 days after written notice from the August 2014 Trustee or the holders of more than 25% of the principal amount of the outstanding August Notes; (f) the Company or any Guarantor has rendered against it a final judgment for the payment of $8.0 million (or its foreign currency equivalent) or more (excluding any amounts covered by insurance) under certain circumstances; (g) certain bankruptcy, insolvency, liquidation, reorganization or similar events occur with respect to the Company or any Guarantor; (h) a guarantee of the August Notes (with certain exceptions) is held to be unenforceable or invalid in a judicial proceeding or ceases to be in full force and effect or a Guarantor disaffirms its obligations under its guarantee of the August Notes, and (i) certain changes in control of a Guarantor.

On August 19, 2014, the Company entered into the First Supplemental Indenture to the August 2014 Indenture for the Company’s February 2014 Notes due 2019 (the “First Supplemental Indenture”) to permit the Company to consummate the purchase of the TREXIMET assets from GSK described in Note 10, Business Combination, and to issue the August 2014 Notes. On August 19, 2014, the Company also entered into the Second Supplemental Indenture to the August 2014 Indenture for the Company’s February 2014 Notes due 2019 (the “Second Supplemental Indenture”) to add Worrigan Limited, a wholly owned subsidiary of the Company, as a guarantor.

For the three and nine months ended September 30, 2014, total interest expense related to the outstanding principal balance of the August 2014 Notes was $3.0 million at the stated interest rate of 8.0% per annum, respectively. As of September 30, 2014, the Company had outstanding borrowings of $220.0 million related to the August 2014 Notes.  The Company has $7.7 million in deferred financing costs related to the August 2014 notes as of September 30, 2014.  This is recorded on the balance sheet in Prepaid Expenses and Other Current Assets and Other Long-Term Assets.

Note 15.	Stockholders’ Equity

Warrants Issued in Acquisition of Somaxon

In connection with the acquisition of Somaxon in March 2013, the Company assumed approximately 469,000 outstanding warrants in the acquisition of Somaxon.  These warrants have exercise prices ranging from $7.70 to $90.72 and expiration dates ranging from July 2016 through August 2021.

Warrants Issued in Acquisition of TREXIMET

In connection with the acquisition of TREXIMET in August 2014, the Company granted Pozen a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $4.28 per share (equal to the closing price of the Company’s common stock on May 13, 2014 as reported on NASDAQ). The Warrant is exercisable from the closing date (August 20, 2014) of the Agreement until February 28, 2018.

Note 16.	Employer Compensation and Benefits

The Company participates in a 401(k) plan, which covers substantially all full-time employees. This plan is funded by employee contributions and discretionary matching contributions determined by management. At the Company’s discretion, it may match up to 100 percent of each employee’s contribution, not to exceed the first six percent of the employee’s individual salary. There is a six-month waiting period from date of hire to participate in the plan. Employees are 100 percent vested in employee and employer contributions once they are eligible to participate. Contribution expense was $73,000 and $287,000 for the three and nine months ended September 30, 2014, respectively.  Contribution expense was $95,000 and $349,000 for the three and nine month periods ended September 30, 2013, respectively.

The Company’s 2009 Stock Incentive Plan (the “2009 Plan”) was approved concurrent with its merger with Golf Trust of America (“GTA”), Inc. on March 9, 2010 and subsequently amended. The maximum number of shares that can be offered under this plan, as amended, is 7.75 million. Incentives may be granted under the 2009 Plan to eligible participants in the form of (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock, (d) restricted stock units, (e) stock appreciation rights and (f) other stock-based awards. Incentive grants under the 2009 Plan generally vest based on four years of continuous service and have 10-year contractual terms.

Stock Options

As of September 30, 2014, approximately 4.1 million options are outstanding that have been issued to current officers and employees under former incentive plans of GTA. The remaining average contractual life of these options is approximately eight years.

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

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those value using the Black-Scholes option pricing mode were as follows:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Weighted average expected stock price volatility	74.6%	66.8%
Estimated dividend yield	0.0%	0.0%
Risk-free interest rate	1.9%	1.0%
Expected life of option (in years)	6.2	6.0
Weighted average fair value of the options granted	$3.04	$2.46

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

The following table shows the option activity, described above, during the nine months ended September 30, 2014 (share and intrinsic values in thousands):

	Shares	Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	1,605	$4.45
Granted	3,969	4.54
Exercised(1)	(894)	3.32		$2,742
Cancelled(1)	(589)	4.44
Expired	─	─
Options outstanding at September 30, 2014	4,091	$4.78	9.3	$12,675
Options vested and exercisable, end of period	378	$5.79	6.6	$849

(1) Cancelled includes 390,000 options granted to ParaPRO, LLC (“ParaPRO”) on August 3, 2011, that were to vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of Natroba which was terminated on April 30, 2014.  Exercised includes 70,000 vested options exercised by ParaPRO in June 2014.  For additional information, see Note 18, Commitments and Contingencies.

As of September 30, 2014, there was approximately $8.2 million of total unrecognized compensation cost related to non-vested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 3.6 years.

  Restricted Stock

The following table shows the Company's non-vested restricted stock activity during the nine months ended September 30, 2014 (share and intrinsic values in thousands):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested restricted stock outstanding at December 31, 2013	629	$5.60
Granted	100	3.00
Vested	(434)	4.93	$3,575
Forfeited	(78)	7.53
Non-vested restricted stock outstanding at September 30, 2014	217	$5.06

As of September 30, 2014, there was approximately $586,000 of total unrecognized compensation cost related to non-vested restricted stock issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 1.5 years.

Employee Stock Purchase Plan

Effective July 22, 2010, the Company adopted the 2010 Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually (on May 1 and November 1), participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or end of such six-month period. The Employee Stock Purchase Plan expires on July 22, 2020. A total of 1.0 million shares are available for purchase under this plan of which 139,554 have been issued. Compensation expense related to the Employee Stock Purchase Plan for the three months ended September 30, 2014 and 2013 was approximately $49,000 and $19,000, respectively. Compensation expense related to the Employee Stock Purchase Plan for the nine months ended September 30, 2014 and 2013 was approximately $89,000 and $59,000, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the three months ended September 30, 2014 and 2013 was $878,000 and $491,000, respectively. Stock-based compensation expense for the nine months ended September 30, 2014 and 2013 was $3.3 million and $1.5 million, respectively. Stock-based compensation expense for the periods presented are included within the selling, general and administrative expenses line of the unaudited condensed consolidated statements of comprehensive loss.

Note 17.	Income Taxes

The Company’s income tax provision (benefit) was $655,000 and $(2.5) million for the three months ended September 30, 2014 and 2013, respectively and was $(9.0) million and $(7.7) million for the nine months ended September 30, 2014 and 2013, respectively. The Company’s effective tax rate was 5.9% in expense for the three months ended September 30, 2014, compared to an effective tax rate of 30.4% in benefit for the three months ended September 30, 2013.  The Company’s effective tax rate was 24.6% in benefit for the nine months ended September 30, 2014, compared to an effective tax rate of 28.3% in benefit for the nine months ended September 30, 2013. The change in the effective tax rate for the three months ended September 30, 2014 was primarily attributable to the acquisition of TREXIMET and the inclusion of its impact on our 2014 year-end forecast in our tax provision as well as the formation of a controlled foreign corporation in Ireland during the third quarter of 2014, the earnings of which are subject to U.S. tax under the Subpart F income tax rules.

Note 18.	Commitments and Contingencies

Legal Proceedings

The Company is subject to various claims and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material effect on the Company’s financial position or results of operations.

Purchase Commitments

Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services. The Company’s failure to satisfy minimum sales requirements under its co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of the Company’s exclusivity rights. In addition to minimum sales requirements under the Company’s co-promotion agreements, it has commitments under open purchase orders for inventory of approximately $13.0 million that can be cancelled without penalty.

Leases

The Company leases facilities space and equipment under operating lease arrangements that have terms expiring at various dates through 2020. Certain lease arrangements include renewal options and escalation clauses. In addition, various lease agreements to which the Company is a party require that it complies with certain customary covenants throughout the term of the leases. If the Company is unable to comply with these covenants and cannot reach a satisfactory resolution in the event of noncompliance, these agreements could terminate.

The Company signed a lease for office space for its corporate headquarters in Morristown, New Jersey.  The lease agreement is a seven year lease, beginning on or about May 19, 2014.  The total lease obligation is approximately $1.1 million over the term of the lease.

During the third quarter 2014, the Company entered in to a lease for office space in Mount Pleasant, South Carolina where the Company’s accounting functions are based. The term of this lease is 62 months and the total financial obligation under this lease is approximately $615,000. This lease will replace an existing office lease, which the Company will sublease.

Future minimum lease payments under non-cancelable operating leases are as follows as of September 30, 2014 (in thousands):
2014 (September – December)	$65
2015	309
2016	309
2017	295
2018	305
Thereafter	382
Total	$1,665

Total rent expense was $139,000 and $182,000 for the three months ended September 30, 2014 and 2013, respectively, and was $470,000 and $567,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

Other Revenue Sharing Agreements

The Company has entered into certain revenue sharing arrangements that require payments based on a specified percentage of net sales or a specified cost per unit sold. For the three and nine months ended September 30, 2014, the Company recognized $4.9 million and $8.9 million, respectively, in expense included in cost of goods sold from payments pursuant to co-promotion and other revenue sharing arrangements.  For the three and nine months ended September 30, 2013, the Company recognized $2.0 million and $5.1 million, respectively.

In connection with an amendment to the license and supply agreement between the Company and GastroEntero-Logic, LLC effective May 15, 2014, the Company must remit to GEL a minimum royalty payment of $750,000 per quarter from sale of OMECLAMOX-PAK®.

In connection with the acquisition of TREXIMET, the Company is responsible for the payment of royalties to Pozen of 18% of net sales with quarterly minimum royalty amounts of $4.0 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.

Other Commitments

In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of SILENOR.  As of September 30, 2014, remaining payment obligations owed by Somaxon under these settlement agreements are $1.25 million, payable in equal annual installments of $250,000 through 2019, and $1.5 million, payable in equal installments of $500,000 through 2017.

During the first quarter of 2014, the Company settled all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by the Company.  As part of the settlement, the Company agreed to pay $12.0 million, payable in annual amounts of $2.0 million until the settlement is paid in full.

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

Note 19.	Subsequent Events

Resignation of Executive Officer.  Effective October 3, 2014, the Company’s Senior Vice President Research & Development and a named executive officer (“Former Employee”) of the Company terminated his employment with the Company. In connection with such resignation, the Company and the Former Employee entered into an agreement pursuant to which, among other things, the Former Employee agreed to provide certain transition services to the Company and the Company agreed to issue to the Former Employee 50,000 shares of common stock of the Company that were previously issuable subject to satisfaction of certain conditions and the Company released restrictions on approximately 30,000 additional shares of common stock of the Company that had previously been issued to the Former Employee. The financial impact of the accelerated vesting of the common stock in the fourth quarter of 2014 is approximately $377,000 of stock compensation expense.  In addition, the Company agreed to provide severance compensation in the amount of approximately $200,000 payable semi-monthly through May of 2015.

Legal Complaint. On October 24, 2014, a complaint styled Frontline Pharmaceuticals LLC vs. Pernix Therapeutics Holdings, Inc. was filed in the United States District Court for the Southern District of New York. The complaint asserts claims for breach of contract and unjust enrichment, alleging that Frontline was promised warrants to purchase 500,000 shares of Pernix common stock at an exercise price of $3.60 per share in connection with consulting and other work allegedly performed by Frontline in connection with the company’s February 2014 convertible note offering. The response to the complaint is not due until December 29, 2014 and no discovery or other proceedings have occurred in the matter to date. The Company intends to defend the lawsuit vigorously; however, due to the early stage of the case, it is not yet possible to determine the likelihood of success or likely cost of the litigation. The Company does not believe this matter, even if adversely adjudicated or settled, would have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

TREXIMET Contingent Consideration.  In connection with the TREXIMET acquisition, the Company paid GSK contingent consideration of $1.95 million in October of 2014.  This consideration was recorded in current Other Liabilities as of September 30, 2014.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements, including a brief discussion of our business and products, key factors that impact our performance and a summary of our operating results. You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations together with our unaudited condensed consolidated financial statements and the related notes included in “Part I—Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors including, but not limited to, those set forth under “Part I—Item1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and “Part II—Item1A. Risk Factors” of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014.

Executive Overview

We are a specialty pharmaceutical company focused on the acquisition, development and commercialization of prescription drugs, primarily for the United States (“U.S.”) market.  We target underserved therapeutic areas, such as central nervous system (CNS), including neurology and psychiatry, and have an interest in expanding into additional specialty segments.  We promote our branded products to physicians through our sales force, use contracted sales organizations to market our non-core cough and cold products, and market our generic portfolio through our wholly owned subsidiaries, Macoven Pharmaceuticals, LLC (“Macoven”) and Cypress Pharmaceuticals, Inc. (“Cypress”).

 Acquisition of TREXIMET®.  On August 20, 2014, we, through our wholly owned subsidiary Pernix Ireland Limited (“PIL”), formerly known as Worrigan Limited, completed the acquisition of the U.S. intellectual property rights to the pharmaceutical product, TREXIMET®, from GlaxoSmithKline plc and certain of its related affiliates (together “GSK”).

The total purchase price consisted of upfront cash payment of $250.0 million paid to GSK upon closing of the transaction, and $17.0 million payable to GSK upon receipt of an updated Written Request for pediatric exclusivity from the U.S. Food & Drug Administration (“FDA”) and subject to certain deductions based on delays in supplying the commercial product to us. Subsequently, the deductions resulting from delays in supplying the commercial product reduced the $17.0 million payable amount to $1.95 million.  We funded this acquisition with $220.0 million in debt, plus approximately $32.0 million from available cash.

TREXIMET is a medication indicated for the acute treatment of migraine attacks, with or without aura, in adults manufactured by GSK under a license from Pozen Inc. (“Pozen”). The product is a combination of 85 mg of sumatriptan and 500 mg of naproxen sodium. In June 2003, Pozen licensed the U.S. only rights to TREXIMET to GSK, which was responsible for all commercialization activities in the U.S. The product was approved by the FDA in April 2008. In November 2011, Pozen sold most of the future royalty and milestone payments covering TREXIMET sales in the U.S. to CPPIB Credit Investments Inc. (“CPPIB”). TREXIMET is covered by three patents in the U.S. which expire August 14, 2017. In addition, we will be seeking pediatric exclusivity and other potential FDA exclusivity options which may provide an additional six months to three years of exclusivity.

In connection with the transaction, GSK assigned to PIL the Product Development and Commercialization Agreement, (the “PDC Agreement”) between GSK and Pozen. In connection with the assignment of the PDC Agreement, PIL paid $3.0 million to CPPIB (which owns the rights to the royalty payments under the PDC Agreement), and the Company has also granted Pozen a warrant (the “Warrant”) to purchase 500,000 shares of our common stock at an exercise price of $4.28 per share (the closing price of the our common stock on May 13, 2014 as reported on NASDAQ). The Warrant is exercisable from the closing date (August 20, 2014) of the Agreement until February 28, 2018. We will continue to pay a royalty to Pozen under the PDC Agreement, equal to 18% of net sales with quarterly minimum royalty amounts of $4.0 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.

Other current portfolio.  Our branded products include SILENOR®, a non-controlled substance and approved medication indicated for the treatment of insomnia characterized by difficulty with sleep maintenance, CEDAX®, an antibiotic for middle ear infections, and a family of prescription treatments for cough and cold (ZUTRIPRO®, REZIRA®, and VITUZ®). During the third quarter we engaged a contract sales team to promote CEDAX and entered into an agreement with a third party to promote our presrciption treatments for cough and cold (ZUTRIPRO, REZIRA, and VITUZ). The term of these agreements cover the cough and cold season and currently terminate on March 31, 2015. We currently promote KHEDEZLA™, for major depressive disorder through an Exclusive License Agreement with Osmotica Pharmaceutical Corp.

We promote our branded products through our sales and marketing organization, utilizing both the Pernix sales force as well as contracted-sales organizations for CEDAX and certain cough and cold products.

We sell our generic products in the areas of cough and cold, pain, vitamins, dermatology, antibiotics and gastroenterology through our wholly-owned subsidiaries, Macoven and Cypress.

Exclusive License Agreement.   On February 27, 2014, we entered into an exclusive license agreement with Osmotica Pharmaceutical Corporation to promote KHEDEZLA.  The sales and marketing of KHEDEZLA is be supported by our team of approximately 100 sales professionals. KHEDEZLA is indicated for the treatment of major depressive disorder.  Pursuant to the agreement, we agreed to make an upfront payment for the license and Osmotica’s existing inventory of KHEDEZLA, certain milestone payments payable upon the achievement of certain cumulative sales milestones and royalty payments for sales achieved for promoting the product.  Subject to certain earlier termination rights, the initial term of the agreement expires in February 2024, with two year automatic renewals.

  February 2014 Note Offering.   On February 21, 2014, we issued $65.0 million aggregate principal amount of the Company’s 8.00% Convertible Senior Notes due 2019 in accordance with each of the Securities Purchase Agreements dated February 4, 2014 by and between the Company and the investors party thereto and the related Indenture dated February 21, 2014, by and between the Company and the trustee.  See further discussion herein under the heading “Liquidity and Capital Resources”.

August 2014 Note Offering. On August 19, 2014, we issued $220.0 million aggregate principal amount of our 12% Senior Secured Notes due 2020 (the “August Notes”) pursuant to an Indenture (the “August 2014 Indenture”) dated as of August 19, 2014 among us, certain of our subsidiaries (the “Guarantors”) and U.S. Bank National Association (the “August 2014 Trustee”), as trustee and collateral agent.

The August Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year (each, a “Payment Date”), beginning on February 1, 2015. On each Payment Date, commencing August 1, 2015, we will pay an installment of principal of the August Notes in an amount equal to 50% of net sales of TREXIMET for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the August Notes on such Payment Date).

MidCap Revolver Amendment.   On February 21, 2014, we, together with our subsidiaries, entered into Amendment No. 1 to the Amended and Restated Credit Agreement with MidCap Funding IV, LLC, as Agent and as a lender, and the other lenders from time to time parties thereto.  This Amendment No. 1 amends the Amended and Restated Credit Agreement that the Company and its subsidiaries entered into, effective May 8, 2013, with MidCap Financial, LLC, as Administrative Agent and as a lender, and the additional lenders from time to time parties thereto.  On April 23, 2014 we entered into Amendment No. 2 to the Amended and Restated Credit Agreement with MidCap to increase the letter of credit sublimit from $0 to $750,000. On August 19, 2014, we entered into Amendment No. 3 to the Amended and Restated Credit Agreement with MidCap to permit us to consummate the purchase of the TREXIMET asset from GSK. See Note 14, Debt, to our unaudited condensed consolidated financial statements included in this report for further discussion.

See further discussion herein under the heading “Liquidity and Capital Resources”.

           Texas Attorney General Medicaid Investigation.   We reached an agreement with the Attorney General of the State of Texas to settle all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by the Company in connection with a Civil Investigative Demand made on Cypress. As part of the settlement, we agreed to pay $12.0 million, payable in annual amounts of $2.0 million until the settlement is paid in full.  The remaining balance as of September 30, 2014 is $10.0 million.

Disposition of PML (formerly Great Southern Laboratories, or GSL). On April 21, 2014, we completed our disposition of the business assets of Pernix Manufacturing, LLC, (“PML”) a pharmaceutical contract manufacturing company located in Houston, Texas. We received approximately $1.2 million in proceeds net of the assumed mortgage and working capital liabilities at closing and expect to realize approximately $5.0 million in annualized costs savings from the divestiture.  As part of the agreement, the purchaser will continue to manufacture the existing Pernix products under a long-term supply agreement with terms similar to those provided to us by other third-party manufacturers.

Business Strategy

Pernix Therapeutics’ core strengths include the acquisition, development, sales and marketing of specialty pharmaceutical products. Our strategy to achieve this objective is supported by the following:

Leveraging our specialty sales and marketing organization - We expanded our sales organization, adding 25 new geographic territories, where we were previously absent.  Pernix now covers 100 territories in the U.S.  Our sales representatives are focused on promoting our migraine, sleep, and depression medications to specialists, as well as selected regions for our cough and cold portfolio.  We have co-marketing agreements and contracted sales organizations responsible for the sale of our gastroenterologic, antibiotic and cough and cold medications. Pernix has an interest in expanding its portfolio into additional specialty segments.

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

Acquiring or in-licensing late-stage product development candidates - We also selectively seek to acquire or in-license late-stage product development candidates. We are focused on product development targets that are ready for or have already entered Phase III clinical trials and should therefore present relatively less development risk than products at an earlier stage of development. We are focused on specialty product development candidates in our current areas of focus, adjacent areas, or other specialty areas. We believe that our established sales and marketing organization make us an attractive commercialization partner for many biotechnology and pharmaceutical companies with late-stage product development candidates. We are actively pursuing the acquisition of rights to product candidates that, if successful, may require the use of a substantial portion of our capital resources.  We intend to acquire or in-license products that will leverage the capacity of our sales and marketing organization, as well as the relationships we have established with our target audience.

Accessing parallel market channels through generic versions of selected branded products through our Macoven and Cypress subsidiaries - We intend to continue to utilize our Macoven Pharmaceuticals, LLC (“Macoven”) and Cypress Pharmaceuticals, Inc. (“Cypress”) subsidiaries to diversify our product mix while leveraging this low-cost base business, without branding or sales force detailing. Our business goals for Macoven and Cypress include launching authorized generic products for branded pharmaceutical companies including generic equivalents of our own branded products and generic products for patented or niche branded products. We believe that our low-cost generics platform provides an attractive partner for branded pharmaceutical companies seeking to maximize the value of their product franchises via generic distribution.

Acquisitions and License Agreements, Co-Promotions and Collaborations

We have and continue to grow our business through the use of acquisitions, license agreements, co-promotions and collaborations. We enter into acquisition, license and co-promotion agreements to acquire, develop, commercialize and market products and product candidates. In certain of these agreements, we market the products of others and remit a specified profit share to them. In certain other agreements, the contracted third-party under the agreement markets products to which we have rights and remits a specified profit share to us. Collaborative agreements often include research and development efforts and/or capital funding requirements of the parties necessary to bring a product candidate to market. License, co-promotion and collaboration agreements may require royalty or profit share payments, contingent upon the occurrence of certain future events linked to the success of the product, as well as expense reimbursements or payments to third-party licensors.

Collaborations

Development of Late-state Pediatric Product. In March 2012, we entered into a product development agreement with a private company for a prescription product for the pediatrics market. Under the terms of the agreement, we obtained exclusive marketing rights to this late-stage development product in the United States, and in consideration for our agreement to pay the costs related to the development of the product. As of September 30, 2014, we have invested approximately $2.1 million, and we expect to make an additional investment of approximately $200,000 in 2014 for development and regulatory expenses related to this product candidate.  We may then consider potential opportunities to license this product to a third party.  Under the terms of the product development agreement, our development partner will manage the development program. We and our development partner expect to commence pivotal phase III studies in 2015 after a thorough review of our phase II data and consultation with the FDA.

  Planning continues on the SILENOR Rx to over-the-counter (“OTC”) switch and we expect to submit the Investigational New Drug Application (“IND”) in 2015.   We will continue to be opportunistic in exploiting our in-house expertise and intellectual property to initiate additional low risk development projects. In addition, we continue to look for external opportunities through in-license, collaborations or partnerships to build the Pernix pipeline.

Third Quarter 2014 Highlights

The following summarizes certain key financial measures as of and for the three months ended September 30, 2014:

●	Net revenues were approximately $31.5 million and $18.3 million for the three months ended September 30, 2014 and 2013, respectively.

●
Loss before income taxes was approximately $11.0 million and $8.4 million for the three months ended September 30, 2014 and 2013, respectively.  Net loss before taxes was approximately $36.4 million and $27.0 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine month ended September 30, 2014, the net loss before taxes included a loss on the sale of PML of $6.7 million.

●	Cash and cash equivalents equaled $16.4 million as of September 30, 2014.

  Opportunities and Trends

There continue to be unmet patient needs in a number of therapeutic areas. We believe that we can systematically focus our efforts on developing and acquiring products or acquiring the assets of other companies whose products or assets can meet these needs. We also believe that future growth will be realized in the execution of specialty product development opportunities in certain therapeutic areas. We believe the combination of product development and acquisition will enhance our growth opportunities. Additionally, we will continue to leverage our industry relationships to identify and take advantage of new product opportunities. Currently, we continue to believe that we have significant opportunities in leveraging the assets and improving the profitability of the assets acquired in the TREXIMET, Cypress and Somaxon acquisitions as well as continuing the progress of certain in-process research and development projects as capital permits. There are a significant number of specialty pharmaceutical assets for sale and we see ourselves as an attractive buyer with a proven track record of being able to execute deals and maximize product revenue.

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

Net Revenues

Net revenues consist of net product sales and revenue from co-promotion and other revenue sharing arrangements, as well as revenue from PML until the manufacturing operations were sold on April 21, 2014. We recognized product sales net of estimated allowances for product returns, price adjustments (customer rebates, managed care rebates, service fees, chargebacks, coupons and other discounts), government program rebates (Medicaid, Medicare and other government sponsored programs) and prompt pay discounts. The primary factors that determine our net product sales are the level of demand for our products, unit sales prices, the applicable federal and supplemental government program rebates, contracted rebates, services fees, and chargebacks and other discounts that we may offer such as consumer coupon programs. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties in return for a percentage of revenue on sales we generate or on sales they generate.

The following table sets forth a summary of our net revenues for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013

Net product sales – TREXIMET	$16,246	$	─	$16,246	$	─
Net product sales – Other	14,168		17,150	48,215		55,991
Net product sales	30,414		17,150	64,461		55,991
Manufacturing revenue	─		487	1,025		2,222
Co-promotion and other revenue	1,065		658	2,427		2,733
Total Net Revenues	$31,479		$18,295	$67,913		$60,946

 Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments, and Medicaid Rebates

The following table sets forth a summary of our allowances for product returns, government rebate programs and price adjustments as of September 30, 2014. Prompt pay discounts are recorded as a reduction of accounts receivable and revenue and, therefore, are not included in the table below. The allowance for prompt pay discounts as of September 30, 2014 and December 31, 2013 was $1,042,000 and $532,000, respectively.

	Product Returns	Government Program Rebates	Price Adjustments
	(in thousands)
Balance at December 31, 2012	$12,057	$7,037	$10,960
Allowances assumed in acquisition of Somaxon	776	479	1,113
Post-closing opening balance sheet adjustments	1,374	391	416
Allowances for certain agreements (1)	58	110	483
Reclass from contingent consideration	3,934	─	─
Current provision:
Adjustments to provision for prior year sales	1,611	(921)	(300)
Provision – current year sales	9,394	6,335	48,567
Payments and credits	(17,155)	(9,495)	(42,938)
Balance at December 31, 2013	12,049	3,936	18,301
Increase in allowances for certain agreements (1)	2,053	543	472
Current provision:
Adjustments to provision for prior year sales	─	475	─
Provision – current year sales	9,474	8,562	50,550
Payments and credits	(15,141)	(7,503)	(38,689)
Balance at September 30, 2014	$8,435	$6,013	$30,634

(1)
Allowances to be recognized by other parties or under certain co-promotion agreements and other third party arrangements pursuant to which the expense is the responsibility of the other party.  However, since we are responsible for the remittance of the payment of these deduction items to the billing third-party, these items are included in accrued allowances on our balance sheet.

Product Returns. Consistent with industry practice, we offer contractual return rights that allow our customers to return short-dated or expiring products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. Our products have a 15 to 42 month expiration period from the date of manufacture. We adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. We estimate returns at percentages up to 10% of sales of branded and generic products and from time to time, higher on launch return percentages for sales of new products. Returns estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage for our products.  The returns reserve may be adjusted as sales history and returns experience is accumulated on this portfolio of products. We review and adjust these reserves quarterly. If estimates regarding product demand are inaccurate, if changes in the competitive environment affect demand for certain products, or if other unforeseen circumstances affect a product’s salability, actual returns could differ and such differences could be material. For example, a 1% difference in our provision assumptions for the nine months ended September 30, 2014 would have affected pre-tax loss by $1.4 million.

Government Program Rebates. The liability for Medicaid, Medicare and other government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future government program utilization for each product sold. As we become aware of changing circumstances regarding the Medicaid and Medicare coverage of our products, we will incorporate such changing circumstances into the estimates and assumptions that we use to calculate government program rebates. If our estimates and assumptions prove inaccurate, we may be subject to higher or lower government program rebates. For example, with respect to the provision for the nine months ended September 30, 2014, a 1% difference in the provision assumptions based on utilization would have effected pre-tax loss by $1.3 million and a 1% difference in the provisions based on reimbursement rates would have affected pre-tax loss by approximately $689,000.

Price Adjustments. Our estimates of price adjustments which include coupons, customer rebates, service fees, chargebacks, shelf stock adjustments, fees and other discounts are based on our estimated mix of sales to various third-party payors who are entitled either contractually or statutorily to discounts from the listed prices of our products and contracted service fees with our wholesalers. In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from our estimates, we may be required to pay higher or lower total price adjustments that differ from our original estimates. For example, for the nine months ended September 30, 2014, a 1% difference in the assumptions based on the applicable sales would have affected pre-tax loss by $3.5 million.

We, from time to time, offer certain promotional product-related incentives to our customers. These programs include sample cards to retail consumers, certain product incentives to pharmacy customers and other sales stocking allowances. For example, we have initiated coupon programs for certain of our promoted products whereby we offer a point-of-sale subsidy to retail consumers. We estimate our liabilities for these coupon programs based on redemption information provided by a third-party claims processing organization. We account for the costs of these special promotional programs as a reduction of gross revenue when applicable products are sold to the wholesalers or other retailers. Any price adjustments that are not contractual but that are offered at the time of sale are recorded as a reduction of revenue when the sales order is recorded. These adjustments are not accrued as they are offered on a non-recurring basis at the time of sale and are recorded as an expense at the time of the sale. These allowances may be offered at varying times throughout the year or may be associated with specific events such as a new product launch or to reintroduce a product. Approximately 5% of the provision relates to promotional point-of-sale discounts to the wholesaler.

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

Critical Accounting Estimates

For information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our annual report on Form 10-K for the year ended December 31, 2013 and Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements contained therein. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Increase /	Nine Months Ended September 30,		Increase /
	2014	2013	(Decrease)	2014	2013	(Decrease)
Net revenues	$31,479	$18,295	72%	$67,913	$60,946	11%
Cost of product sales	11,689	9,572	22%	30,350	33,812	(10)%
Selling, general and administrative	15,049	11,740	28%	42,415	38,960	9%
Research and development	290	633	(54)%	1,604	3,633	(56)%
Depreciation and amortization
expense	10,159	2,317	338%	14,319	6,419	123%
(Gain) / loss on disposal of assets	7	(4)	N/A (1)	160	1	N/A (1)
(Gain) / loss on sale of PML
(including impairment charge)	(13)	─	N/A (1)	6,659	─	N/A (1)
Change in fair value of put right	─	2,146	N/A (1)	─	6,116	N/A (1)
Change in fair value of contingent
consideration (gain) / loss	─	(522)	N/A (1)	─	(805)	N/A (1)
Interest expense, net	5,335	783	581%	8,833	3,492	153%
(Gain) on sale of investment	─	─	N/A (1)	─	(3,605)	N/A (1)
Income tax expense (benefit)	655	(2,547)	126%	(8,960)	(7,666)	17%

(1) Comparison to prior period not meaningful.

Net Revenues

Net product sales – TREXIMET increased by $16.2 million in both the three and nine months ended September 30, 2014 compared to the same periods in 2013, as TREXIMET was acquired in August 2014, with the first sale occurring on September 2, 2014. Net product sales – other decreased by $3.0 million and $7.8 million in the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. Declining net revenues were due to (i) the sale of certain Cypress generic products to Breckenridge Pharmaceutical, Inc. (“Breckenridge”) in September 2013 and (ii) the increase in government rebates on certain brand products due to Consumer Price Index for All Urban Consumers (“CPI-U”) penalties resulting from price increases. The decreases in net product sales – other were offset by (iii) an increase in SILENOR net revenues as a result of increased product sales of 80% and 65% in the three and nine months ended September 30, 2014, respectively, compared to the same period in 2013 and (iv) positive impact of price increases on certain products. Manufacturing revenue decreased by $487,000 and $1.2 million in the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively, as we sold our manufacturing subsidiary, PML, in April 2014. Co-promotion and other revenue increased by $407,000 during the three months ended September 30, 2014, compared to the same period in 2013. The increase during the three months ended September 30, 2014 was due to our co-promotional agreement with Cumberland which began in October 2013. Co-promotion and other revenue decreased by $305,000 during the nine months ended September 30, 2014, compared to the same period in 2013. The decrease during the nine months ended September 30, 2014, was primarily attributable to the termination of the co-promotion agreement on Natroba and was partially offset by the increase in co-promotional revenue from our agreement with Cumberland that began in October 2013.

Cost of Product Sales

Cost of product sales increased by $2.1 million and $3.5 million during the three and nine months ended September 30, 2014 compared to the same period in 2013, respectively. The increase was primarily due to an increase in royalty expense as a result of the royalty to the patent holder of TREXIMET in addition to the cost of the TREXIMET product. The increase was partially offset by a decrease in the acquisition cost basis of the inventory sold as the majority of the Cypress and Somaxon acquired inventory has been sold. In addition, during the nine months ended September 30, 2014, compared to the same period in 2013, the increase in cost of product sales was offset by profit sharing arrangements on the Khedezla product and its authorized generic and the increase in SILENOR profit sharing due primarily to the price increase on this product. Gross profit margin as a percentage of net revenues (excluding cost of sales attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing) was 63.5% and 59.1% in the three and nine months ended September 30, 2014, respectively, compared to 49.9% and 52.9% for the same periods in 2013. The increases in our gross profit margin percentages in both periods were primarily due to a change in product mix, in particular, the addition of the TREXIMET product line.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased in the three and nine months ended September 30, 2014, compared to the same periods in 2013, by $3.3 million and $3.5 million, respectively. The increase for the three months ended September 30, 2014 was due to an increase in non-compensation related SG&A costs of $4.7 million, driven by an increase of marketing campaigns related to our SILENOR and TREXIMET products. We realized increases in sample costs, marketing collateral, consulting, coupon programs fees, professional fees, training and bad debt expense among lesser increases in other categories, partially offset by decreases in deal expense, freight fees and data fees, among lesser decreases in other categories. The increase in non-compensation related SG&A was partially offset by a decrease in salaries and benefits of $1.4 million driven by the costs related to the employees transferred to the buyer in the sale of our manufacturing facility partially offset by an increase in compensation costs of our expanded management team and an increase in share-based compensation expense.

The increase for the nine months ended September 30, 2014 was due to an increase in non-compensation related SG&A of $3.4 million and an increase in compensation of $0.1 million. The increase in non-compensation related SG&A was driven by an increase of marketing campaigns of $3.4 million related to our SILENOR and TREXIMET products, which was offset by the effect of the cancellation of the ParaPRO, LLC options of previously recognized stock compensation expense of approximately $1.2 million. We realized increases in sample costs, marketing collateral, advertising, recruiting, data fees, consulting, coupon programs and professional fees, among lesser increases in other categories, partially offset by decreases in deal costs, legal fees, travel, freight fees and bad debt expense, among lesser decreases in other categories. Salaries and benefits expense remained flat due to an increase in compensation costs of our expanded management team and share-based compensation expense that was offset by the reduction of costs related to the employees transferred to the buyer in the sale of our manufacturing facility.

Research and Development Expense

Research and Development expenses decreased in the three and nine months ended September 30, 2014, compared to the same periods in 2013 by $343,000 and $2.0 million primarily due to the reduction of expenses incurred related to the in-process research and development at Cypress as certain of these projects were transferred to Breckenridge in the sale of certain generic assets to them in September 2013 and others were discontinued.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $7.8 million and $7.9 million in the three and nine months ended September 30, 2014, respectively, compared to the same period in 2013, due to an increase in amortization expense of $8.0 million and $8.2 million, respectively,  This increase is primarily due to $8.2 million of amortization related to the developed technologies acquired as a part of the TREXIMET acquisition recognized during both the three and nine months ended September 30, 2014. The increases were partially offset by a decrease in depreciation expense of $129,000 and $227,000, respectively, due to the sale of Pernix Manufacturing fixed assets in April 2014.

Interest Expense, net

Interest expense, net increased by $4.6 million and $5.3 million in the three and nine months ended September 30, 2104, respectively, compared to the same periods in 2013. During the three months ended September 30, 2014, the increase in interest expense, net was primarily due to the recognition of interest expense related to our $220.0 million senior secured notes, issued in August 2014, and $65.0 million senior convertible notes, issued in February 2014, of $3.0 million and $1.3 million, respectively. The increase was partially offset by an $89,000 increase in interest income primarily attributable to the implied interest of our promissory notes with Breckenridge. During the nine month ended September 30, 2014, the increase in interest expense, net was primarily due to the recognition of interest expense related to our $220.0 million senior secured notes, issued in August 2014, and $65.0 million senior convertible notes, issued in February 2014, of $3.0 million and $3.1 million, respectively. Interest expense, net also increased as a result of interest expense related to our credit facility increasing by $1.1 million for the nine months ended September 30, 2014 compared to the same period in 2013. The increases were partially offset by a $263,000 increase in interest income primarily due to the implied interest on our promissory notes with Breckenridge.

Liquidity and Capital Resources

Sources of Liquidity

The following table summarizes our liquidity and working capital as of September 30, 2014 and December 31, 2013 (in thousands, except current ratio):
	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$16,429	$15,647

Working capital (current assets less current liabilities)	$20,766	$6,917
Current ratio (multiple of current assets to current liabilities)	1.23	1.10

Revolving line of credit availability	$21,218	3,140

We require cash to meet our operating expenses and for research and development, capital expenditures, acquisitions, and in-licenses of rights to products. To date, we have funded our operations primarily from product sales, co-promotion agreement revenues, proceeds from equity offerings and debt facilities. As described in Note 14 Debt, to our unaudited condensed consolidated financial statements included within this report, we issued senior secured noted notes in the amount of $220.0 million and senior convertible notes in the amount of $65.0 million during the third and first quarters of 2014, respectively.

August 2014 Note Offering. On August 19, 2014, we issued $220.0 million aggregate principal amount of our 12% Senior Secured Notes due 2020 pursuant to August 2014 Indenture dated as of August 19, 2014 among the Guarantors and the August 2014 Trustee, as trustee and collateral agent.

The August Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year, beginning on February 1, 2015. On each Payment Date, commencing August 1, 2015, we will pay an installment of principal of the August Notes in an amount equal to 50% of net sales of TREXIMET for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the August Notes on such Payment Date).

The August Notes are unconditionally guaranteed, jointly and severally, by the Guarantors. The August Notes and the guarantees of the Guarantors are secured by a continuing first-priority security interest in substantially all of the assets of the Company and the Guarantors related to TREXIMET, other than inventory and certain inventory related assets, including accounts arising from the sale of the inventory.

We may redeem the August Notes at our option, in whole at any time or in part from time to time, on any business day, on not less than 30 days nor more than 60 days prior notice provided to each holder’s registered address. If such redemption is prior to August 1, 2015, the redemption price is equal to the greater of (i) the principal amount of the August Notes being redeemed and (ii) the present value, discounted at the applicable treasury rate of the principal amount of the August Notes being redeemed plus 1.00%, of such principal payment amounts and interest at the rate per annum shown above on the outstanding principal balance of the August Notes being redeemed assuming the principal balances are amortized at the times and in the assumed amounts set forth on Schedule A to the August 2014 Indenture, as filed as Exhibit 4.1 to Form 8-K dated August 22, 2014. If such redemption occurs (i) on or after August 1, 2015 and prior to August 1, 2016, the redemption price will equal 106% of the outstanding principal amount of August Notes being redeemed plus accrued and unpaid interest thereon, (ii) on or after August 1, 2016 and prior to August 1, 2017, the redemption price will equal 103% of the outstanding principal amount of the August Notes being redeemed plus accrued and unpaid interest thereon and (iii) on or after August 1, 2017, the redemption price will equal 100% of the outstanding principal amount of the August Notes being redeemed plus accrued and unpaid interest thereon.

The Indenture contains covenants that limit the ability of the Company and the Guarantors to, among other things: incur certain additional indebtedness; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem certain indebtedness; make certain investments; create restrictions on the ability of the Guarantors to pay dividends to the Company or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. Upon the occurrence of certain events constituting a change of control, we are required to make an offer to repurchase all of the August Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date.

The August 2014 Indenture provides that an Event of Default (as defined in the August 2014 Indenture) will occur if, among other things, (a) we default in any payment of interest on any note when due and payable, and such default continues for a period of 30 days (b) we default in the payment of principal of or premium, if any, on any note when due and payable on the maturity date, upon declaration of acceleration or otherwise, or to pay the change of control repurchase price, when due and payable, and such default continues for a period of five days; (c) failure to make a repurchase offer in the event of a change in control when required under the August 2014 Indenture, which continues for three business days; (d) we or any Guarantor fails to comply with certain covenants after receiving written notice from the August 2014 Trustee or the holders of more than 25% of the principal amount of the outstanding August Notes; (e) we or any Guarantor defaults with respect to other indebtedness for borrowed money in excess of $8.0 million and such default is not cured within 30 days after written notice from the August 2014 Trustee or the holders of more than 25% of the principal amount of the outstanding August Notes; (f) we or any Guarantor has rendered against it a final judgment for the payment of $8.0 million (or its foreign currency equivalent) or more (excluding any amounts covered by insurance) under certain circumstances; (g) certain bankruptcy, insolvency, liquidation, reorganization or similar events occur with respect to us or any Guarantor; (h) a guarantee of the August Notes (with certain exceptions) is held to be unenforceable or invalid in a judicial proceeding or ceases to be in full force and effect or a Guarantor disaffirms its obligations under its guarantee of the August Notes, and (i) certain changes in control of a Guarantor.

On August 19, 2014, we entered into the First Supplemental Indenture to the August 2014 Indenture for our February 2014 Notes due 2019 (the “First Supplemental Indenture”) to permit us to consummate the purchase of the TREXIMET assets from GSK described in Note 10, Business Combination, to our unaudited condensed consolidated financial statements and to issue the August 2014 Notes. On August 19, 2014, the Company also entered into the Second Supplemental Indenture to the August 2014 Indenture for the Company’s February 2014 Notes due 2019 (the “Second Supplemental Indenture”) to add PIL, a wholly owned subsidiary of the Company, as a guarantor.

For the three and nine months ended September 30, 2014, total interest expense related to the outstanding principal balance of the August 2014 Notes was $3.0 million at the stated interest rate of 8.0% per annum, respectively. As of September 30, 2014, the Company had outstanding borrowings of $220.0 million related to the August 2014 Notes.  The Company has $7.7 million in deferred financing related to the August 2014 notes as of September 30, 2014.  This is recorded on the balance sheet in Prepaid Expenses and Other Current Assets and Other Long-Term Assets.

February 2014 Note Offering.  On February 21, 2014, we issued $65.0 million aggregate principal amount of our 8.00% Convertible Senior Notes due 2019 (the “February 2014 Notes”) in accordance with each of the Securities Purchase Agreements (the “Securities Purchase Agreements”), dated February 4, 2014 by and between us and the investors party thereto (the “Investors”). We anticipate using the net proceeds from the issuance of the February 2014 Notes for the acquisition of accretive specialty products, as well as for working capital and general corporate purposes.

The February 2014 Notes are governed by the terms of an indenture (the “February 2014 Indenture”), dated as of February 21, 2014, between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”).

    The February 2014 Notes are the senior unsecured obligations and are: senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the February 2014 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries.

The February 2014 notes bear interest at a rate of 8.00% per annum, payable quarterly in arrears on March 15, June 15, September 15 and December 15, beginning on June 15, 2014.

We may not redeem the February 2014 Notes prior to the maturity date (February 15, 2019). However, the holders may convert their February 2014 Notes at any time prior to the close of business on the business day immediately preceding February 15, 2019. Upon conversion, we will deliver a number of shares of our common stock equal to the conversion rate in effect on the conversion date. The initial conversion rate will be 277.7778 shares of our common stock for each $1,000 principal amount of the February 2014 Notes, which represents an initial conversion price of approximately $3.60 per share and represents a conversion premium of approximately 72% based on the last reported sale price of our common stock of $2.09 on February 4, 2014, the date upon which the Securities Purchase Agreements were entered. Following certain corporate transactions that can occur on or prior to the stated maturity date, we will increase the conversion rate for a holder that elects to convert its February 2014 Notes in connection with such a corporate transaction.

If a Change of Control (as defined in the February 2014 Indenture) occurs prior to the stated maturity date, holders may require us to purchase for cash all or any portion of their February 2014 Notes at a Change of Control repurchase price equal to the Specified Percentage (as defined in the February 2014 Indenture) of the principal amount of the February 2014 Notes to be purchased, plus accrued and unpaid interest to, but excluding, the Change of Control repurchase date. To the extent such increase in the conversion rate would result in the conversion price of the February 2014 Notes to be less than $2.3278 per share (subject to adjustment) and equal to or greater than $2.09 per share (subject to adjustment), we will be obligated to deliver cash in lieu of any share that was not delivered on account of such limitation.

  In connection with the issuance of February 2014 Notes, on February 21, 2014, we and funds managed by each of Athyrium Capital Management and Cetus Capital entered into Representation Agreements (the “Representation Agreements”), pursuant to which we agreed to amend the February 2014 Indenture to increase the interest rate on the February 2014 Notes to 11.00%, if certain board designation rights were not satisfied by the Company as more fully described in the Representation Agreement.  We shall be permitted to reduce the interest rate for the February 2014 Notes from 11% back to 8.00% upon delivery of an officer’s certificate to the trustee for the February 2014 Notes stating that the condition for such reduction has been satisfied.

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

On April 23, 2014 we entered into Amendment No. 2 to the Amended and Restated Credit Agreement with MidCap to increase the letter of credit sublimit from $0 to $750,000. On August 19, 2014 MidCap, we and certain of our subsidiaries entered into Amendment No. 3 to the Amended and Restated Credit Agreement dated as of May 8, 2013 to permit us to consummate the purchase of the TREXIMET assets from GSK.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended
	September 30,
	(rounded)
	2014	2013
Cash (used in) provided by
Operating activities	$(23,253)	$(9,427)
Investing activities	(247,396)	23,400
Financing activities	271,431	(27,305)
Net (decrease) increase in cash and cash equivalents	$782	$(13,332)

The net increase in cash and cash equivalents for the nine months ended September 30, 2014 was primarily attributable to the net proceeds from the issuance of $220.0 million in senior secured notes issued in August 2014 related to our acquisition of TREXIMET and $65.0 million in senior convertible notes in February 2014, payments received on notes receivable of $4.9 million, proceeds from the sale of PML of $1.1 million, proceeds from the issuance of our common stock, net of tax of $2.0 million from stock option exercises, net proceeds on Midcap revolving credit facility of $1.9 million, partially offset by $253.0 million of the acquisition of TREXIMET, our net loss for the period of $27.5 million, payments on financing costs of $14.0 million and payments on contracts payable of $2.5 million.

The net decrease in cash and cash equivalents for the nine months ended September 30, 2013 was primarily attributable to payments on our credit facility of $28.3 million payments on contracts payable of $1.7 million and our net loss of $19.4 million, partially offset by the proceeds from the sale of certain Cypress intangible assets of $19.6 million, cash acquired in connection with the acquisition of Somaxon of $2.9 million and proceeds from the sale of TherapeuticsMD of $4.6 million.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. Further, obligations under employment agreements contingent upon continued employment are not included in the table below. The following table summarizes our contractual obligations as of September 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Operating leases (1)	$1,665	$302	$597	$613	$153
Professional services agreements (2)	3,564	2,562	1,002	—	—
Supply agreements and purchase obligations (3)	8,738	1,995	1,998	1,998	2,747
License and development agreements (4)	5,262	3,012	2,250	—	—
Short-term borrowings (5)	20,472	20,472	—	—	—
Long-term debt obligations (6)	369,439	31,600	44,319	293,520	—
Settlement obligations (7)	13,500	2,750	5,500	5,000	250
Total contractual obligations	$422,640	$62,693	$55,666	$301,131	$3,150

(1)	Operating leases include minimum payments under leases for our facilities and certain equipment.

(2)	Professional service agreements include agreements with a specific term for consulting, information technology, telecom and software support, data and sales reporting tools and services.

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

(5)
Short-term borrowings represent amounts outstanding under our senior secured notes and MidCap Credit Facility as of September 30, 2014  and the minimum interest payments that must be paid on 75% of the total amount available, $20.0 million before consideration of the accordion feature,  under the revolver regardless of the balance outstanding. As of September 30, 2014 we had outstanding borrowings of approximately $18.8 million under our revolving credit facility.

Short-term borrowings represent amounts outstanding under our senior secured notes and MidCap Credit Facility as of September 30, 2014  and the minimum interest payments that must be paid on 75% of the total amount available, $20.0 million before consideration of the accordion feature,  under the revolver regardless of the balance outstanding. As of September 30, 2014 we had outstanding borrowings of approximately $18.8 million under our revolving credit facility.

(6)
The long-term debt obligations represent the payment due on the senior secured notes and senior convertible notes, that were issued in the third and first quarters of 2014, respectively, and the associated contractual interest payments.  See Note 14, Debt, for further information on the classification of this long-term debt.

(7)	Settlement obligations represent remaining payments due under settlement agreements.

In addition to minimum sales requirements under our co-promotion agreements, the table above does not include commitments under open purchase orders for inventory that can be cancelled without penalty, which are approximately $13.0 million.

See Notes 14, Debt, and 18, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in this report for additional information.

In addition to the material contractual cash obligations included the chart above, we have committed to make potential future milestone payments to third parties as part of licensing, distribution, acquisition and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. Because the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on our consolidated balance sheets and have not been included in the table above. See Note 11, Intangible Assets and Goodwill, to our unaudited condensed consolidated financial statements included within this report for additional information.

Recent Accounting Pronouncements

There have been no other recent accounting pronouncements that have not yet been adopted by us that are expected to have a material impact on our condensed consolidated financial statements from the accounting pronouncements previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 and on Form 10-Q for the three and nine months ended September 30, 2014.

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

The interest rate related to borrowings under our revolving credit facility is a variable rate of LIBOR (with a floor of 1.5%) plus an Applicable Margin (7.5%), as defined in the debt agreement (9.0% at September 30, 2014).  As of September 30, 2014, we had outstanding borrowings of approximately $18.8 million under our revolving credit facility. We are required to pay minimum interest on 75% of the available revolver balance of $20.0 million. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by approximately $188,000.

See Note 14, Debt, to our unaudited condensed consolidated financial statements included within this report for further discussion.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2014, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of September 30, 2014, our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See  Legal Proceedings under Note 18, Commitments and Contingencies, to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be materially adversely affected and the value of our securities could be negatively impacted. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known that may materially adversely affect our business.

Risks Related to our Acquisition Strategy and Managing Growth

We may not be able to continue to grow through acquisitions of businesses and assets.

            We have sought growth largely through acquisitions, including the acquisitions of Cypress in 2012, Pernix Sleep (f/k/a Somaxon) in 2013 and the rights to TREXIMET intellectual property in 2014.  As part of our ongoing expansion strategy, we plan to make additional strategic acquisitions of assets and businesses.  However, our credit agreement with MidCap and the indentures governing  our outstanding notes include restrictive covenants, which include, among other things, restrictions on the incurrence of indebtedness, as well as certain consolidations, acquisitions, mergers, purchases or sales of assets and capital expenditures, subject to certain exceptions and permissions limited in scope and dollar value. In addition to these restrictive covenants our credit agreement with MidCap contains certain financial covenants. For additional information  see the notes to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.  In the future, we may pursue growth opportunities through acquisitions that are not directly similar to those currently operated by us. We cannot assure you that acquisitions will be available on terms attractive to us. Moreover, we cannot assure you that such acquisitions will be permissible under our existing credit agreement with MidCap or the indentures governing our outstanding notes or that we will be able to arrange financing on terms acceptable to us or to obtain timely federal and state governmental approvals on terms acceptable to us, or at all.

We may be unable to successfully integrate newly acquired businesses or assets and realize the anticipated benefits of these acquisitions.

            Management has in the past has devoted, and will in the future devote, significant attention and resources to integrating newly acquired businesses and assets. Potential difficulties we have or may in the future encounter in the integration process include the following:

●
the inability to successfully combine our businesses with any newly acquired business, to integrate any newly acquired assets into our existing product portfolio, and to meet our capital requirements following such acquisition, in a manner that permits us to achieve the cost savings or revenue enhancements anticipated to result from these acquisitions, which would result in the anticipated benefits of the acquisitions not being realized in the time frame currently anticipated or at all;

●	lost sales and customers as a result of certain customers of Pernix or the newly acquired business or asset deciding not to do business with us following such acquisition;
●	the additional complexities of integrating newly acquired businesses and assets with different core products and markets;
●	potential unknown liabilities and unforeseen increased expenses associated with an acquisition of a business or asset; and
●
performance shortfalls as a result of the diversion of management’s attention caused by integrating the operations of a newly acquired business with those of Pernix or a newly acquired asset into the existing product portfolio.

      For all these reasons, you should be aware that it is possible that integrating a newly acquired business or asset could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our products, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisitions, or could otherwise adversely affect our business and financial results.

Our future results will suffer if we do not effectively manage our expanded operations.

            Our acquisitions of Cypress, Somaxon and the rights to TREXIMET intellectual property significantly changed the composition of our operations, markets and product mix. Our future success depends, in part, on our ability to address these changes, and, where necessary, to attract and retain new personnel that possess the requisite skills called for by these changes.

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

            As of September 30, 2014, after giving effect to our issuance of an aggregate of $65,000,000 of notes in February 2014 and an aggregate of $220,000,000 of notes in connection with our acquisition of the rights to TREXIMET intellectual property in August 2014, we had $303.8 million of debt outstanding and the ability to borrow approximately $21.2 million under our credit agreement with MidCap subject to borrowing base capacity.  This significant indebtedness could have important consequences.  For example, it may:

●	make it difficult for us to satisfy our obligations under our outstanding notes, the credit agreement with MidCap and our other indebtedness and contractual and commercial commitments;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
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

    As of September 30, 2014, we believe that our existing cash and cash from operations will be sufficient to continue to fund our existing level of operating expense, certain planned development activities and general capital expenditure requirements through the foreseeable future.  Further, we continue to have additional opportunities to recognize synergistic savings from our acquisitions as certain contractual commitments expire,  to pace our research and development spend as available capital permits and to potentially sell non-core assets. In the event our capital resources are otherwise insufficient to meet future capital requirements and operating expenses, we may seek to finance our cash needs through public or private equity or debt financings, strategic relationships, including the divestiture of non-core assets, assigning receivables, milestone payments or royalty rights, or other arrangements. Securing additional financing will require a substantial amount of time and attention from our management and may divert a disproportionate amount of its attention away from our day-to-day activities, which may adversely affect our management’s ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:

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

     Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be permissible under the indentures governing our outstanding notes or the credit agreement with MidCap or otherwise available on acceptable terms, if at all. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve additional restrictive covenants. Any exploration of strategic alternatives may not result in an agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms. The inability to enter into a strategic transaction, or a strategic transaction that is not successful or on attractive terms, could accelerate our need for cash and make securing funding on reasonable terms more difficult. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Despite our significant level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

            We may be able to incur substantial additional indebtedness in the future. Although certain of our agreements, including the credit agreement with MidCap and the indentures governing our outstanding notes limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. To the extent that we incur additional indebtedness, the risks associated with our substantial leverage described herein, including our possible inability to service our debt, would increase.

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

            In addition, the borrowings under our credit agreement with MidCap bear interest at variable rates and other debt we incur could likewise be variable-rate debt. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed thereunder remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

The indentures governing our outstanding notes and the credit agreement with MidCap impose significant operating and/or financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The indentures governing our outstanding notes and the credit agreement with MidCap contain covenants that restrict our and our subsidiaries’ ability to take various actions, such as:

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

      In addition, the terms of these agreements require us to maintain a minimum liquidity of $8.0 million at all times.

            Upon the occurrence of a change of control, as described in the indenture governing our 8.00% Convertible Senior Notes due 2019, or the Convertible Notes, holders of the Convertible Notes may require us to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% plus a specified percentage (that is initially 40% and declines over the life of the Convertible Notes) of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest.  If, upon the occurrence of a change of control, as described in the indenture, a holder elects to convert its Convertible Notes in connection with such change of control, such holder may be entitled to an increase in the conversion rate as described in the indenture.  To the extent such increase in the conversion rate would result in the conversion price of the Convertible Notes to be less than $2.3278 per share (subject to adjustment) and equal to or greater than $2.09 per share (subject to adjustment), we will be obligated to deliver cash in lieu of any share that was not delivered on account of such limitation.  However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or payments of cash on Convertible Notes converted in connection with certain change of control transactions. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes in connection with certain change of control transaction as required by the indenture would constitute a default under the indenture. A default under the indenture or the change of control itself could also lead to a default under agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions in connection with certain change of control transactions. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

    In addition, the credit agreement with MidCap requires that we maintain a minimum amount of EBITDA and net invoiced revenues unless we demonstrate minimum liquidity of at least $30 million.

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

            Our ability to borrow under the credit agreement with MidCap is limited by the amount of our borrowing base. Any negative impact on the elements of our borrowing base, such as accounts receivable and inventory could reduce our borrowing capacity under the credit agreement with MidCap.

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

Our August 2014 acquisition of the rights to TREXIMET intellectual property and our strategy of obtaining, through asset acquisitions and in-licenses, rights to other products and product candidates for our development pipeline and to proprietary drug delivery and formulation technologies for our life cycle management of current products may not be successful.

            We acquired the rights to TREXIMET intellectual property in August 2014 and from time to time we may seek to engage in additional strategic transactions with third parties to acquire rights to other pharmaceutical products, pharmaceutical product candidates in the late stages of development and proprietary drug delivery and formulation technologies. Because we do not have discovery and research capabilities, the growth of our business will depend in significant part on our ability to acquire or in-license additional products, product candidates or proprietary drug delivery and formulation technologies that we believe have significant commercial potential and are consistent with our commercial objectives. However, we may be unable to license or acquire suitable products, product candidates or technologies from third parties for a number of reasons.

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

●	amortization expenses related to other intangible assets.

    Operational risks that could harm our existing operations or prevent realization of anticipated benefits from these transactions include:

●	challenges associated with managing an increasingly diversified business;
●	disruption of our ongoing business;
●	difficulty and expense in assimilating the operations, products, technology, information systems or personnel of the acquired company;
●	diversion of management’s time and attention from other business concerns;
●	entry into a geographic or business market in which we have little or no prior experience;
●
challenges associated with training our sales force and equipping them with effective materials relating to our recently acquired rights to the TREXIMET intellectual property, including medical and sales literature to help them inform and educate potential customers about the benefits of TREXIMET and its proper administration and label indication;

●	inability to maintain uniform standards, controls, procedures and policies;
●	the assumption of known and unknown liabilities of the acquired business or asset, including intellectual property claims; and
●	subsequent loss of key personnel.

      If we are unable to successfully manage our acquisitions, our ability to develop and commercialize new products and continue to expand our product pipeline may be limited.

If we are unable to effectively train and equip our sales force to sell TREXIMET, our ability to successfully commercialize our products will be harmed.

In August 2014, we made a significant investment by acquiring the rights to TREXIMET intellectual property from GlaxoSmithKline plc, or GSK. The members of our sales force have no prior experience promoting TREXIMET. As a result, we will have to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense TREXIMET. In addition, we must train our sales force to ensure that a consistent and appropriate message about our products is being delivered to our potential customers. Our sales representatives may also experience challenges promoting multiple products when they call on physicians and their office staff, and our representatives may also be distracted from selling our products other than TREXIMET now that we are selling TREXIMET, as all of our representatives have to date been focused solely on selling our other products. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives. If we are unable to effectively train our sales force and equip them with effective materials relating to TREXIMET, including medical and sales literature to help them inform and educate potential customers about the benefits of TREXIMET and its proper administration and label indication, our efforts to successfully market TREXIMET could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

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

            The development and commercialization of drugs is highly competitive. We face competition with respect to our currently marketed products and any products that we may seek to develop or commercialize in the future. Our competitors include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other private and public research organizations that seek patent protection and establish collaborative arrangements for development, manufacturing and commercialization. We face significant competition for our currently marketed products. Some of our currently marketed branded products, including ZUTRIPRO and REZIRA, do not have patent protection and in most cases face generic competition. All of our products face significant price competition from a range of branded and generic products for the same therapeutic indications.

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

            As of September 30, 2014, our sales force consisted of approximately 100 full-time sales representatives. In October 2013 we entered into a co-promotion agreement with Cumberland Pharmaceuticals, Inc., or Cumberland, under which Cumberland will promote Omeclamox-Pak to gastroenterologists across the United States through its field sales force.

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

We and our contract manufacturers may not be able to obtain the regulatory approvals or clearances that are necessary to manufacture pharmaceutical products.

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

            We and our contract manufacturers must comply with these cGMP requirements. While we believe that we and our contract manufacturers currently meet these requirements, we cannot assure that our manufacturing facilities or those of our contract manufacturers will continue to meet cGMP requirements or will be sufficient to manufacture all of our needs and/or the needs of our customers for commercial materials.

            We and our contract manufacturers may also encounter problems with the following:

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

    In addition, we and our contract manufacturers are required to register our manufacturing facilities with the FDA and other regulatory authorities and to subject them to inspections confirming compliance with cGMP or other regulations. If we or our contract manufacturers fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to permit us or our contract manufacturers to continue manufacturing approved products. As a result, our business, financial condition and results of operations may be materially harmed.

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

 Risks Related to Our Dependence on Third Parties

If the manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues.

We do not manufacture our marketed products, and we do not plan to develop any capacity to do so. We rely on third party manufacturers for our products. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed or may terminate their agreements with us. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to sell our marketed products or any other product candidate that we commercialize would be jeopardized.   Any delay or interruption in our ability to meet commercial demand for our marketed products will result in the loss of potential revenues.

In connection with our acquisition of the rights to TREXIMET intellectual property in August 2014, we discovered short-term supply constraints for the product.  Our failure to obtain sufficient supply of TREXIMET to meet anticipated demand in the future may result in the loss of potential revenues.

All manufacturers of pharmaceutical products must comply with current good manufacturing practice, or cGMP, requirements enforced by the FDA through its facilities inspection program. The FDA is also likely to conduct inspections of our manufacturers’ facilities as part of their review of any marketing applications we submit. These cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.

Moreover, our manufacturers and suppliers may experience difficulties related to their overall businesses and financial stability, which could result in delays or interruptions of our supply of our marketed products. We do not have alternate manufacturing plans in place at this time. If we need to change to other manufacturers, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for production.

Any of these factors could adversely affect the commercial activities for our marketed products, and required approvals for any other product candidate that we develop, or entail higher costs or result in our being unable to effectively commercialize our products. Furthermore, if our manufacturers failed to deliver the required commercial quantities of raw materials, including bulk drug substance, or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

The concentration of our product sales to only a few wholesale distributors increases the risk that we will not be able to effectively distribute our products if we need to replace any of these customers, which would cause our sales to decline.

            The majority of our sales are to a small number of pharmaceutical wholesale distributors, which in turn sell our products primarily to retail pharmacies, which ultimately dispense our products to the end consumers. In 2013, Cardinal Health accounted for 24% of our total gross sales, McKesson Corporation accounted for 35% of our total gross sales, and AmerisourceBergen Drug Corporation accounted for 20% of our total gross sales.  For the nine months ended September 30, 2014, Cardinal Health accounted for 24% of our total gross sales, McKesson Corporation accounted for 37% of our total gross sales and AmerisourceBergen Drug Corporation accounted for 28% of our total gross sales.

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

                As of September 30, 2014, we had approximately $16.4 million of cash and cash equivalents and $21.2 million of potential availability under our credit agreement with MidCap . We believe that our existing cash and cash from operation and available credit will be sufficient to enable us to fund our existing level of operating expense, certain planned development activities and general capital expenditure requirements through the foreseeable future. Further, we continue to have additional opportunities to recognize synergistic savings from our acquisitions as certain contractual commitments expire, to pace our research and development spend as available capital permits and to potentially sell non-core assets. Our future capital requirements will depend on many factors, including:

●	our ability to successfully integrate the operations of newly acquired businesses and assets, including the integration of TREXIMET into our product portfolio;
●	the level of product sales from our currently marketed products and any additional products that we may market in the future;
●	the extent to which we acquire or invest in products, businesses and technologies;
●	the scope, progress, results and costs of clinical development activities for our product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the number of, and development requirements for, additional product candidates that we pursue;
●	the costs of commercialization activities, including product marketing, sales and distribution;
●	the extent to which we choose to establish additional collaboration, co-promotion, distribution or other similar arrangements for our products and product candidates; and
●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims.

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

                 If we fail to meet all applicable listing requirements of the NASDAQ Global Market and it determines to delist our common stock, trading, if any, in our shares may continue to be conducted on the Over-the-Counter Bulletin Board or in a non-NASDAQ over-the-counter market, such as the “pink sheets”. Delisting of our shares would result in limited release of the market price of those shares and limited analyst coverage and could restrict investors’ interest and confidence in our securities. Also, a delisting could have a material adverse effect on the trading market and prices for our shares and our ability to issue additional securities or to secure additional financing. In addition, if our shares were not listed and the trading price of our shares was less than $5.00 per share, our shares could be subject to Rule 15g-9 under the Exchange Act which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser’s written consent prior to any transaction. In such case, our securities could also be deemed to be a “penny stock” under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in those shares, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our securities and our ability to raise additional capital.

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

                 The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry, including our collaborators. Announcements that may subject the price of our common stock to substantial volatility include announcements regarding:

●	our operating results, including the amount and timing of sales of our products and our ability to successfully integrate the operations of newly acquired businesses or products;
●	the availability and timely delivery of a sufficient supply of our products;
●	our licensing and collaboration agreements and the products or product candidates that are the subject of those agreements;
●	the results of discoveries, preclinical studies and clinical trials by us or our competitors;
●	the acquisition of technologies, product candidates or products by us or our competitors;
●	the development of new technologies, product candidates or products by us or our competitors;
●	regulatory actions with respect to our product candidates or products or those of our competitors; and
●	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

                We did not make any distributions for the years ended December 31, 2013, 2012 and 2011. We are currently investing in our promoted product lines and product candidates and do not anticipate paying dividends in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our credit agreement with MidCap and the indentures governing our outstanding notes prohibit us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Holders of our outstanding 8.00% Convertible Senior Notes due 2019 have the ability to exercise significant influence over our management and affairs and matters requiring stockholder approval.

                 Upon conversion of our outstanding Convertible Notes, the Convertible Note holders will own an aggregate of 18,055,555 shares of our common stock, which represents approximately 32% of our outstanding common stock upon conversion.  In addition, two of these holders have each been granted the right to nominate a member of our board of directors.  As a result, these Convertible Note holders have the ability to exercise significant influence over our management and affairs and matters requiring stockholder approval.  The interests of these holders may differ from or conflict with the interests of our other stockholders.

Sales of a substantial number of shares of our common stock or equity-linked securities could cause our stock price to fall.

                 Sales of a substantial number of shares of our common stock or equity-linked securities in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity or equity-linked securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

4.1
Indenture, dated August 19, 2014, among Pernix Therapeutics Holdings, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee and as Collateral Agent (previously filed as exhibit 4.1 to our current Report on Form 8-K filed on August 22, 2014 and incorporated herein by reference)

4.2	Forms of 12% Senior Secured Notes due 2020 (included in Exhibit 4.1) (previously filed as exhibit 4.2 to our current Report on Form 8-K filed on August 22, 2014 and incorporated herein by reference)

4.3
First Supplemental Indenture, dated as of August 19, 2014, among Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee. (previously filed as exhibit 4.3 to our current Report on Form 8-K filed on August 22, 2014 and incorporated herein by reference)

4.4
Second Supplemental Indenture, dated as of August 19, 2014, among Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee. (previously filed as exhibit 4.4 to our current Report on Form 8-K filed on August 22, 2014 and incorporated herein by reference)

10.1
Amendment No. 3, dated as of August 19, 2014, among MidCap Funding IV, LLC, as Agent, Pernix Therepeutics Holdings, Inc. and the subsidiary guarantors identified therein. (previously filed as Exhibit 10.1 to our current Report on Form 8-K filed on August 22, 2014 and incorporated herein by reference).

10.2
Letter Agreement dated August 14, 2014 among Pernix Therapeutics Holdings, Inc., Worrigan Limited, Glaxo Group, Limited, GlaxoSmithKline Intellectual Property Management Limited, GlaxoSmithKline Intellectual Property Holdings Limited, and GlaxoSmithKline, LLC (previously filed as exhibit 10.2 to our current Report on Form 8-K filed on August 22, 2014 and incorporated herein by reference)

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
(i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013;
(ii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ending September 30, 2014 and 2013;
(iii) Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months ended September 30, 2014;
(iv) Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2014 and 2013; and
(v) Notes to Condensed Consolidated Financial Statements.
_______________________

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: November 10, 2014	By:	/s/ DOUGLAS L. DRYSDALE
Douglas L. Drysdale
Chairman and Chief Executive Officer and President and Director (Principal Executive Officer)

Date: November 10, 2014	By:	/s/ SANJAY S. PATEL
Sanjay S. Patel Chief Financial Officer
(Principal Financial Officer)