Form 10-K
period 2014-12-31
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2015-03-02
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 001-14494

Pernix Therapeutics Holdings, Inc.
(Exact name of registrant as specified in its charter)

Maryland	33-0724736
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

10 North Park Place, Suite 201
Morristown, NJ 07960	(800) 793-2145
(Address of principal executive offices) (Zip Code)	(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2014 (the last business day of the registrant’s most recently completed second quarter) was approximately $327,475,000, based upon the $8.98 closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on such date. Shares of common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

On February 25, 2015, the registrant had 38,386,381 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2014.

PERNIX THERAPEUTICS HOLDINGS, INC.
Annual Report on Form 10-K for the Year Ended December 31, 2014

Cautionary Statement Regarding Forward-Looking Statements

    This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of current or historical fact, including statements regarding our current expectations of our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities and  any other statements about management’s future expectations, beliefs, goals, plans or prospects, constitute forward-looking statements. We have tried to identify forward-looking statements by using words such  as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would,” ”anticipate,” “expect” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the rate and degree of market acceptance of, and our ability and our distribution and marketing partners’ ability to obtain reimbursement for, any approved products; our ability to successfully execute our sales and marketing strategy, including to continue to successfully recruit and retain sales and marketing personnel in the U.S.; our ability to obtain additional financing; our ability to maintain regulatory approvals for our products; the accuracy of our estimates regarding expenses, future revenues and capital requirements; our ability to manage our anticipated future growth; the ability of our products to compete with generic products as well as new products that may be developed by our competitors; our ability and our distribution and marketing partners’ ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products; the performance of our manufacturers, over which we have limited control; our ability to obtain and maintain intellectual property protection for our products; our ability to operate our business without infringing the intellectual property rights of others; the success and timing of our clinical development efforts; the loss of key scientific or management personnel; regulatory developments in the U.S. and foreign countries; our ability to either acquire or develop and commercialize other product candidates in addition to our current products and other risks detailed below in Part I—Item 1A “Risk Factors.”

    Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. In addition, any forward-looking statements in this Annual Report on Form 10-K represent our views only as of the date of this Annual Report on Form 10-K and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so unless required by law, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any acquisitions, mergers, dispositions, business development transactions, joint ventures or investments we may enter into or make in the future.

PART I

ITEM 1.   BUSINESS

Overview

    We are a specialty pharmaceutical company focused on improving patients’ lives by identifying, developing and commercializing differentiated products that address unmet medical needs. Our strategy is to continue to create shareholder value by:

● Growing sales of the existing products in our portfolio in various ways, including identifying new growth opportunities;

● Acquiring additional marketed specialty products or products close to regulatory approval to leverage our existing expertise and infrastructure; and

● Pursuing targeted development of a pipeline of post-discovery specialty product candidates.

    We target underserved segments, such as central nervous system (CNS) indications, including neurology and psychiatry, as well as other specialty therapeutic areas.  We promote our core branded products to physicians through our sales force.  We promote our non-core branded products, such as our cough and cold products, through contract sales organizations, and we distribute our generic products through our wholly owned subsidiaries, Macoven Pharmaceuticals, LLC (“Macoven”) and Cypress Pharmaceuticals, Inc. (“Cypress”).

    We experienced significant revenue and earnings growth in 2014, as a result of the following:

● We relocated our corporate headquarters to Morristown, New Jersey and replaced our entire senior management team as well as reconfigured our board of directors to replace insiders with independent directors that each have over fifteen years of experience in the pharmaceutical industry;

● The acquisition of a new market-proven branded product, Treximet;

● Realigning our sales force from a regionally-focused 87-person sales force to a sales force with approximately 100 sales territories and a nationwide footprint;

● Prioritization of our selling and marketing activities around our CNS franchise;

● Divesting under-performing assets, such as our manufacturing facility in Houston, Texas; and

● Closing our distribution facilities in Madison, Mississippi and Magnolia, Texas and transitioning to an industry-known third party logistics provider;

    As a result, in 2014, Pernix reported its highest net revenues since becoming a pharmaceutical company through a reverse merger in March 2010.  Going into 2015, we have a portfolio of approved products that address medical needs in several therapeutic areas, including:

● Pain/Neurology:  Treximet (sumatriptan/naproxen), the only second-line analgesic indicated for acute migraine;

● Insomnia:  Silenor (doxepin), the only nonnarcotic, nonscheduled prescription sleep aid for the treatment of insomnia characterized by difficulty with sleep maintenance; and

● Psychiatry:  Khedezla (desvenlafaxine extended-release tablets), for major depressive disorder.

    In addition, we made significant progress and investment in expanding our product development pipeline.  We submitted a supplemental New Drug Application for a pediatric indication for Treximet that has the potential to provide an additional six months of market exclusivity at the end of the patent life.  We also executed third-party agreements with contract research organizations to initiate the development of new formulations for Treximet and to initiate efficacy studies for an over-the-counter (“OTC”) formulation of Silenor – each designed to add years to the life span of these brands.

Our Products and Product Candidates

Pernix-Promoted Products

    Treximet (sumatriptan/naproxen)

    Treximet is the only combination sumatriptan and naproxen sodium product approved by the US Food and Drug Administration (“FDA”).  Sumatriptan, one of the two active ingredients in Treximet, is a synthetic drug belonging to the triptan class used for the treatment of migraine headaches.  Naproxen sodium, the other active ingredient in Treximet, is a non-steroidal anti-inflammatory drug (“NSAID”) used to relieve pain from various conditions such as headaches, muscle aches, tendonitis, dental pain, and menstrual cramps, as well as pain, swelling, and joint stiffness caused by arthritis, bursitis, and gout attacks.   Treximet was approved in April 2008 for acute migraine attacks, with or without aura, in adults.  The product is a unique formulation of sumatriptan and naproxen sodium that employs POZEN Inc.’s (“POZEN”) patented formulation technology and GlaxoSmithKline’s (“GSK”) RT Technology™.  This unique combination provides a synergistic therapeutic effect.  The triptan component shrinks the swollen blood vessels in the head, which has been demonstrated to provide relief of migraine pain.  The NSAID component inhibits the enzyme responsible for the production of prostaglandins, which are the mediators of pain and inflammation.  This dual mechanism of action, Treximet, has been shown to provide superior sustained pain relief compared to placebo and to both of the single mechanism of action in components. In clinical trials, Treximet demonstrated significantly greater pain relief at two hours compared to sumatriptan 85mg or naproxen sodium 500 mg alone.  In addition, Treximet provided more patients with sustained migraine pain relief from two to 24 hours compared to the individual components.

    Migraines are a common and disabling neurologic condition that affect an 17% of females and 6% of males in the United States.  Based on current US census data, there are over 28 million individuals in the US who suffer from migraines.  A variety of medications have been specifically designed to treat migraines.  Medications used to combat migraines fall into two broad categories: acute or abortive medications; and preventative or prophylactic medications.  Triptans, which are the most commonly prescribed class of drugs for acute migraine, are available as oral pills, nasal sprays, injections and tablets that dissolve under the tongue.  NSAIDs, such as ibuprofen and naproxen, are also used to treat acute migraine.  Treximet is a higher potency acute medication that combines the benefits of both of these commonly used classes of drugs.

    Migraines have an estimated prevalence of 8% to 23% in children 11 years of age and older.  Acute and prophylactic treatments are similar to those used for adults.  Sumatriptan is the most widely studied triptan in adolescents.  In clinical trials to date, sumatriptan has failed to demonstrate efficacy versus placebo, primarily as a result of a high placebo response.  Currently there is no sumatriptan or combination prescription medication for the treatment of acute migraine attacks with or without aura approved for use in this population.  We believe Treximet has the potential to meet this void.  On November 14, 2014 we submitted a supplemental New Drug Application (sNDA) seeking approval for Treximet for use in adolescent patients, aged 12 – 17, for the acute treatment of migraine with or without aura.  Included in the filing are safety and efficacy data sets from three trials conducted to evaluate the pharmacokinetic, efficacy, and long-term safety of Treximet for the acute treatment of adolescent migraine.  On January 15, 2015, we announced that our sNDA was accepted by the FDA.

    In 2014, net product sales of Treximet were $54.8 million for the months of September (our launch) through December, which represents 46% of our total net product sales for the full year of 2014.

    We promote Treximet in the United States through our nationwide specialty sales force, which covers approximately 100 territories.  Treximet is manufactured by GSK under a license from POZEN.  In June 2003, POZEN licensed the US rights for Treximet to GSK.  Prior to our acquisition of Treximet, GSK was responsible for all commercialization activities in the US.  GSK paid milestones and royalties on sales to POZEN during this time.  In November 2011, POZEN sold most of these future royalty and milestone payments to CPPIB Credit Investments Inc. (“CPPIB”).  Near the end of 2012, GSK stopped promoting Treximet.  Treximet is exclusively licensed to us for US marketing, sales and distribution.  GSK is our sole supplier.  We are currently qualifying an additional manufacturing source to support future supply.  Treximet is covered by four patents in the U.S., which are currently held by our subsidiary, Pernix Ireland Limited (“PIL”).  Three of the patents expire August 14, 2017, and one expires in October 2, 2025.  In addition, we are seeking pediatric exclusivity, which may provide an additional six months of exclusivity.  Four companies have filed abbreviated new drug applications (ANDAs) with the FDA seeking approval to market a generic version of Treximet.  Settlement agreements have been executed with all of these generic filers, which will result in generic entrants at the conclusion of our exclusivity period.

    Silenor (doxepin)

    Silenor is the only nonnarcotic, nonscheduled prescription sleep aid for the treatment of insomnia characterized by difficulty with sleep maintenance.  Silenor is marketed as an oral tablet formulation, and is available in 3 mg and 6 mg dosage forms. Doxepin, the active ingredient in Silenor, binds to H1 receptors in the brain and blocks histamine, which is believed to play an important role in the regulation of sleep.  Doxepin has been marketed and used for over 35 years at dosages ranging from 75 mg to 300 mg for the treatment of anxiety and depression, but has historically not been used to treat insomnia due to undesirable next-day residual effects. We believe that Silenor, which uses doxepin at much lower dosages, does not exhibit the same pharmacological effects as high-dose doxepin.

    In four separate Phase III clinical trials, Silenor demonstrated a favorable safety and tolerability profile, including a low dropout rate and an adverse event profile comparable to placebo.  Silenor demonstrated no clinically meaningful next-day residual effects and no evidence of amnesia, complex sleep behaviors, hallucinations, tolerance or withdrawal effects.  Silenor was approved by the FDA in March 2010 for the treatment of insomnia characterized by difficulty with sleep maintenance, and was launched commercially in the United States in September 2010 by Pernix Sleep, Inc. (f/k/a Somaxon Pharmaceuticals, Inc.), or “Pernix Sleep.”. We acquired the Silenor product line as a result of our merger with Somaxon on March 6, 2013, and we launched Silenor in the second quarter of 2013.

    The current market-leading prescription products for the treatment of insomnia include: GABA-receptor agonists, which are classified by the FDA as Schedule IV controlled substances; melatonin agonists; hypnotic benzodiazepines; and sedating antidepressants.  Currently, the most widely-prescribed products for the treatment of insomnia include GABA-receptor agonists such as: zolpidem (Ambien); zolpidem tartrate extended-release tablets (Ambien CR), a controlled-release formulation of Ambien; eszopiclone (Lunesta); and zalepon (Sonata).  In addition, melatonin agonists such as ramelteon (Rozerem), hypnotic benzodiazepines, such as temazapam (Restoril) and flurazepam (Dalmane), and sedating antidepressants such as trazodone (Desyrel) are used to treat insomnia.  Our market research indicated that the market is underserved due in large part to characteristics associated with many of these products, such as next-day grogginess, memory impairment, amnesia, hallucinations, physical and psychological dependence, complex sleep behaviors such as sleep driving, hormonal changes and gastrointestinal effects.

    We believe that Silenor offers many benefits, including improved safety, tolerability and efficacy in the treatment of sleep maintenance.  Unlike many of the other insomnia treatments currently available, Silenor is not designated as a controlled substance, and according to its FDA-approved labeling, Silenor does not appear to have any potential for dependency, addiction or abuse. Because Silenor is not a Schedule IV controlled substance, it can be made available to physicians, facilitating initial physician and patient trials without the additional sampling regulation that applies to controlled substances.

    As a result of the numerous benefits presented by Silenor, the limitations of other current therapies, and because it is the first and only nonscheduled prescription sleep medication approved by the FDA for the treatment of insomnia characterized by difficulty with sleep maintenance, we believe that Silenor has the potential for increased growth in the market.  We plan to strategically invest in sales and marketing activities to maximize revenue and market share of this product, and we intend to engage in life-cycle management activities relating to Silenor, including potential OTC opportunities.

    In 2014, net product sales of Silenor were $15.3 million, which represents 13% of our total net product sales.

    We promote Silenor in the United States through our nationwide specialty sales force, which covers approximately 100 territories.  This sales force is also responsible for selling Treximet.  We market and sell Silenor through Paladin Labs (a division of Endo Pharmaceuticals plc) in Canada and are currently working with CJ Cheiljedang to launch in South Korea in 2015.   Silenor is covered by three US patents, currently held by ProCom One, Inc. (“ProCom”), related to the development and commercialization of low dosages of doxepin and other antidepressants for the treatment of insomnia.  We are the exclusive licensee of these patents, the last of which expires in 2030.  We have an exclusive supply agreement with JRS Pharma L.P. for the exclusive use of ProSolv®HD90, an ingredient used in our formulation for Silenor, in combination with doxepin. See further discussion under the heading “Intellectual Property” later in this Item 1 for a more detailed description of the rights associated with the Silenor.

    Khedezla (desvenlafaxine extended-release tablets)

    Khedezla is a prescription formulation of desvenlafaxine, which is a selective norepinephrine reuptake inhibitor used to treat major depressive disorder.  Khedezla is available in oral tablet formulations of 50 mg and 100 mg and are bioequivalent to Pristiq®, which is marketed by Pfizer, Inc.  Khedezla was approved by the FDA in July 2013 under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.  We launched Khedezla in the second quarter of 2014.

    Khedezla competes directly with Pristiq.  In 2013, Pristiq had US sales of approximately $700 million.  Khedezla also competes with other treatments for depression such as Effexor XR® (venlafaxine) (Pfizer), Cymbalta® (duloxetine) (Eli Lilly) and Lexapro® (escitalopram) (Forest).  We believe that Khedezla is an economically attractive alternative to Pristiq that we can promote cost effectively, with simple market positioning.

    We received the rights to Khedezla through our exclusive license agreement with Osmotica Pharmaceuticals Corp. (“Osmotica”).  Please see further discussion under the heading “Osmotica License Agreement” later in this Item 1 for a more detailed description of our rights associated with Khedezla.

Externally-Promoted and Non-Promoted Products

    We market and sell our non-core products through contract sales arrangements with organizations such as PDI, Inc.  We market our non-promoted products through distributors and trade partners.

    Cedax®.  Cedax is a third generation oral cephalosporin indicated for the treatment of mild to moderate acute bacterial exacerbations of chronic bronchitis and middle ear infection due to haemophilus influenza or streptococcus pyogenes.  We acquired the Cedax product line from Shionogi Pharma, Inc., (“Shionogi"), in March 2010, and launched our Cedax product line in the second quarter of 2010.  We sell a variety of dosages utilizing both capsule and oral suspension drug delivery methodologies.  Other branded and similar prescription treatments marketed in the US that compete with our Cedax line include Suprax, Amoxicillin, Omnicef, Cefzil, Ceclor and Ceftin.  We have a non-exclusive license to the patent used in our Cedax product line.  This patent expired on February 4, 2014; however, we believe that the manufacturing barrier related to CEDAX and the fact that   we market an authorized generic version of Cedax reduces the possibility of generic entrants to the market.  We also own a trademark on the name Cedax in the US.  Please see further discussion under the heading “Intellectual Property” later in this Item 1 for a more detailed description of the rights associated with the Cedax line of products.

    Cough & cold products.  We market and sell a family of cough and cold products including: Zutripro®, Rezira® and Vituz®  which we acquired in our acquisition of Cypress and its subsidiary Hawthorn Pharmaceuticals on December 31, 2012. Zutripro is a proprietary oral formulation of hydrocodone bitartrate, chlorpheniramine maleate and pseudoephedrine HCl indicated for the relief of cough and nasal congestion associated with the common cold, and relief of upper respiratory allergy symptoms including nasal congestion, in adults 18 years of age or older. Rezira is a proprietary oral formulation of hydrocodone bitartrate and pseudoephedrine HCl indicated for the relief of cough and nasal congestion associated with the common cold in adults 18 years of age or older.  Zutripro and Rezira were launched late June 2011.  We began selling these products in January 2013 through our acquisition of Hawthorn.  We also sell an authorized generic of Zutripro through Cypress which was launched in February 2014. Vituz is a proprietary hydrocodone bitartrate and chlorpheniramine maleate combination oral solution indicated for the treatment of patients with cough and allergies associated with the common cold. This product was in-process research and development when we closed on the acquisition of Cypress and Hawthorn.  We launched Vituz in April 2013. The FDA issued a final rule effective October 6, 2014 that reschedules hydrocodone combination products from schedule III to schedule II.  This action imposes regulatory controls and administrative , civil, and criminal sanction applicable to schedule II controlled substances on persons who handle (manufacture, distribute, dispense, import, export, engage in research conduct instructional activities with, conduct chemical analysis with, or posess) or propose to handle hydrocodone combination products.  This reclassification may limit access or reduce demand for these products.

Research and Development

    Our development pipeline projects currently include clinical development of new product candidates, line extensions for existing products and the generation of additional clinical data for existing products.  These projects are concentrated in our migraine, insomnia and pain therapeutic areas, where we believe we will be able to leverage our existing specialty commercial expertise and infrastructure, as well as our strong clinical, medical and commercial teams.  We intend to be opportunistic in exploiting our in-house expertise and intellectual property to initiate additional low risk development projects.  In addition, we will look for external opportunities through in-licensing, collaborations or partnerships to build the Pernix pipeline.

In the migraine area, we are investigating opportunities to expand use and extend the lifecycle of Treximet. We are currently exploring the following development programs:

●	Adolescent Supplemental New Drug Application (sNDA). We have evaluated the use of Treximet in adolescents aged 12 to 17. On January 15, 2015, we announced that the FDA accepted our sNDA for Treximet with Priority Review status. Priority Review generally implies a 6-month review, and we anticipate an FDA decision before June 30, 2015.

●	Alternate dose formulations for Treximet. We are currently evaluating new formulations of Treximet, which if approved by FDA, could provide life cycle extension opportunities.

In the insomnia area we have the following programs under development:

●	Silenor Phase IV arousability study. We are evaluating Silenor in a post-marketing study to determine a patient’s arousability from sleep while taking Silenor. We intend to compare these findings with arousability while taking other sleep medications, such as GABA-receptor agonists.

●	Silenor OTC. We are evaluating an OTC formulation of Silenor. We expect to submit an Investigational New Drug Application (“IND”) for Silenor OTC in 2015.

    For the years ended December 31, 2014, 2013 and 2012, we recorded $3.9 million, $4.8 million and $0.7 million, respectively, in research and development expenses. For 2014 and beyond, we expect that our research and development expenses will increase substantially from these historical levels, particularly as we initiate our various planned clinical trials and development initiatives, aimed at extended the life span and prolonging sales of our promoted brands

Sales and Marketing

Our commercial activities in the United States are dedicated to our marketed products Treximet, Silenor and Khedezla. Our commercial team also provides support for sales of certain of our other products from time to time. We currently sell our products through our sales force, which covers approximately 100 territories nationwide.  Our team of experienced sales professionals details our products to physicians in specialties appropriate for each marketed product.

    Our commercial activities include marketing and related services and commercial support services. We also employ third-party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support related services, to assist with our commercial activities.

    We currently have a relatively small number of sales representatives compared with the number of sales representatives of most other pharmaceutical companies with marketed products. Each of our sales representatives is responsible for a territory of significant size. We believe that the size of our sales force is appropriate to effectively reach our target audience for our marketed products in the specialty markets in which we currently operate.  Continued growth of our current products and the launch of any future products may require expansion of our sales force and sales support organization in the United States and internationally, and we may need to commit significant additional funds, management and other resources to the growth of our sales organization.

Business Development and Restructuring

Acquisition of Treximet

    On August 20, 2014, we, through our wholly owned subsidiary PIL, formerly known as Worrigan Limited, completed the acquisition of the US intellectual property rights to the pharmaceutical product, Treximet, from GSK.

    The total purchase price originally consisted of an upfront cash payment of $250.0 million to GSK upon closing of the transaction, and up to $17.0 million payable to GSK upon receipt of an updated written request for pediatric exclusivity from the FDA.  As a result of supply constraints, the contingent payment amount was subsequently reduced from $17.0 million to $1.95 million.  We funded this acquisition with $220.0 million in debt and approximately $32.0 million from available cash.

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

    Pursuant to the agreement between GSK and PIL, GSK will manufacture Treximet for sale to the Company for a period of three years, unless terminated earlier due to GSK’s failure to supply resulting from a force majeure event, the Company’s failure to pay the holdback amount, or a material contract breach, insolvency, or bankruptcy by wither party as defined in the supply agreement.  We are required to purchase 100% of our requirements of Treximet product from GSK during the first year of the term and to purchase at least 75% of our requirements of Treximet product from GSK during the second and third years of the term, based on a rolling forecast of non-binding estimates of future Treximet product requirements. Additionally, the price of Treximet shall be firm for the first year of the term.  Thereafter, the price of Treximet is subject to increase based the Pharmaceutical Preparation – Manufacturing Index for the twelve month immediately preceding the beginning of the second, or this year of the term.  We are currently qualifying an additional manufacturing source to support future supply.

Osmotica License Agreement

    On February 27, 2014, we entered into an exclusive license agreement with Osmotica to promote Khedezla.  Pursuant to the agreement, we agreed to make an upfront payment for the license and Osmotica’s existing inventory of Khedezla in the amount of $4.0 million in the aggregate, certain milestone payments payable upon the achievement of certain cumulative sales milestones and royalty payments of 60% of net profits realized for promoting the product.  The royalty payments reduce to 55% in the second contract year and 50% for each year thereafter.  Subject to certain earlier termination rights, the initial term of the agreement expires in February 2024.  Thereafter, this agreement may be renewed for two additional, consecutive five year terms.

Acquisition and Disposition of Pernix Manufacturing, LLC (“PML”) (formerly Great Southern Laboratories (“GSL”))

    On July 2, 2012, we acquired the business assets of PML, a pharmaceutical contract manufacturing company located in Houston, Texas.  We closed on the related real estate on August 30, 2012.  We paid an aggregate of approximately $4.6 million and assumed certain liabilities totaling approximately $5.9 million, for substantially all of PML’s assets, including the land and buildings in which PML operated.  On April 21, 2014, we completed the disposition of the business assets of PML.  We received approximately $1.2 million in proceeds net of the assumed mortgage and working capital liabilities at closing and expect to realize approximately $5.0 million in annualized costs savings from the divestiture.  As part of the agreement, the purchaser will continue to manufacture the existing Pernix products under a long-term supply agreement with terms similar to those provided to us by other third-party manufacturers.

Acquisition of Somaxon Pharmaceuticals, Inc. (“Somaxon”)

    On March 6, 2013, we acquired all of the outstanding common stock of Somaxon pursuant to an agreement and plan of merger. As a result of the merger, we issued an aggregate of approximately 3,665,689 shares of our common stock to the former stockholders of Somaxon.  We subsequently changed the name of Somaxon to Pernix Sleep, Inc.  We acquired the Silenor product in this acquisition.

Acquisition of Cypress

    On December 31, 2012, we completed the acquisition of Cypress Pharmaceuticals, Inc., a privately-owned, generic pharmaceutical company, and its branded pharmaceutical subsidiary, Hawthorn Pharmaceuticals, Inc., or Hawthorn, collectively referred to as Cypress herein. We paid an aggregate purchase price of up to $102.3 million. This purchase price included (i) $52 million in cash, (ii) the issuance of 4,427,084 shares of our common stock having an aggregate market value equal to approximately $34.3 million (based on the closing price of $7.75 per share of our common stock as reported on the NYSE MKT LLC on December 31, 2012), (iii) up to $6.5 million in holdback and contingent payments, (iv) $4.5 million that was to be deposited in escrow on December 15, 2013, and (v) the issuance of $5.0 million in shares of our common stock contingent upon the occurrence of a milestone event.   The matter of the contingent consideration has been settled and is reflected at the estimated fair value at December 31, 2013.

    As part of the funding for this acquisition, we entered into a $42 million credit facility on December 31, 2012 with Midcap Funding V, LLC.  For additional information regarding our credit facility, see Note 16, Debt and Lines of Credit, to our audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Sale of Certain Cypress Assets

    On September 11, 2013, we completed the sale of certain generic assets and Abbreviated New Drug Applications, or ANDAs, owned by our Cypress subsidiary to Breckenridge Pharmaceutical, Inc., or Breckenridge, pursuant to an Asset Purchase Agreement between Cypress and Breckenridge.  The assets included seven previously marketed products, eight ANDAs filed at the FDA, and certain other ANDAs in various stages of development.  Breckenridge paid us an aggregate of $29.55 million consisting of cash and two promissory notes, each in an amount of $4.85 million, which are due on the first and second anniversary date of the closing, respectively.  We received payment for the first note in the amount of $4.85 million in September of 2014.

Gastroenterology Product License and Supply Agreement

    In January 2012, we entered into a license and supply agreement with a private company for Omeclamox-Pak, an FDA-approved prescription product designed to treat gastroenterology disease. Under the terms of the agreement, we obtained exclusive marketing rights to this product in the United States. We paid an up-front license fee of $2.0 million and an additional fee of $2.0 million upon commercial launch of the product in July 2012. In addition to these license fees, we are required to pay minimum quarterly royalty payments of $750,000 and milestones based on certain net sales levels.  On October 28, 2013, the Company entered into an agreement with Cumberland Pharmaceuticals Inc. (“Cumberland”) to promote Omeclamox-Pak.  Cumberland paid an upfront payment of $4.0 million to the Company on October 29, 2013.  There are also additional milestones at the first and second anniversary dates of the execution of the agreement totaling $4.0 million in the aggregate.  The first milestone of $1.0 million was not earned.  Royalty payments ranging from 15% to 20% based on tiered levels of gross profits are paid by Cumberland to the Company monthly.

Financing Activities

8% Convertible Notes Offering, February 2014 (“February 2014 Convertible Notes”)

    On February 21, 2014, we issued $65.0 million aggregate principal amount of the Company’s 8.00% Convertible Senior Notes due 2019 in accordance with each of the Securities Purchase Agreements dated February 4, 2014 by and between the Company and the investors party thereto and the related Indenture dated February 21, 2014, by and between the Company and the trustee.  See further discussion under the heading “Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K.

12% Senior Secured Notes Offering, August 2014 (“Treximet Notes”)

    On August 19, 2014, we issued $220.0 million aggregate principal amount of our 12% Senior Secured Notes due 2020 (the “Treximet Notes”) pursuant to an Indenture (the “Treximet Notes Indenture”) dated as of August 19, 2014 among us, certain of our subsidiaries (the “Guarantors”) and US Bank National Association (the “Treximet Notes Trustee”), as trustee and collateral agent.

    The Treximet Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year (each, a “Payment Date”), beginning on February 1, 2015. On each Payment Date, commencing August 1, 2015, we will pay an installment of principal of the Treximet Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Notes on such Payment Date).

MidCap Revolver Amendment

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

See further discussion in Note 16, Debt and Lines of Credit, to our audited consolidated financial statements in Part II, Item 8 and also under the heading “Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K.

Business Strategy

    Our strategy is to maximize the commercial strengths and the infrastructure that we have put in place to create a fully-integrated specialty pharmaceutical company.  We have re-launched Treximet, Silenor and Khedezla in the US market, and we intend to expand upon and leverage our early commercial success.  We are focused on developing, acquiring and in-licensing additional products, and on partnering with and acquiring companies with which we can execute a targeted commercial approach.  We are focused primarily on central nervous system (CNS) indications, including neurology and psychiatry, as well as other specialty therapeutic areas that lend themselves to focused promotional activities

Manufacturing

    We currently outsource all of our manufacturing to third-parties.  We maintain internal quality standards, regulatory compliance and a committed level of resources to administer the operations of these third-party relationships. We currently depend on third-party relationships for the supply of the active ingredients in our pharmaceutical products and product candidates, the manufacture of the finished product and the related packaging. To date, we have established relationships with several manufacturers to manufacture our products. This may increase the risk that we will not have sufficient quantities of our products or product candidates or that such quantities if available can be acquired at an acceptable cost, which could result in development and commercialization of our product candidates being delayed, prevented or impaired. Where possible and commercially reasonable, we qualify more than one source for manufacturing and packaging of our products to mitigate the risk of supply disruptions. In such circumstances, if one of our manufacturers or packagers were unable to supply our needs, we would have an alternative source available for those products.

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

Patents

The following table shows the United States (“U.S.”) patents relating to our products. We own or license the rights to the intellectual property in these patents described in more detail below.

Product(s) / Product Candidate(s)	Patent Owners	Patent Description	Expiration

Treximet	POZEN Inc. (1)	Use of a combination dosage form containing naproxen and sumatriptan or methods of treating migraine headaches by administering the combination dosage form	August 14, 2017 or February 14, 2018 if pediatric exclusivity is granted

		Use of a multilayer pharmaceutical tablet comprising naproxen and sumatriptan, and a method for rapid release of sumatriptan and naproxen.	October 2, 2025

Silenor	ProCom One, Inc.(2)	Use of doxepin and other antidepressants in low dosages for treatment of insomnia(1)	February 17, 2020; June 5, 2020; April 14, 2030

	Pernix Sleep, Inc.(3)	Methods of application to improve the pharmacokinetics of doxepin use for treatment of insomnia(6)	August 24, 2027

(1)
In connection with the certain Asset Purchase and Sale Agreement dated as of May 23, 2014 by and among GSK and certain of its affiliates and us, GSK assigned to our wholly-owned subsidiary, PIL, all of its right, title and interest in and to that certain Product Development and Commercialization Agreement dated as of June 11, 2003, as amended, by and between GSK and POZEN, Inc.  Pursuant to such assignment, we acquired the right and license make, use, offer to sell, sell products in the United States and Puerto Rico using certain POZEN patents and other technology. The primary patents expire on August 17, 2017 and exclusivity will be extended until February 14, 2018 if a pediatric formulation of Treximet is approved by FDA.  The term of the Product Development and Commercialization Agreement extends until the later of the date the last licensed patent expires and fifteen years from the first commercial sale of a product developed using the licensed patents. The agreement is terminable at any time by us with 90 days’ notice for any reason. Either party may terminate the agreement with 60 days’ notice if the other party commits a material breach of its obligations (or 15 days in the case of a failure to pay amounts due) and fails to remedy the breach within such notice period. Under the terms of the agreement, we pay a royalty of eighteen percent (18.0%) of net sales (as defined in the agreement). Our predecessor-in-interest made upfront and milestone payments upon certain development milestones and regulatory approvals, all of which were satisfied prior to our acquisition of Treximet assets by us.

(2)
In a license agreement dated August 2003 and amended and restated in September 2010, Pernix Sleep acquired the exclusive, worldwide license from ProCom to certain patents to develop and commercialize low dosages of doxepin for the treatment of insomnia. Although patent protection for the current dosage form is limited to the United States, our license to these low-dose doxepin patents is a worldwide license. The term of the license extends until the last licensed patent expires, which is expected to occur no earlier than 2030. The license agreement is terminable at any time by us with 30 days’ notice if we believe that the use of the product poses an unacceptable safety risk or if it fails to achieve a satisfactory level of efficacy. Either party may terminate the agreement with 30 days’ notice if the other party commits a material breach of its obligations and fails to remedy the breach within 90 days, or upon the filing of bankruptcy, reorganization, liquidation, or receivership proceedings relating to the other party. Under the terms of the agreement, we pay a royalty of five percent (5%) of net sales (as defined in the license agreement) to ProCom. Our predecessor-in-interest made upfront and milestone payments upon certain development milestones and regulatory approvals, all of which were satisfied prior to our acquisition of Somaxon.

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

Trademarks

    We own trademark interests in most of our current products and believe that having distinguishing marks is an important factor in marketing these products. We currently own approximately 34 trademarks registered on the principal register of the United States Patent and Trademark Office. These registered marks include ALDEX, ALLRES, ARBINOXA, BROVEX (WORD MARK), BROVEX (STYLIZED), CARDEC, Cedax, COCO-COF, CYPRESS PHARMACEUTICALS, INC. (DESIGN), DYTAN (STYLIZED), ELIPHOS (STYLIZED), GRANISOL (STYLIZED), HYLIRA (STYLIZED), ICAR (STYLIZED), NODOLOR, PEDIATEX, PERNIX, PERNIX THERAPEUTICS (DESIGN), QUINZYME,  Rezira, REZYST, Silenor, SOMAXON PHARMACEUTICALS, TCT (STYLIZED) , TCT (WORD MARK), TCT TANNATE CONVERSION TECHNOLOGY, TREXIMET,  TUSSINAC, Vituz, Z-COF (STYLIZED), ZEMA-PAK and Zutripro.  In addition to the 34 registered marks listed above, we own seven intent-to-use trademark applications filed with the United States Patent and Trademark Office that can be registered as use-in-commerce trademarks as soon as we can file a statement of use illustrating use of the marks in commerce. The 7 unregistered trademark applications are, ALLANHIST PDX, INFAPRED, PAINERGY, and PEDIAHIST.  We expect that having distinctive marks for any additional products that we develop will also be an important marketing characteristic. U.S. trademark registrations generally are for fixed, but renewable, terms.

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

Customers, Distribution, and Reimbursement

Customers and Distribution

    Our customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the U.S. We primarily sell products directly to drug wholesalers, which in turn distribute the products to retail drug stores, mass merchandisers and grocery store pharmacies. Our top three customers which represented 91%, 79% and 75% of gross product sales in 2014, 2013 and 2012, respectively, are all drug wholesalers, each customer and its respective percentage of our gross product sales are listed by year below:

Customer	2014	2013	2012
Cardinal Health	23%	24%	39%
McKesson Corporation	37%	35%	26%
AmerisourceBergen Drug Corporation	31%	20%	10%

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

    In an effort to consolidate all distribution operations, we entered into an agreement with Cardinal to be our exclusive third-party logistics provider during 2014.  We rely on Cardinal for the distribution of our products to drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies. Cardinal ships our products from its warehouse in Tennessee to our customers throughout the US.

Reimbursement

    In the US market, sales of pharmaceutical products depend in part on the availability of reimbursement to the patient from third-party payors, such as government health administration authorities, managed care organizations, or MCOs, and private insurance plans. Most of our products are generally covered by managed care and private insurance plans. The status or tier within each plan varies, but coverage for our products is similar to other products within the same class of drugs. We also participate in the Medicaid Drug Rebate Program with the Centers for Medicare & Medicaid Services and submit substantially all of our products for inclusion in this program. Coverage of our products under individual state Medicaid plans varies from state to state. Third-party payors are increasingly challenging the prices charged for pharmaceutical products and reviewing different cost savings efforts, which could affect the reimbursement available for our products and ultimately the net proceeds realized from the sales of our products.

Competition

    The pharmaceutical industry is highly competitive and characterized by a number of established, large pharmaceutical companies as well as specialty pharmaceutical companies that market neurology, psychology, primary care and other products. Many of these companies, particularly large pharmaceutical and life sciences companies, have substantially greater financial, operational and human resources than we do. They can spend more on, and have more expertise in, research and development, regulatory, manufacturing, distribution and sales activities. As a result, our competitors may obtain FDA or other regulatory approvals for their product candidates more rapidly than we may and may market their products more effectively than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

    Our ability to continue to grow requires that we compete successfully with other specialty pharmaceutical companies for product and product candidate acquisition and in-licensing opportunities. Some of these competitors include Actavis, Endo Pharmaceuticals, Teva and Valeant. These established companies may have a competitive advantage over us due to their size and financial resources.

    We also face competition from manufacturers of generic drugs.  Generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, legislation enacted in the United States allows for, and in a few instances in the absence of specific instructions from the prescribing physician mandates, the dispensing of generic products rather than branded products where a generic version is available.

    Our products and product candidates may also compete in the future with new products currently under development by others. Any products that we develop are likely to be in a highly competitive market, and many of our competitors may succeed in developing products that may render our products obsolete or noncompetitive.

    With respect to all of our products and product candidates, we believe that our ability to successfully compete will depend on, among other things:

●	the existence of competing or alternative products in the marketplace, including generic competition, and the relative price of those products;

●	the efficacy, safety and reliability of our products and product candidates compared to competing or alternative products;

●	product acceptance by physicians, other health care providers and patients;

●	protection of our proprietary rights;

●	obtaining reimbursement for our products in approved indications;

●	our ability to complete clinical development and obtain regulatory approvals for our product candidates, and the timing and scope of regulatory approvals;

●	our ability to supply commercial quantities of a product to the market; and

●	our ability to recruit, retain and develop skilled employees.

Government Regulation

    In the US and other countries, federal, state, and local government authorities comprehensively regulate the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, importing and exporting of pharmaceutical products that we market, sell and develop.

FDA Regulation of Drug Products

    The FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and regulations in the US Obtaining regulatory approvals and the additional compliance with appropriate federal, state and local statutes and regulations requires the use of significant time and financial resources. Noncompliance with applicable FDA requirements during the development, approval or post approval process may subject an applicant to a range of judicial or administrative penalties, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, suspension of production or distribution, fines, refusals of contracts, restitution, disgorgement or civil or criminal sanctions.

    Before a drug may be marketed in the US, the FDA requires a process that generally involves the following:

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

    Drugs that were not subject to applications approved between 1938 and 1962 were not subject to DESI review. For a period of time, the FDA permitted these drugs to remain on the market without approval. In 1984, however, spurred by serious adverse reactions to one of these products, Congress urged the FDA to expand the new drug requirements to include all marketed unapproved prescription drugs. The FDA created a program, known as the Prescription Drug Wrap-Up, to address these remaining unapproved drugs. Many of these drugs claimed to have been on the market prior to 1938 or to be identical, related, or similar to such a drug. A drug subject to the Prescription Drug Wrap-Up is marketed illegally, unless the manufacturer can establish that the drug is grandfathered or otherwise not a “new drug.” Under the 1938 grandfather clause, a drug product that was on the market prior to the passage of the 1938 Act and which contained in its labeling the same representations concerning the conditions of use as it did prior to passage of that Act was not considered a “new drug” and was therefore exempt from the requirement of having an approved NDA. Under the 1962 grandfather clause, a drug is exempt from the effectiveness requirements if its composition and labeling have not changed since 1962 and if, on the day before the 1962 Amendments became effective, it was (a) used or sold commercially in the US, (b) not a new drug as defined by the FDCA at the time, and (c) not covered by an effective application. The two grandfather clauses have been construed very narrowly by the courts and the FDA believes that there are very few drugs on the market that are actually entitled to grandfather status because the drugs currently on the market likely differ from the previous versions. If a firm claims that its product is grandfathered, it is the firm’s burden to prove that assertion. Pernix believes that several of its marketed pharmaceutical products are identical, related or similar to products that have existed on the market without an NDA or ANDA. Beginning in 2008, we began converting these cough and cold products to OTC monograph from DESI drugs. For additional information, see “Risks Related to Regulatory Matters- Some of our specialty pharmaceutical products are now being marketed without FDA approvals.”

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

    If a Paragraph IV certification has been provided to the FDA by the ANDA applicant, the NDA and patent holders must also receive notice from the applicant of the Paragraph IV certification with a comprehensive account of the factual and legal basis for the applicant’s belief that the patents are invalid, unenforceable or not infringed once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV notice automatically prevents the FDA from approving the ANDA until the earlier of 30 months from the receipt of notice by the patent holder, or until a court deems the patent unenforceable, invalid or not infringed. Hatch-Waxman provides for a 180 day period of generic product exclusivity for the first generic applicant to challenge a listed patent for an NDA-approved drug. Thus, many if not most successful new drug products are subject to generic applications and patent challenges prior to the expiration of all listed patents.

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

    Pediatric Exclusivity. Pediatric exclusivity is another type of non-patent marketing exclusivity in the US If granted, it provides an additional six months of marketing security to the term of any existing regulatory exclusivity or listed patent term. This six-month exclusivity may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study. We plan to work with the FDA to establish the need for pediatric studies for our product candidates, and may consider attempting to obtain pediatric exclusivity for some of our product candidates.

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

Regulation of Controlled Substances

    We, our third party manufacturers and certain of our products including Zutripro, Rezira, Vituz, Zutripro’s generic equivalent, and certain other generic products are subject to the Controlled Substances Act, which institutes registration, recordkeeping, reporting, labeling, packaging, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. Accordingly, we must adhere to a number of requirements with respect to our controlled substance products including registration, recordkeeping and reporting requirements; labeling and packaging requirements; security controls, procurement and manufacturing quotas; and certain restrictions on refills.

    The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use in treatment in the U.S.  A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest relative risk of abuse and Schedule V substances the lowest relative risk of abuse. In January 2013, an FDA advisory panel voted to impose tighter restrictions on all products containing hydrocodone that, if approved by the FDA, would result in Zutripro, Rezira, Vituz and being classified as Schedule II substances.

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

Hazardous Materials

    Prior to the disposition of PML, as a by-product of its daily operations as a manufacturer of pharmaceutical finished products, PML consistently generated small quantities of hazardous waste, both as a result of its manufacturing processes and its analytical testing processes. PML contracted with certified third-party service providers to legally dispose of its hazardous waste in a manner required by local, state, and federal laws. The expense of responsibly disposing of its hazardous waste was factored into the cost of goods and was not of significance.

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

    Outpatient pharmaceuticals sold to state managed Medicaid programs are subject to the national Medicaid Drug Rebate Program. To have their drugs included under state Medicaid programs, pharmaceutical companies must enter into an agreement with the Secretary of Health and Human Services in which they agree to pay a rebate to the state and federal governments that is decided on the basis of a calculation specified by the Centers for Medicare & Medicaid Services (CMS). Pharmaceutical companies are also required to take part in a similar agreement with the US Department of Veterans Affairs, which requires additional discounts. We participate in these types of pricing agreements with respect to certain of our currently marketed products.

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

Effects of Legislation on the Pharmaceutical Industry

    On March 23, 2010, President Obama signed into law H.R. 3590, the Patient Protection and Affordable Care Act, or Affordable Care Act. On March 30, 2010, the President signed H.R. 4872, the Health Care and Education Reconciliation Act of 2010, or Reconciliation Act, which included a package of corrective changes to the Affordable Care Act as well as additional elements to reform healthcare in the United States. We refer to the Affordable Care Act and the Reconciliation Act as Health Care Reform.

    The passage of Health Care Reform is expected to result in a transformation of the delivery and payment for healthcare services in the US The combination of these measures will expand health insurance coverage to an estimated 32 million Americans by 2019. In addition, there are significant health insurance reforms that will improve patients’ ability to obtain and maintain health insurance. Such measures include, for example, the elimination of lifetime caps, no rescission of policies, no denial of coverage due to preexisting conditions, a prohibition on varying premiums by more than 3:1 for age and 1.5:1 for tobacco use, a prohibition on imposing excessive waiting periods for coverage, and enhanced support for the Children’s Health Insurance Program. The legislation provides for implementation of this expansion in a variety of ways, including the creation of exchanges for finding health insurance policies, tax penalties on individuals without health insurance and on certain employers who do not provide it, and tax credits to make health insurance more affordable. The expansion of healthcare insurance and these additional market reforms should result in greater access to our products.

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

    Beginning in 2011, Health Care Reform also required drug manufacturers to provide a 50% discount on brand-name prescriptions filled in the Medicare Part D coverage gap, also known as the “donut hole.” The legislation then expands on the manufacturers’ 50% discount on brand-name prescriptions and gradually closes the coverage gap, with 75% discounts on brand-name and generic drugs by 2020. The elimination of the coverage gap may result in greater access to our products for Part D beneficiaries. Moreover, Health Care Reform makes a number of other revisions to the Medicare Part D program, including, for example, a reduction in Part D premium subsidies for higher-income beneficiaries, improvement in determining the Medicare Part D low-income benchmark, improved information for subsidy-eligible individuals under prescription drug plans, and funding outreach and assistance for low-income programs.

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

    We are unable to predict the future course of federal or state healthcare legislation and regulations, including rules and regulations that will be issued to implement provisions of Health Care Reform or the outcome of any legal challenges to such legislation or regulations.  Health Care Reform and further changes in the law or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, financial condition and results of operations and cash flows.

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

    Foreign Corrupt Practices Act.  The Foreign Corrupt Practices Act prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment. Similar anti-bribery laws exist in other countries where we intend to commercialize our products. For example, the U.K. Bribery Act imposes significant potential fines and other penalties for, among other things, giving, offering, or promising bribes in the public and private sectors, and bribing a foreign public official or private person.

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

    In addition, there is a trend of increased federal and state regulation of payments made to physicians, including the tracking and reporting of gifts, compensation and other remuneration to physicians. Health Care Reform includes examples of this trend. Applicable manufacturers, including drug and biological manufacturers, must report information to the US Department of Health and Human Services related to payments and other transfers of value to physicians during the preceding calendar year, which information will later be made publicly available. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not appropriately reported.

    Various states have disclosure laws as well.

    There are certain federal and state laws that require compliance programs for certain sectors of the health care industry. For instance, one state requires that pharmaceutical companies must adopt a comprehensive compliance program that among other items, is in accordance with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers, and includes certain policies for compliance with the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, or PhRMA Code.

    The PhRMA Code seeks to promote transparency in relationships between health care professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The PhRMA Code contains strict limitations on certain interactions between health care professionals and the pharmaceutical industry relating to gifts, meals and entertainment, among other things. In addition, the International Federation of Pharmaceutical Manufacturers and Associations (IFPMA) in 2012 issued a Code of Practice relating to interactions with the heath care community, which replaces and expands upon its 2006 Code of Pharmaceutical Marketing Practices. Further, certain states have also imposed restrictions on relationships between health care professionals and the pharmaceutical industry.

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

    The pharmaceutical industry is experiencing greater scrutiny and regulation by government authorities and has been the subject of numerous investigations, often involving marketing and other business practices. More particularly, these investigations relate primarily to financial arrangements with health care providers, regulatory compliance, and product promotional practices.

Employees

    As of December 31, 2014, we had 155 full-time employees, including a field sales force that covers 100 territories nationwide.  We have 49 employees engaged in management, finance, marketing, research, development, regulatory affairs, supply chain and administration. None of our employees are subject to a collective bargaining agreement. We consider our employee relations to be good.

About Pernix Therapeutics Holdings, Inc.

    Pernix Therapeutics Holdings, Inc. is a US public company.  We were incorporated in Maryland as Golf Trust of America, Inc., or GTA, in November 1996.  Pernix is the surviving corporation of the March 2010 merger between GTA and Pernix Therapeutics, Inc.  In connection with the merger, we changed our name to Pernix Therapeutics Holdings, Inc.

    Our principal executive offices are located at 10 North Park Place, Suite 201, Morristown, New Jersey 07960 and our telephone number is (800) 793-2145. Our website address is www.pernixtx.com. The information contained in or that can be accessed through our website is not part of this Annual Report on Form 10-K.

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

            We have sought growth largely through acquisitions, including the acquisitions of Cypress in 2012, Pernix Sleep in 2013 and the rights to Treximet intellectual property in 2014.  As part of our ongoing expansion strategy, we plan to make additional strategic acquisitions of assets and businesses.  However, our credit agreement with MidCap and the indentures governing  our outstanding notes include restrictive covenants, which include, among other things, restrictions on the incurrence of indebtedness, as well as certain consolidations, acquisitions, mergers, purchases or sales of assets and capital expenditures, subject to certain exceptions and permissions limited in scope and dollar value. In addition to these restrictive covenants our credit agreement with MidCap contains certain financial covenants. For additional information  see the notes to our audited consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 contained in Part II, Item 8 of this Annual Report on Form 10-K.  In the future, we may pursue growth opportunities through acquisitions that are not directly similar to those currently operated by us. We cannot assure you that acquisitions will be available on terms attractive to us. Moreover, we cannot assure you that such acquisitions will be permissible under our existing credit agreement with MidCap or the indentures governing our outstanding notes or that we will be able to arrange financing on terms acceptable to us or to obtain timely federal and state governmental approvals on terms acceptable to us, or at all.

We may be unable to successfully integrate newly acquired businesses or assets and realize the anticipated benefits of these acquisitions.

            Management has in the past devoted, and will in the future devote, significant attention and resources to integrating newly acquired businesses and assets. Potential difficulties we have or may in the future encounter in the integration process include the following:

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

            As of December 31, 2014, after giving effect to our issuance of an aggregate of $65.0 million of February 2014 Convertible Notes and an aggregate of $220.0 million of Treximet Notes in August 2014, we had approximately $292.3 million of debt outstanding and the ability to borrow approximately $32.7 million under our credit agreement with MidCap, utilizing the revolver accordion feature and subject to borrowing base capacity.  This significant indebtedness could have important consequences.  For example, it may:

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

            Upon the occurrence of a change of control, as described in the indenture governing the February 2014 Convertible Notes, holders of the February 2014 Convertible Notes may require us to repurchase for cash all or part of their February 2014 Convertible Notes at a repurchase price equal to 100% plus a specified percentage (that is initially 40% and declines over the life of the February 2014 Convertible Notes) of the principal amount of the February 2014 Convertible Notes to be repurchased, plus accrued and unpaid interest.  If, upon the occurrence of a change of control, as described in the indenture, a holder elects to convert its February 2014 Convertible Notes in connection with such change of control, such holder may be entitled to an increase in the conversion rate as described in the indenture.  To the extent such increase in the conversion rate would result in the conversion price of the February 2014 Convertible Notes to be less than $2.3278 per share (subject to adjustment) and equal to or greater than $2.09 per share (subject to adjustment), we will be obligated to deliver cash in lieu of any share that was not delivered on account of such limitation.  However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the February 2014 Convertible Notes surrendered therefor or payments of cash on February 2014 Convertible Notes converted in connection with certain change of control transactions. In addition, our ability to repurchase the February 2014 Convertible Notes or to pay cash upon conversions of the February 2014 Convertible Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to repurchase the February 2014 Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the February 2014 Convertible Notes in connection with certain change of control transaction as required by the indenture would constitute a default under the indenture. A default under the indenture or the change of control itself could also lead to a default under agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the February 2014 Convertible Notes or make cash payments upon conversions in connection with certain change of control transactions. These and other provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to you.

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

If we are unable to effectively train and equip our sales force to sell newly acquired products, our ability to successfully commercialize our products will be harmed.

    We have in the past made, and may in the future continue to make, acquisitions of pharmaceutical products. The members of our sales force may have no prior experience promoting the pharmaceutical products that we may acquire in the future.  As a result, we may have to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense these pharmaceutical products. In addition, we must train our sales force to ensure that a consistent and appropriate message about our products is being delivered to our potential customers. Our sales representatives may also experience challenges promoting multiple products when they call on physicians and their office staff. We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives. If we are unable to effectively train our sales force and equip them with effective materials relating to the pharmaceutical products that we may acquire in the future` , including medical and sales literature to help them inform and educate potential customers about the benefits of such products and their proper administration and label indication, our efforts to successfully market these pharmaceutical products could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

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

            The development and commercialization of drugs is highly competitive. We face competition with respect to our currently marketed products and any products that we may seek to develop or commercialize in the future. Our competitors include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other private and public research organizations that seek patent protection and establish collaborative arrangements for development, manufacturing and commercialization. We face significant competition for our currently marketed products. Some of our currently marketed branded products, including Zutripro, Rezira and Vituz, do not have patent protection and in most cases face generic competition. All of our products face significant price competition from a range of branded and generic products for the same therapeutic indications.

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

            Products in our portfolio that do not have patent protection are potentially at risk for generic competition. We utilize our generic business to attempt to retain market share from other generic competitors for our branded products. For example, we have attempted to maintain market share in the prescription cough and cold market by offering an authorized generic of Cedax and Zutripro. Additionally, products we sell through our collaborative or co-promotion arrangements may also face competition in the marketplace.

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

    As of December 31, 2014, our sales force consisted of approximately 100 sales territories. In October 2013 we entered into a co-promotion agreement with Cumberland, under which Cumberland will promote Omeclamox-Pak to gastroenterologists across the United States through its field sales force. In September 2014, we entered into an agreement with Sallus Laboratories LLC under which Sallus will promote Zutripro, Rezira and Vituz through its field sales force until March 31, 2015. In August 2014, the Company entered into an agreement with PDI, Inc. for services related to the promotion of Cedax and its authorized generic.

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

           Some of our products, including Zutripro, its generic equivalent, Rezira, Vituz and certain other generic products contain controlled substances, which are regulated by the DEA under the Controlled Substances Act. DEA quota requirements limit the amount of controlled substance drug products a manufacturer can manufacture and the amount of API it can use to manufacture those products. We may experience difficulties obtaining raw materials needed to manufacture our products as a result of DEA regulations and because of the limited number of suppliers of pseudoephedrine, an active ingredient in several of our products. If we are unsuccessful in obtaining quotas, unable to manufacture and release inventory on a timely and consistent basis, fail to maintain an adequate level of product inventory, or if inventory is destroyed or damaged or reaches its expiration date, patients might not have access to our products, our reputation and our brands could be harmed and physicians may be less likely to prescribe our products in the future, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

    We, our third party manufacturers and certain of our products including Zutripro, its generic equivalent, Rezira, Vituz and certain other generic products are subject to the Controlled Substances Act and DEA regulations thereunder. Accordingly, we must adhere to a number of requirements with respect to our controlled substance products including registration, recordkeeping and reporting requirements; labeling and packaging requirements; security controls, procurement and manufacturing quotas; and certain restrictions on refills. Failure to maintain compliance with applicable requirements can result in enforcement action that could have a material adverse effect on our business, financial condition, results of operations and cash flows. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could result in criminal proceedings.

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

    We do not manufacture our marketed products, and we do not currently plan to develop any capacity to do so. We rely on third party manufacturers for our products. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our manufacturers may not perform as agreed or may terminate their agreements with us. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to sell our marketed products or any other product candidate that we commercialize would be jeopardized.   Any delay or interruption in our ability to meet commercial demand for our marketed products will result in the loss of potential revenues.

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

We rely entirely on GSK as the sole supplier of Treximet. GSK's inability to continue manufacturing adequate supplies of Treximet, or its refusal to supply us with commercial quantities of Treximet, may materially harm our business and financial condition and adversely impact our commercialization and sales efforts with respect to the product.

                We have entered into a supply agreement with GSK pursuant to which GSK will manufacture and supply to us commercial quantities of Treximet.  GSK is currently our sole source for Treximet  We may from time to time experience disruptions by GSK in the manufacture or supply of Treximet, or may experience disruptions in our business relationship with GSK.  For example, in connection with our acquisition of the rights to Treximet intellectual property in August 2014, we discovered short-term supply constraints for the product.  In addition, as of December 31, 2014 GSK has claimed damages of approximately $8.5 million stemming from an alleged breach of a covenant contained in the Asset Purchase Agreement pursuant to which we purchased the Treximet assets pertaining to a pre-existing customer agreement.  The failure by GSK for any reason to provide us with sufficient commercial quantities of Treximet may materially harm our business and financial condition and adversely impact our commercialization and sales efforts with respect to the product.

If GSK fails to provide us with commercial quantities of Treximet, the process of changing or adding a new contract manufacturer or supplier may require additional testing and prior FDA approval and may be expensive and time-consuming. If we were unable to manage such changes effectively, we could face supply disruptions that could result in significant costs and delays, damage to our reputation or commercial prospects and cause us to lose potential revenues relating to the product.

 The concentration of our product sales to only a few wholesale distributors increases the risk that we will not be able to effectively distribute our products if we need to replace any of these customers, which would cause our sales to decline.

            The majority of our sales are to a small number of pharmaceutical wholesale distributors, which in turn sell our products primarily to retail pharmacies, which ultimately dispense our products to the end consumers. For the year ended December 31, 2014, McKesson Corporation accounted for 37% of our total gross sales, AmerisourceBergen Drug Corporation accounted for 31% of our total gross sales and Cardinal Health accounted for 23% of our total gross sales.   For the year ended December 31, 2013, McKesson Corporation accounted for 35% of our total gross sales, AmerisourceBergen Drug Corporation accounted for 20% of our total gross sales and Cardinal Health accounted for 24% of our total gross sales.  For the year ended December 31, 2012, McKesson Corporation accounted for 26% of our total gross sales, AmerisourceBergen Drug Corporation accounted for 10% of our total gross sales and Cardinal health accounted for 39% of our total gross sales.

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

          We enter into collaboration arrangements from time to time on a selective basis. Our collaborations may not be successful. Of our current product portfolio, we market Omeclamox-Pak, Khedezla, Cedax, Zutripro, Rezira, Vituz and certain of our generic products pursuant to collaboration arrangements. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

We are subject to various legal proceedings and business disputes that could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

We are subject to various legal proceedings and business disputes and additional claims may arise in the future. In particular, as of December 31, 2014 GSK has claimed damages of approximately $8.5 million stemming from an alleged breach of a covenant contained in the Asset Purchase Agreement pursuant to which we purchased the Treximet assets pertaining to a pre-existing customer agreement.  Our dispute with GSK and other legal proceedings and disputes that may arise in the future, may be complex and extended and may occupy the resources of our management and employees. These proceedings may also be costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor. We may also be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. Defending against or settling such claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. For more information regarding legal proceedings and contingencies, see Note 24, Commitments and Contingencies, to our consolidated financial statements included in the Annual Report on Form 10-K.

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

    We make significant investments in our currently-marketed products for sales, marketing, and distribution. We have used, and expect to continue to use, revenue from sales of our marketed products to fund acquisitions (at least partially), for development costs and to establish and expand our sales and marketing infrastructure.

            Our future capital requirements will depend on many factors, including:

●	our ability to successfully integrate the operations of newly acquired businesses and assets into our product portfolio;
●	the level of product sales from our currently marketed products and any additional products that we may market in the future;
●	the extent to which we acquire or invest in products, businesses and technologies;
●	the scope, progress, results and costs of clinical development activities for our product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the number of, and development requirements for, additional product candidates that we pursue;
●	the costs of commercialization activities, including product marketing, sales and distribution;
●	the extent to which we choose to establish additional collaboration, co-promotion, distribution or other similar arrangements for our products and product candidates; and
●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property related claims.

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

    Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, stockholders’ equity, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. For example, at the same time we recognize revenues for product sales, we also record an adjustment, or decrease, to revenue for estimated charge backs, rebates, discounts, vouchers and returns, which management determines on a product-by-product basis as its best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such reserves  For new products, these sales adjustments may be estimated based on information available on any similar products in the marketplace or specific information provided by business partners or if management is not able to derive a reasonable estimate for the adjustments, gross revenue can be deferred and recognized as the product is prescribed.

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

            The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry, including our collaborators. Announcements that may subject the price of our common stock to substantial volatility include announcements regarding:

●	our operating results, including the amount and timing of sales of our products and our ability to successfully integrate the operations of newly acquired businesses or products;
●	the availability and timely delivery of a sufficient supply of our products;
●	the safety and quality of our products or those of our competitors;
●	our licensing and collaboration agreements and the products or product candidates that are the subject of those agreements;
●	the results of discoveries, preclinical studies and clinical trials by us or our competitors;
●	the acquisition of technologies, product candidates or products by us or our competitors;
●	the development of new technologies, product candidates or products by us or our competitors;
●	regulatory actions with respect to our product candidates or products or those of our competitors; and
●	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

            We did not make any distributions for the years ended December 31, 2014, 2013 and 2012. We are currently investing in our promoted product lines and product candidates and do not anticipate paying dividends in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our credit agreement with MidCap and the indentures governing our outstanding notes prohibit us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Holders of our outstanding February 2014 Convertible Notes have the ability to exercise significant influence over our management and affairs and matters requiring stockholder approval.

            Upon conversion of our outstanding February 2014 Convertible Notes, the February 2014 Convertible Note holders will own an aggregate of 18,055,555 shares of our common stock, which represents approximately 32% of our outstanding common stock upon conversion.  In addition, two of these holders have each been granted the right to nominate a member of our board of directors.  As a result, these February 2014 Convertible Note holders have the ability to exercise significant influence over our management and affairs and matters requiring stockholder approval.  The interests of these holders may differ from or conflict with the interests of our other stockholders.

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

The historical and pro forma financial statements we have filed with the SEC relating to Treximet may not be an indication of our ability to commercialize Treximet

    In August 2014, we completed the acquisition of the intellectual property rights to Treximet in the United States from GSK. In October 2014, we filed historical financial statements and pro forma financial information relating to the Treximet product line, and the SEC stated that it would not object to our conclusion that the filing of the historical financial statements relating to the Treximet product line represents substantial compliance with the requirements of Rule 3-05 of Regulation S-X, or Rule 3-05. However, we were advised by GSK that the Treximet product line had not been a separate legal entity of GSK and was never operated as a stand-alone business, division or subsidiary. GSK also advised us that it had never prepared full stand-alone or full carve-out financial statements for the Treximet business, and that GSK has never maintained the distinct and separate accounts necessary to prepare financial statements that fully comply with the requirements of Rule 3-05. As a result, these historical statements may not be an indication of the performance of Treximet under GSK for the periods indicated. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate or relevant to the Treximet product line, in particular on a go-forward basis, and therefore should not be relied upon as a measure of our ability to commercialize Treximet.

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

    Some of our specialty pharmaceutical products are marketed in the United States without an FDA-approved marketing application because they have been considered by us to be identical, related or similar to products that have existed in the market without an NDA or ANDA. These products are marketed subject to the FDA’s regulatory discretion and enforcement policies, and it is possible that the FDA could disagree with our determination that one or more of these products is identical, related or similar to products that have existed in the marketplace without an NDA or ANDA. On March 3, 2011, the FDA announced its intent to remove certain unapproved prescription cough, cold, and allergy products from the U.S. market and named products from two cough and cold product families that Pernix sold, as well as certain Cypress products. The FDA provided three dates for the cessation of manufacturing, shipping or other introduction or delivery into commerce – March 3, 2011 for drugs not listed with the FDA under Section 510 of the FDCA, June 1, 2011 for cessation of manufacturing of listed drugs and August 31, 2011 for cessation of shipping of listed drugs covered by the notice. Manufacturing or shipping of the drug products covered by the notice beyond the date specified can result in enforcement action, including seizure, injunction, or other judicial or administrative proceedings. The time periods will not be extended for those who have submitted but not yet received approval of an NDA or ANDA application for a drug product covered by the notice. The Company completed the conversion of the ALDEX and BROVEX product families, two of our legacy cough and cold product families, to OTC monograph from DESI drugs in 2011. The Company believes it has appropriately marketed these lines as OTC monograph products. If the FDA were to disagree with our determination, it could require the removal of our unapproved products from the market.  We voluntarily discontinued these products in 2013.

    The Company’s authorized generic products that are OTC monograph products have not been affected by the FDA announcement. Certain Macoven generic products that were not marketed as OTC monograph were converted, and we did not experience any suspension, delay or interruption in our sales of these products. Our remaining generic DESI cough and cold products that were not being converted to OTC monograph were phased out by 2011 and did not have a material impact on the results of operations or financial condition of the Company. If the FDA were to disagree with our determination, it could ask or require the removal of our unapproved products from the market; however, this would no longer have a material impact on our gross sales.

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

●
the Foreign Corrupt Practices Act and similar anit-bribery laws in countries outside of the U.S., such as the U.K. Bribery Act of 2010, prohibit companies and their intermediaries from making, or offering or promising to make, improper payments for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

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

            In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. These include proposals to permit reimportation of pharmaceutical products from other countries and proposals concerning safety matters. For example, in an attempt to protect against counterfeiting and diversion of drugs, a bill was introduced in a previous Congress that would establish an electronic drug pedigree and track-and-trace system capable of electronically recording and authenticating every sale of a drug unit throughout the distribution chain. This bill or a similar bill may be introduced in Congress in the future. California has already effected legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. Compliance with California and any future federal or state electronic pedigree requirements will likely require an increase in our operational expenses and will likely be administratively burdensome. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

    The Food and Drug Administration Amendments Act of 2007, or the FDAAA, grants a variety of new powers to the FDA, many of which are aimed at improving drug safety and assuring the safety of drug products after approval. The amendments, among other things, require some new drug applicants to submit risk evaluation and minimization strategies to monitor and address potential safety issues for products upon approval, grant the FDA the authority to impose risk management measures for marketed products and to mandate labeling changes in certain circumstances, and establish new requirements for disclosing the results of clinical trials. Companies that violate the law are subject to substantial civil monetary penalties. Additional measures have also been enacted to address the perceived shortcomings in the FDA’s handling of drug safety issues, and to limit pharmaceutical company sales and promotional practices. While the FDAAA has had, and is expected to have, a substantial effect on the pharmaceutical industry, the full extent of that effect is not yet known. As the FDA issues further regulations, guidance and interpretations relating to this legislation, the impact on the industry as well as our business will become clearer. The requirements and other changes that the FDAAA imposes may make it more difficult, and likely more costly, to obtain approval of new pharmaceutical products and to produce, market and distribute existing products. Our and our partners’ ability to commercialize approved products successfully may be hindered, and our business may be harmed as a result.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

    Not applicable.

ITEM 2.      PROPERTIES

    In June 2014, we began leasing 6,428 square feet of office space in Morristown, New Jersey, which serves as our corporate headquarters. The term of this lease expires July 2020 and our lease payment per month is approximately $15,000 per month, which is subject to certain annual escalators.

    In November 2014, we began leasing 5,249 square feet of office space in Mount Pleasant, South Carolina, which serves as our accounting office. The term of this lease expires in January 2020 and our lease payment per month is approximately, $7,000 per month, which is subject to certain annual escalators. Prior to November 2014, we leased 3,184 square feet of office space in Mount Pleasant, South Carolina, which served as our accounting office. The lease was terminated in November 2014 and prior to termination our lease payments were approximately $4,000 per month.

    We own approximately 118 acres of undeveloped land in Charleston County, South Carolina which we acquired in our merger with Golf Trust America, Inc. in March 2010.

ITEM 3.      LEGAL PROCEEDINGS

In re Somaxon Pharmaceuticals, Inc. Shareholder Litigation (Lead Case No. 37-201200087821-CU-SLCTL)

    A purported class action lawsuit was filed in the Superior Court of California County of San Diego by Daniele Riganello, who, prior to the consummation of the merger between Pernix and Somaxon on March 6, 2013 (the “Merger”), was an alleged stockholder of Somaxon  (Riganello v. Somaxon, et al., No. 37-201200087821-CU-SLCTL). A second purported class action was also filed in the court by another alleged stockholder (Wasserstrom vs. Somaxon, et al., No. 37-2012-00029214-CU-SL-CTL). Both plaintiffs filed amended complaints on January 18, 2013. The lawsuits were consolidated into a single action captioned In re Somaxon Pharmaceuticals, Inc. Shareholder Litigation (Lead Case No. 37-201200087821-CU-SLCTL). The operative complaint named as defendants Somaxon, Pernix, Pernix Acquisition Corp. I, as well as each of the former members of Somaxon’s board of directors (the “Individual Defendants”). It alleged, among other things, that (i) the Individual Defendants  breached fiduciary duties they assertedly owed to Somaxon’s former stockholders in connection with the Merger (ii) Somaxon and Pernix aided and abetted the purported breaches of fiduciary duty; (iii) the merger consideration was unfair and inadequate; and (iv) the disclosures regarding the Merger in the Registration Statement on Form S-4, initially filed with the Securities and Exchange Commission (“SEC”) on January 7, 2013 (as amended, the “Proxy Statement/Prospectus”), were inadequate.

    On January 24, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Pernix and the other named defendants in such litigation signed a memorandum of understanding (the “MOU”) to settle such litigation. The MOU resolves the claims brought in such litigation and provides a release and settlement by the purported class of Somaxon’s former stockholders of all claims against the defendants and their affiliates and agents in connection with the Merger. The parties executed a stipulation of settlement setting forth a plaintiff’s fee of $185,000 on July 3, 2013.  The court entered a preliminary approval of the settlement on January 17, 2014 and the final settlement approval hearing occurred on April 25, 2014.  We paid the $185,000 plaintiff’s fee and attorney’s fees of $15,000 and the case has been dismissed.

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

Classen Immunotherapies, Inc. v. Somaxon Pharmaceuticals, Inc. (C.D. Calif.)

    On August 1, 2012, a complaint for patent infringement was filed against Somaxon (now Pernix Sleep) by Classen Immunotherapies, Inc. in the United States District Court for the Central District of California. The complaint alleges that Somaxon infringed one or more claims of two of plaintiff’s patents by conducting one or more clinical studies relating to Silenor and seeking FDA approval for Silenor. The plaintiff seeks damages, including for willful infringement, and attorneys’ fees. We believe that none of Somaxon’s activities has infringed plaintiff’s patents.  We also do not believe that any potential damages in this case, given the nature of the patents, would amount to a material impact on Pernix.  Finally, Somaxon was granted a motion for summary judgment giving the plaintiff leave to amend its complaint, which it did.  Recently, Somaxon was granted a second motion for summary judgment to dismiss the amended complaint.  Plaintiff appealed in mid-July 2013, and Somaxon filed its brief in response on September 12, 2013.  The parties had oral arguments on January 9, 2014 on the plaintiff’s appeal of the second motion for summary judgment.  On January 17, 2014, the court affirmed the district court’s favorable ruling for us.  The plaintiff petitioned the court for a rehearing, which was denied by the Court on March 21, 2014.

Frontline Pharmaceuticals LLC vs. Pernix Therapeutics Holdings, Inc. (S.D. NY)

    On October 24, 2014, a complaint was filed by Frontline Pharmaceuticals LLC (“Frontline”) asserting claims against Pernix for breach of contract and unjust enrichment, alleging that Frontline was promised warrants to purchase 500,000 shares of Pernix common stock at an exercise price of $3.60 per share in connection with work allegedly performed by Frontline in connection with the our February 2014 convertible note offering. The parties entered into a settlement agreement effective as of December 31, 2014 pursuant to which we issued to Frontline warrants to purchase 500,000 shares of Pernix common stock at an exercise price of $3.60 per share.

ITEM 4.   MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    On January 16, 2013, Pernix received approval from the NASDAQ Stock Market to transfer its common stock listing from the NYSE MKT LLC to the NASDAQ Global Market effective January 28, 2013. Pernix’s common stock is listed on the NASDAQ Global Market under the symbol “PTX.” On February 23, 2015, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, the closing price of Pernix’s common stock as reported on the NASDAQ Global Market was $9.58 per share. The following table sets forth, for the fiscal quarters indicated, the high and low intraday sales prices per share of Pernix’s common stock as quoted on the NYSE MKT LLC through January 27, 2013 and as quoted on the NASDAQ Global Market commencing January 28, 2013.

	Price range of common stock
	High	Low
Year Ended December 31, 2013:
First Quarter	8.34	4.57
Second Quarter	5.18	2.93
Third Quarter	4.30	2.64
Fourth Quarter	3.59	1.68
Year Ended December 31, 2014:
First Quarter	6.02	2.05
Second Quarter	9.36	4.07
Third Quarter	9.56	6.06
Fourth Quarter	11.68	7.10

Stockholder Information

    On February 25, 2015, Pernix had 38,386,381 shares of common stock outstanding. As of February 23, 2015, those shares were held of record by approximately 91 registered holders.  Because substantially all of our common shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

    Pernix did not declare or pay any cash dividends for the years ended December 31, 2014, 2013 and 2012, and we do not anticipate paying dividends in the foreseeable future. Additionally, our Amended Credit Agreement with MidCap and the Indentures governing the February 2014 Convertible Notes and the Treximet Notes include restrictions on our ability to make dividends and distributions. For additional information, see Note 16, Debt and Lines of Credit, to our consolidated financial statements included in this Annual Report on Form 10-K.

Stock Performance Graph

The following stock performance graph illustrates a comparison of the annual percentage change in the cumulative total stockholder return on our common stock.  The graph assumes an initial investment of $100 on December 31, 2009.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly-announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2014 through October 31, 2014	—	$—	—	$1,150,130
November 1, 2014 through November 30, 2014	—	$—	—	$1,150,130
December 1, 2014 through December 31, 2014	—	$—	—	$1,150,130
Total	—	$—	—	$1,150,130

(1)
On May 12, 2010, our Board of Directors authorized the repurchase of up to $5.0 million in shares of our common stock. As of December 31, 2014, approximately $1,150,130 remained available under the repurchase plan. The repurchase plan does not have a termination date and may be eliminated by our Board at any time.

Equity Compensation Plan Information

    The following table sets forth information with respect to our common stock that has been authorized for issuance under all of Pernix’s equity compensation plans as of December 31, 2014. Pernix does not have any equity compensation plans which were not approved by its stockholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)
Equity Compensation Plans Approved by Security Holders	4,691,084	5.35	2,043,820
Equity Compensation Plans Not Approved by Security Holders	-		-
Total	4,691,084	5.35	2,043,820

(1)
Includes 139,950 restricted shares that have vesting dates up to February 11, 2018; 48,000 options, in the aggregate, issued under GTA’s 2007 Stock Incentive Plan; and 4,503,134 options, in the aggregate, issued under our Amended and Restated 2009 Stock Incentive Plan (the “Plan”).

(2)
Includes 1,212,127 shares remaining available for issuance under our 2009 Plan, which may be issued as options, stock appreciation rights, restricted stock, restricted stock units or performance awards, and 831,693 shares remaining to be granted under our 2010 Employee Stock Purchase Plan.

Recent Sales of Unregistered Securities

    During 2014, we issued an aggregate of 70,000 shares of common stock to ParaPRO, LLC pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $255,000.

    As of December 31, 2014 we issued to Frontline Pharmaceuticals LLC (“Frontline”) warrants to purchase 500,000 shares of Pernix common stock at an exercise price of $3.60 per share.  The warrants were issued as compensation for services Frontline provided us in connection with the sale of $65.0 million of February 2014 Convertible Notes and in connection with the settlement of a lawsuit instituted by Frontline against us in October 2014. The exercise price of the warrant equals the conversion price of the convertible notes.

ITEM 6.   SELECTED FINANCIAL DATA

    The selected financial data set forth below for the years ended December 31, 2014, 2013, and 2012 and at December 31, 2014 and 2013 are derived from and should be read in conjunction with our audited financial statements, including the notes thereto, included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011, and 2010 are derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014 (1,2,3,4,5,6,7)	2013 (2,3,4,5,6,7,8)	2012 (4,5,6,7,8)	2011 (7,8)	2010 (8)
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$121,747	$84,872	$61,313	$60,606	$33,227

Expenses:
Cost of sales	45,156	43,870	23,377	20,921	6,182
Selling, general and administrative expenses	62,967	62,551	35,452	22,158	15,188
Research and development	3,938	4,798	732	922	998
Loss from operations of the joint venture	−	−	240	814	−
Loss disposal of assets, impairments of intangibles	242	19,638	−	380	−
Loss on sale of PML (including impairment charge)	6,659
Depreciation and amortization expense	32,999	8,676	3,201	2,303	1,239
Total costs and expenses	151,961	139,533	63,002	47,498	23,607

Income (loss) from operations	(30,214)	(54,661)	(1,689)	(13,308)	9,620

Other income (expense)	(18,797)	8,269	(95)	(171)	1,175

Income (loss) before income taxes	(49,011)	(46,392)	(1,784)	12,937	10,795

Income tax expense (benefit)	(13,725)	(20,757)	(374)	4,589	1,486

Net income (loss)	$(35,286)	$(25,635)	$(1,410)	$8,348	$9,309

Net income (loss) per share - basic	$(0.93)	$(0.70)	$(0.05)	$0.35	$0.40

Net income (loss) per share - diluted	$(0.93)	$(0.70)	$(0.05)	$0.34	$0.40

	2014 (1,2,3,4,5,6,7)	2013 (2,3,4,5,6,7)	2012 (4,5,6,7)	2011 (7)	2010
Balance Sheet Data:
Cash and cash equivalents	$34,855	$15,647	$23,023	$34,551	$8,260
Total assets	487,413	211,386	251,447	82,564	46,034
Debt (current and non-current)	292,345	18,310	43,636	6,000	−
Contractual obligations (current and non-current)	11,229	19,791	15,896	1,890	4,000
Stockholders' equity	$83,592	$110,722	$78,539	$49,624	$18,905

(1)
On August 20, 2014, we completed the acquisition of the U.S. intellectual property rights to the pharmaceutical product, Treximet.  The results of operations have been included in our consolidated financial statements since the acquisition date.

(2)
On March 6, 2013, we acquired all of the outstanding common stock of Pernix Sleep.  The Somaxon acquisition broadened our product portfolio to include Silenor, a non-controlled substance approved for the treatment of insomnia characterized by difficulty with sleep maintenance.  The results of operations have been included in our consolidated financial statements since the acquisition date.

(3)	On September 11, 2013, we completed the sale of certain of our generic assets held by Cypress.

(4)
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

(5)
On July 2, 2012, we acquired the business assets of Great Southern Laboratories, or GSL, a pharmaceutical contract manufacturing company located in Houston, Texas.  The results of operations have been included in our consolidated financial statements since the acquisition date.  On April 21, 2014, we closed on the sale of this facility.  The impact of the sale of this facility was a decrease in expense due to the costs related to the employees transferred to the buyer of $3.0 million.

(6)
On February 10, 2012, we entered into a controlled equity offering sales agreement.  We sold 2,966,739 shares of common stock under this controlled equity program for total net proceeds of approximately $23.8 million and closed the controlled equity offering on May 1, 2012.

(7)
On July 27, 2011, we completed an underwritten registered direct offering of 4,000,000 shares of common stock (3,000,000 shares of which were sold by Pernix and 1,000,000 shares of which were sold by certain selling shareholders).  Net proceeds from the transaction were approximately $19.3 million.

(8)
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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

     The discussion below contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of current or historical fact, including statements regarding our current expectations of our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities and any other statements about management’s future expectations, beliefs, goals, plans or prospects, constitute forward-looking statements. We have tried to identify forward-looking statements by using words such  as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would,” ”anticipate,” “expect” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the rate and degree of market acceptance of, and our ability and our distribution and marketing partners’ ability to obtain reimbursement for, any approved products; our ability to successfully execute our sales and marketing strategy, including to continue to successfully recruit and retain sales and marketing personnel in the U.S.; our ability to obtain additional financing; our ability to maintain regulatory approvals for our products; the accuracy of our estimates regarding expenses, future revenues and capital requirements; our ability to manage our anticipated future growth; the ability of our products to compete with generic products as well as new products that may be developed by our competitors; our ability and our distribution and marketing partners’ ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products; the performance of our manufacturers, over which we have limited control; our ability to obtain and maintain intellectual property protection for our products; our ability to operate our business without infringing the intellectual property rights of others; the success and timing of our clinical development efforts; the loss of key scientific or management personnel; regulatory developments in the U.S. and foreign countries; our ability to either acquire or develop and commercialize other product candidates in addition to our current products and other risks detailed above in Part I—Item 1A “Risk Factors.”

    Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. In addition, any forward-looking statements in this Annual Report on Form 10-K represent our views only as of the date of this Annual Report on Form 10-K and should not be relied upon as representing our views as of any subsequent date. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so unless required by law, whether as a result of new information, future events or otherwise. Our forward-looking statements do not reflect the potential impact of any acquisitions, mergers, dispositions, business development transactions, joint ventures or investments we may enter into or make in the future.

Overview

    We are a specialty pharmaceutical company focused on improving patients’ lives by identifying, developing and commercializing differentiated products that address unmet medical needs. Our strategy is to continue to create shareholder value by:

●	Growing sales of the existing products in our portfolio in various ways, including identifying new growth opportunities;

●	Acquiring additional marketed specialty products or products close to regulatory approval to leverage our existing expertise and infrastructure; and

●	Pursuing targeted development of a pipeline of post-discovery specialty product candidates.

    We target underserved segments, such as central nervous system (CNS) indications, including neurology and psychiatry, as well as other specialty therapeutic areas.  We promote our core branded products to physicians through our sales force.  We promote our non-core branded products, such as our cough and cold products, through contracted sales organizations, and we market our generic products through our wholly owned subsidiaries, Macoven and Cypress.

Our branded products include Treximet, a medication indicated for the acute treatment of migraine attacks, with or without aura, in adults, Silenor, a non-controlled substance and approved medication indicated for the treatment of insomnia characterized by difficulty with sleep maintenance, Cedax, an antibiotic for middle ear infections, and a family of prescription treatments for cough and cold (Zutripro, Rezira, and Vituz). During the third quarter we engaged a contract sales team to promote Cedax and entered into an agreement with a third party to promote Zutripro, Rezira, and Vituz. The term of these agreements cover the cough and cold season and currently terminate on March 31, 2015. We also promote Khedezla, for major depressive disorder through an Exclusive License Agreement with Osmotica Pharmaceutical Corp. See Part I, Item 1 – Business included in this Annual Report on Form 10-K for additional information regarding our products and product candidates.

Annual Update

The following significant transactions and/or events occurred during 2014:

●
Completed our acquisition of the United States intellectual property rights to the pharmaceutical product, Treximet through our wholly owned subsidiary PIL for an aggregate acquisition cost of $257.3 million. See Note 4, Business Combinations and Other Acquisitions, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

●
Issued $220.0 million aggregate principal amount of our 12.0% Senior Secured Notes due 2020 during August 2014 (“Treximet Notes”). For additional information see Note 16, Debt and Lines of Credit, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and herein under the heading “Liquidity and Capital Resources”.

●
During February 2014, issued $65.0 million aggregate principal amount of our 8.00% Convertible Senior Notes due 2019 (“February 2014 Convertible Notes”). For additional information see Note 16, Debt and Lines of Credit, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and herein under the heading “Liquidity and Capital Resources”.

●
In November 2014, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and units.  The shelf registration statement includes a sales agreement prospectus covering the offering, issuance and sale of up to $100.0 million of shares of our common stock that may be issued and sold under the Controlled Equity Offering Sales Agreement, dated November 7, 2014, between us and Cantor Fitzgerald & Co. as agent. This program will provide us with financial flexibility and the ability to opportunistically access the capital markets. Also in November 2014, we filed an acquisition shelf registration statement on Form S-4 with the SEC, which will enable us to issue up to 12.0 million shares of our common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities, whether by purchase, merger or any other form of business combination. We currently have no immediate plans to issue securities pursuant to either of these registration statements.  For additional information see Note 19, Stockholders’ Equity, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and herein under the heading “Liquidity and Capital Resources”.

●
During April 2014 we completed our disposition of the business assets of PML a pharmaceutical contract manufacturing company located in Houston, Texas. We received approximately $1.2 million in proceeds net of the assumed mortgage and working capital liabilities at closing and expect to realize approximately $5.0 million in annualized costs savings from the divestiture. As part of the agreement, the purchaser will continue to manufacture the existing Pernix products under a long-term supply agreement with terms similar to those provided to us by other third-party manufacturers. For additional information see Note 5, Asset Dispositions, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K .

●
During 2014 we relocated our corporate headquarters to Morristown, New Jersey and replaced our entire senior management team as well as reconfigured our board of directors to replace insiders with independent directors that each have over fifteen years of experience in the pharmaceutical industry.

    See further discussion herein under the heading “Liquidity and Capital Resources”.

Results of Operations

    The following table summarizes our results of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,				Years Ended December 31,
	2014	2013	Increase / (Decrease)		2013	2012	Increase / (Decrease)
Net revenues	$121,747	$84,872	43%		$84,872	$61,313	38%
Cost of product sales	45,156	43,870	3%		43,870	23,377	88%
Selling, general and administrative
Expense	62,967	62,551	1%		62,551	35,452	76%
Research and development expense	3,938	4,798	(18)%		4,798	732	555%
Loss from operations of joint venture	─	─	N/A	(1)	─	240	N/A (1)
Loss on disposal of assets	242	19,638	N/A	(1)	19,638	─	N/A (1)
Loss on sale of PML (including
impairment charge)	6,659	─	N/A	(1)	─	─	N/A (1)
Depreciation and amortization
Expense	32,999	8,676	280%		8,676	3,201	171%
Change in fair value of put right	─	8,361	N/A	(1)	8,361	─	N/A (1)
Change in fair value of contingent
consideration	─	(805)	N/A	(1)	(805)	─
Gain on contingent consideration
and put right	─	(16,269)	N/A	(1)	(16,269)	─	N/A (1)
Interest expense, net	18,797	4,049	364%		4,049	95	4,162%
Gain on sale of investment	─	(3,605)	N/A	(1)	(3,605)	─	N/A (1)
Income tax benefit	(13,725)	(20,757)	(34)%		(20,757)	(374)	5,450%

(1) Comparison to prior period not meaningful.

Comparison of the Year Ended December 31, 2014 and 2013

Net Revenues

    Net revenues consist of net product sales and revenue from co-promotion and other revenue sharing agreements, as well as revenue from PML until our manufacturing operations were sold on April 21, 2014. We recognize product sales net of estimated allowances for product returns, price adjustments (customer rebates, managed care rebates, service fees, chargebacks, coupons and other discounts), government program rebates (Medicaid, Medicare and other government sponsored programs) and prompt pay discounts. The primary factors that determine our net product sales are the level of demand for our products, unit sales prices, the applicable federal and supplemental government program rebates, contracted rebates, service fees, chargebacks and other discounts that we may offer such as consumer coupon programs. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties in return for a percentage of revenue on sales we generate or on sales they generate.

    The following table sets forth a summary of our net revenues for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net product sales – Treximet	$54,775	$—	$—
Net product sales – Silenor	15,302	7,774	—
Net product sales - Other	47,929	69,758	51,375
Net product sales	118,006	77,532	51,375
Manufacturing revenue	1,025	3,011	5,424
Co-promotion and other revenue	2,716	4,329	4,514
Total Net Revenues	$121,747	$84,872	$61,313

    Net product sales – Treximet increased by $54.8 million during the year ended December 31, 2014 compared to the year ended December 31, 2013, as Treximet was acquired in August 2014, with the first sale occurring on September 2, 2014. Net product sales Silenor increased by $7.5 million, or 97%, during the during the year ended December 31, 2014 compared to the year ended December 31, 2013, as Silenor was acquired in March 2013, so there was a full year of sales in 2014 in addition to a price increase implemented in 2014 and the focused selling and marketing strategy implemented in 2014 to create more market awareness and grow sales. Net product sales – other decreased by $21.8 million, or 31%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. Declining net product sales - other was due to (i) the sale of certain Cypress generic products to Breckenridge in September 2013, (ii) the discontinuation of certain less profitable products, primarily generics, and certain OTC monograph seasonal cough and cold products (iii) the termination of certain contracts pursuant to which we marketed and distributed products for others and invoiced those sales and (iv) the increase of certain deductions such as managed care rebates and government rebates on certain brand products due to Consumer Price Index for All Urban Customers (“CPI-U”) penalties resulting from price increases. The decrease in net product sales – other was offset by price increases on certain products. Manufacturing revenue decreased by $2.0 million during the year ended December 31, 2014 compared to the year ended December 31, 2013, as we sold our manufacturing subsidiary, PML, in April 2014. Co-promotion and other revenue decreased by $1.6 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in co-promotion and other revenue was primarily attributable to the termination of the co-promotion agreement on Natroba and was partially offset by the increase in co-promotion revenue from our agreement with Cumberland that began in October 2013.

Cost of Product Sales

    Cost of product sales increased by $1.3 million, or 3%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily driven by an increase in royalty and collaboration expense of $11.7 million, of which $9.9 million was attributable to the royalty due to the patent holder of Treximet, equal to 18% of the product’s net sales. To a lesser extent, the increase was due to an increase in the allowance for obsolete and slow moving inventory, included in cost of sales, of $2.3 million and the cost of Treximet of $1.4 million. The increase was partially offset by a decrease in the cost of our products, excluding Treximet, of $7.3 million, a decrease in PML’s cost of product sales of $3.2 million and a decrease in the acquisition cost basis of the inventory sold of $3.7 million, as the majority of the Cypress and Somaxon acquired inventory has been sold. Gross profit margin as a percentage of net revenues (excluding costs of sales attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing) was 65.1% during the year ended December 31, 2014, compared to 55.8% for the year ended December 31, 2013. The increase in our gross profit margin percentage during the year ended December 31, 2014 was primarily due to a change in product mix, in particular, the addition of the Treximet product line. We expect cost of product sales to increase in 2015 over 2014, primarily due to expected growth in the sales of Treximet and Silenor, which will result in an increase in royalty expense as well as the costs of the Treximet and Silenor products.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $416,000, or 1%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was driven by an increase in marketing campaign costs of $6.7 million related to our Silenor and Treximet products, increased stock-based compensation of $2.6 million as well as increased compensation costs of our expanded management team. We also realized increases in consulting, professional fees, cost of samples, 3PL costs and coupon program administrative fees. These increases were partially offset by a decrease in litigation settlements and reserves of $7.2 million, a decrease in costs related to the employees transferred to the buyer in the sale of our manufacturing facility, PML, of $3.0 million and the effect of the cancellation of the ParaPRO, LLC stock options of previously recognized stock compensation expense of $1.7 million. We also realized decreases in deal costs, legal fees, freight fees and vehicle expense.

Research and Development

    Research and Development (“R&D”) expenses decreased by $860,000, or 18%, during the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to the reduction of expenses incurred related to the in-process research and development at Cypress as certain of these projects were transferred to Breckenridge connected with the sale of certain generic assets to them in September 2013 and others were discontinued.

Depreciation and Amortization Expense

    Depreciation and amortization expense increased by $24.3 million, or 280%, during the twelve months ended December 31, 2014 compared to the twelve months ended December 31, 2013. The increase was primarily as a result of $24.6 million of amortization related to the Treximet developed technologies acquired. The increase was partially offset by a decrease in depreciation expense of $340,000, due to the sale of Pernix Manufacturing and its related fixed assets in April 2014.

Interest Expense, net

    Interest expense, net, increased $14.7 million, or 364%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily driven by an increase in interest expense of $15.0 million, which was primarily due to the recognition of interest expense related to our $220.0 million Treximet Notes, issued in August 2014 and $65.0 million February 2014 Convertible Notes, issued in February 2014, of $9.8 million and $4.5 million, respectively. The increase was partially offset by a $220,000 increase in interest income primarily attributable to the implied interest of our promissory notes with Breckenridge. For further discussion, see Note 16, Debt and Lines of Credit, to our consolidated financial statements included in this Annual Report on Form 10-K.

Income Tax Provision

    During 2014, we recognized an income tax benefit of $13.7 million. Our 2014 effective rate from continuing operations rate was 28.0%. This tax benefit included a deferred tax benefit of approximately $11.8 million and an income tax provision of approximately $2.0 million. During 2013 we recognized an income tax benefit of $20.7 million. This tax benefit included a deferred tax benefit of $22.5 million offset by an income tax provision of $1.8 million. The change in the 2014 effective tax rate relates mainly to the tax effect of permanent difference on our pre-tax loss.  The 2013 effective income tax rate on continuing operations before utilization of our Federal net operating loss carryforwards, or NOLs and tax credit carryforwards in 2013 of 44.7% was higher than the statutory rate of 35% due to a number of factors, including various expenses not deductible for tax purposes. The decrease in the effective tax rate in 2014 compared to 2013 was primarily due to changes in income mix among the various jurisdictions in which we operate, as well as higher taxes in 2013 related to acquisition restructuring.

Comparison of the Year Ended December 31, 2013 and 2012

Net Revenues

    Net revenues increased $23.6 million, or 38%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The Cypress and Hawthorn product portfolio, acquired on December 31, 2012, contributed approximately $34.5 million in net revenues and the Somaxon product, acquired on March 6, 2013, contributed approximately $6.7 million in net revenues.  These increases were offset by a decrease in the net revenues of our legacy portfolio (pre-acquisition portfolio) of products of approximately $15.2 million and a decrease in the manufacturing revenue of approximately $2.4 million.  This decrease was due in part to (i) the discontinuation of the sale of certain generic products due to patent litigation settlement, (ii) the discontinuation of certain cough and cold products, and (iii) the change in the terms of the co-promotion agreement for Natroba with ParaPRO pursuant to which we no longer recognize the gross sales of Natroba.  Gross to net deductions as a percent of gross product sales have increased by approximately 10% primarily due to rebates under managed care contracts as well as coupon programs initiated on more of our products and increased utilization under our coupon programs.

Cost of Product Sales

    Cost of product sales increased $20.5 million, or 88% for the year ended December 31, 2013, compared to the year ended December 31, 2012. Approximately $6.4 million of this amount is from the increased basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions that was recognized for products sold during the year ended December 31, 2013. The remaining increase in basis of the inventory acquired in connection with the Cypress and Somaxon acquisitions is approximately $2.7 million, which is amortized on a pro-rata basis as the acquired inventory is sold and included in cost of sales in future periods.  The allowance for obsolete and slow moving inventory, included in cost of sales, was approximately $3.0 million in the year ended December 31, 2013 compared to approximately $822,000 in the year ended December 31, 2012.  Gross profit margin on the net sales of our products was 55.8% (excluding the increase in the cost of sales attributed to sales of the acquired inventory which has a significantly higher basis than the inventory purchased post-closing) and 61.9% for the years ended December 31, 2013 and 2012, respectively, a decrease of approximately 6.1%.  This decrease in gross margin is due to an increase in obsolete and slow moving inventory as well as an increase in the number of products subject to profit sharing arrangements.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased by $27.1 million, or 76%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was driven by an increase in overall compensation expense of $8.9 million, which was primarily due to the addition of Cypress employees effective January 1, 2013, and the addition of Pernix Manufacturing employees in July 2012, offset by decreases resulting from the reorganization of the consolidated company and the elimination and consolidation of certain management level and staff positions. Other selling, general and administrative expenses were increased by $18.3 million, or 101%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was primarily due to the incremental increase of the SG&A expenses from the acquisitions of Cypress, Somaxon and the manufacturing facility.  In addition, during the year ended December 31, 2013, Pernix recorded the fair value of the settlement of the Texas Medicaid litigation of approximately $9.8 million.

Research and Development Expenses

    Research and development expenses increased $4.1 million, or 555%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily due to expenses incurred related to the in-process research and development, including the compensation of the individuals in the R&D department, acquired in connection with the acquisition of Cypress and furthering the development of a late-stage pediatric product.

Depreciation and Amortization Expense

    Depreciation and amortization expense increased $5.5 million, or 171%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily driven by an increase in amortization expense of $5.1 million that was attributable to the amortization related to the intangible assets obtained in the acquisitions of Cypress and Somaxon. To a lesser extent, the increase was driven by an increase in depreciation expense of $348,000. For further discussion, see Note 12, Intangible Assets and Goodwill, to our consolidated financial statements included in Item 8 this Annual Report on Form 10-K.

Interest Expense, net

    Interest expense, net, increased $4.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily driven by an increase in interest expense of $4.0 million that was attributable to interest and related financing costs from the Midcap Amended and Restated Credit Agreement. The increase in interest expense, net, was partially offset by an increased in interest income of $60,000.  For further discussion, see Note 16, Debt and Lines of Credit, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Non-GAAP Financial Measures

    To supplement our financial results determined by U.S. generally accepted accounting principles (“GAAP”), we have also disclosed in the tables below the following non-GAAP information: (a) adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (b) adjusted EBITDA per basic and diluted common share. This financial measure excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. These non-GAAP financial measures exclude depreciation and amortization, net interest, taxes, deal expenses, share-based compensation expense, amortization of inventory step-up included in cost of product sales, change in fair value of put right, change in fair value of contingent consideration, gain on waiver of put right, gain on contingent consideration, loss on sale of PML (including impairment charge), loss on disposal of equipment gain on sale of investments, impairment of intangibles, loss from operations – joint venture, one-time litigation settlement, one-time contract termination fee, impact on returns from FDA reclassification of Hydrocodone products from C3 to C2, Treximet supplemental New Drug Application (“sNDA”) fee and severance expenses (comprehensively “Adjustment Items”). In addition, from time to time in the future there may be other items that we may exclude for the purposes of our non-GAAP financial measures; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of our non-GAAP financial measures. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude amounts that management and the board of directors do not consider part of core operating results or that are non-recurring when assessing the performance of the organization. We believe that inclusion of these non-GAAP financial measures provides consistency and comparability with past reports of financial results and provides consistency in calculations by outside analysts reviewing our results. Accordingly, we believe these non-GAAP financial measures are useful to investors in allowing for greater transparency of supplemental information used by management.

    We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Adjustment Items that are excluded from our non-GAAP financial measures can have a material impact on net earnings. As a result, these non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, net loss, cash flow from operations or other measures of performance prepared in accordance with GAAP. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. Investors are encouraged to review the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measures that are included elsewhere in this Annual Report on Form 10-K.

    Reconciliation of GAAP reported net loss to adjusted EBITDA and the related per share amounts are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014		2013	2012
GAAP net loss	$(35,286)		$(25,635)	$(1,410)
Adjustments:
Interest expense, net	18,797		4,049	95
Depreciation and amortization	32,999		8,676	3,201
Income tax expenses (benefit)	(13,725)		(20,756)	(374)
EBITDA	2,785		(33,666)	1,512
Net revenues adjustments	1,257	(1)	─	─
Cost of product sales adjustments	2,617	(2)	6,359 (2)	─
Selling, general and administrative adjustments	9,118	(3)	14,288 (3)	4,359 (3)
Research and development adjustments	1,168	(4)	─	─
Loss from operations of the joint venture	─		─	240
Loss on disposal of assets, impairment of intangibles	242		19,638	─
Loss on sale of PML (including impairment charge)	6,659		─	─
Change in fair value of put right	─		8,361	─
Change in fair value of contingent consideration	─		(805)	─
Gain on contingent consideration and put right	─		(16,269)	─
Gain on sale of investment	─		(3,605)	─
Adjusted EBITDA	$23,846		$(5,699)	$6,111

Basic adjusted EBITDA per common share	$0.63		$(0.16)	$0.22
Diluted adjusted EBITDA per common share	$0.44		$(0.16)	$0.21

Weighted average number common shares outstanding	37,871		36,444	28,146
Weighted average number common shares outstanding
assuming dilution	54,792	(5)	36,444	28,683

(1) To exclude one-time contract termination fee of $700 and impact on returns from FDA reclass of Hydrocodone products from C3 to C2 classification of $557 for the year ended December 31, 2014
(2) To exclude amortization of inventory step-up of $2,617 and $6,359, for the year ended December 31, 2014 and 2013, respectively.
(3) To exclude deal expenses of $1,027, $1,371 and $1,001; stock compensation expense of $4,687, $2,048 and $2,654; stock compensation – ParaPRO of ($1,175), $548, and $685; severance expense of $1,078, $540 and $18 and non-recurring litigation settlement expense of $3,500, $9,780 and $0 for the year ended December 31, 2014, 2013 and 2012, respectively.

(4) To exclude expense associated with Treximet’s sNDA of $1,168 for the year ended December 31, 2014.
(5) Includes the dilutive effect of the February 2014 Convertible Notes, warrants and stock awards of 15,533 shares, 116 shares and 1,272 shares, respectively.

Liquidity and Capital Resources

    As of December 31, 2014, we had cash and cash equivalents of $34.9 million, borrowing availability of $32.7 million under our $20.0 million revolving loan and a related $20.0 million uncommitted accordion feature and long-term debt of $285.0 million.

    During February 2014 we entered into Amendment No. 1 to the Amended and Restated Credit Agreements (the “Agreement” and together with the Amended and Restated Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with MidCap Funding IV, LLC, as Agent and as a lender (“MidCap”), and the other lenders from time to time parties thereto.  The Amendment provided for the addition of a $20.0 million uncommitted accordion feature to the lenders’ existing $20.0 million revolving loan commitment. Our long-term debt included $220.0 million aggregate principal amount of our 12.0% Senior Secured Notes issued August 19, 2014 and due August 1, 2020 (“Treximet Notes”) and $65.0 million aggregate principal amount of our 8.0% Convertible Senior Notes, issued February 21, 2014 and due February 15, 2019, (“February 2014 Convertible Notes”) unless earlier converted. See Note 16, Debt and Lines of Credit, to our consolidated financial statements included in this report for additional information regarding our MidCap credit facility, the February 2014 Convertible Notes and the Treximet Notes.

    During 2014 we generated cash flows from operations of $8.9 million. During 2013 and 2012 we utilized cash from operations of ($6.5) million and ($1.9) million, respectively. We expect to continue to generate positive cash flow from operations. On August 20, 2014, we, through our wholly owned subsidiary Pernix Ireland Limited (“PIL”), formerly known as Worrigan Limited, completed the acquisition  of the U.S. intellectual property rights to the pharmaceutical product, Treximet, from GlaxoSmithKline plc and certain of its related affiliates (together “GSK”). There were no other tangible or intangible assets acquired or liabilities assumed related to Treximet intellectual property from GSK. The total purchase price consisted of an upfront cash payment of $250.0 million paid to GSK upon closing of the transaction, and $17.0 million payable to GSK upon receipt of an updated Written Request for pediatric exclusivity from the FDA, subject to certain deductions based on delays in supplying the commercial product to us. Subsequently, the deductions resulting from delays in supplying the commercial product reduced the $17.0 million payable amount to $1.95 million. We funded the acquisition with $220.0 million in debt, the Treximet Notes, plus approximately $32.0 million from available cash.

    In November 2014, we filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and units.  The shelf registration statement includes a sales agreement prospectus covering the offering, issuance and sale of up to $100.0 million of shares of our common stock that may be issued and sold under the Controlled Equity Offering Sales Agreement, dated November 7, 2014, between us and Cantor Fitzgerald & Co. as agent. This program will provide us with financial flexibility and the ability to opportunistically access the capital markets.

    Also in November 2014, we filed an acquisition shelf registration statement on Form S-4 with the SEC, which will enable us to issue up to 12.0 million shares of our common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities, whether by purchase, merger or any other form of business combination.

    We currently have no immediate plans to issue securities pursuant to either of these registration statements.  For additional information see Note 19, Stockholders’ Equity, to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

    Our future capital requirements will depend on many factors, including:

●	the level of product sales of its currently marketed products and any additional products that we may market in the future;

●	the extent to which we acquire or invests in products, businesses and technologies;

●	the level of inventory purchase commitments under supply, manufacturing, license and/or co-promotion agreements;

●	the scope, progress, results and costs of development activities for our current product candidates;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the number of, and development requirements for, additional product candidates that we pursue;

●	the costs of commercialization activities, including product marketing, sales and distribution;

●	the costs and timing of establishing manufacturing and supply arrangements for clinical and commercial supplies of our product candidates and products;

●	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar arrangements for our marketed products and product candidates; and

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to us.

    A significant portion of our planned expenditures for 2015 are expenses in connection with our development programs, notably our planned OTC launch for a pediatric product which is expected to end phase II development in 2015 and our planned Rx to OTC switch for Silenor.  As of  February 23, 2015, we believe that our existing cash balance, cash from operations and funds remaining available under our Midcap $20.0 million revolving loan and related $20.0 million uncommitted accordion feature will be sufficient to fund our existing level of operating expenses, current development activities and general capital expenditure requirements through 2015.

    GSK has claimed that we owe them damages relating to an alleged breach by us of a covenant contained in the Asset Purchase and Sale Agreement dated as of May 13, 2014 by and among GSK and its affiliates and us pertaining to a pre-existing customer agreement.  As of December 31, 2014, GSK alleged damages of approximately of $8.5 million.  We intend to vigorously contest GSK's allegations that its damages are a result of our breach and that they are compensable under the Asset Purchase and Sale Agreement or otherwise.  As of December 31, 2014, a settlement reserve of $3.5 million has been recorded.  Any material liability resulting from this claim could negatively impact the Company’s financial results.

    On each Payment Date, commencing August 1, 2015, the Company will pay an installment of principal on the Treximet Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Notes on such Payment Date of $6.6 million per quarter).   Pursuant to the August 2014 Indenture, there is no principal payment applicable to Treximet sales in the third and fourth quarters of the fiscal year ended December 31, 2014.  The first principal payment is due on August 1, 2015 and will be calculated on net sales for the first and second quarters of 2015, less interest paid during those same two quarters.   At each month-end beginning with January 2015, the net sales of Treximet will be calculated, the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment must be paid at that time.    The balance outstanding on the Treximet Notes, or the full amount of the $220 million principal of the notes if the calculation as described does not result in any principal payments during the term of the Treximet Notes, will be due on the maturity date of the Treximet Notes which is August 1, 2020.  Based on the calculation of the principal payments and the fact that under the circumstance where the calculation does not result in any excess to be applied to principal then no principal would be due, the Company has recorded the $220 million of Treximet Notes as long term as of December 31, 2014.

    To continue to grow our business over the longer term, we may need to commit substantial resources to one or more of product acquisition, product development and clinical trials of product candidates, business acquisition, technology acquisition and expansion of other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue new operations or the expansion of our existing operations.

Cash Flows

    The following table provides information regarding our cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Year Ended December 31, (in thousands)
Cash (used in) provided by	2014	2013	2012
Operating activities	$8,896	$(6,531)	$(1,926)
Investing activities	(249,922)	23,386	(64,897)
Financing activities	260,234	(24,231)	55,295
Net increase (decrease) in cash and cash equivalents	$19,208	$(7,376)	$(11,528)

Comparison of the Year Ended December 31, 2014 and 2013

Net cash provided by (used in) operating activities

    Net cash provided by (used in) operating activities during 2014 was $8.9 million, an increase of $15.4 million from cash used in operating activities during 2013 of ($6.5) million. The $8.9 million provided by operating activities during 2014 was driven by: net loss of $35.3 million, adjusted by non-cash expenses totaling $45.5 million, offset by a non-cash deferred income tax benefit of $11.8 million and $10.5 million in net changes in accounts receivable, inventories, accounts payable, accrued expenses and other operating assets and liabilities. The $6.5 million used in operating activities during 2013 was primarily driven by: net loss of $25.6 million, adjusted by non-cash expenses totaling $19.8 million, offset by a non-cash deferred income tax benefit of $22.5 million and $21.8 million in net changes in accounts receivable, inventories, accounts payable, accrued expenses and other operating assets and liabilities.

Net cash provided by (used in) investing activities

    Net cash provided by (used in) investing activities during 2014 was ($249.9) million, which represents a decreased of $273.3 million from the cash provided by investing activities during 2013 of $23.4 million. The $249.9 million used in investing activities during 2014 was primarily driven by $255.0 million related to the acquisition of Treximet, partially offset by $4.9 million related to payments received on our notes receivable from Breckenridge. The $23.4 million cash provided by investing activities during 2013 was primarily driven by $19.6 million of proceeds from the sale of certain Cypress assets and $4.6 million in proceeds from the sale of TherapeuticsMD stock.

Net cash provided by (used in) financing activities

    Net cash provided by (used in) financing activities during 2014 was $260.2 million, which represents an increase of $284.5 million from cash used in financing activities during 2013 of ($24.2) million. The $260.2 million provided by financing activities during 2014 was primarily attributable to proceeds from the issuance of our February 2014 Convertible Notes and Treximet Notes, of $65.0 and $220.0 million, respectively, partially offset by financing cost payments, primarily related to the issuance of the February 2014 Convertible Notes and the Treximet Notes, of $14.1 million and net proceeds from our revolving credit facility of $9.5 million. The $24.2 million used in financing activities during 2013 was primarily attributable to prepayments of $12.5 million related to the term loan that had previously been outstanding under our original credit agreement with MidCap and $10.0 million of principal payments on the new term loan.

Comparison of the Year Ended December 31, 2013 and 2012

Net cash provided by (used in) operating activities

    Net cash provided by (used in) operating activities during 2013 was ($6.5) million, an increase of $4.6 million from cash used in operating activities during 2012 of ($1.9 million). The $6.5 million used in operating activities during 2013 was primarily driven by: net loss of $25.6 million, adjusted by non-cash expenses totaling $19.8 million, offset by a non-cash deferred income tax benefit of $22.5 million and $21.8 million in net changes in accounts receivable, inventories, accounts payable, accrued expenses and other operating assets and liabilities. The $1.9 million used in operating activities during 2012 was primarily driven by: net loss of $1.4 million, adjusted by non-cash expenses totaling $6.8 million, partially offset by a non-cash deferred income tax benefit of $1.8 million and $5.5 million in net changes in accounts receivable, inventories, accounts payable, accrued expenses and other operating assets and liabilities.

Net cash provided by (used in) investing activities

    Net cash provided by (used in) investing activities during 2013 was $23.4 million, which represents an increase of $88.3 million from the cash used in investing activities during 2012 of ($64.9) million. The $23.4 million cash provided by investing activities during 2013 was primarily driven by $19.6 million of proceeds from the sale of certain Cypress assets and $4.6 million in proceeds from the sale of TherapeuticsMD stock. The ($64.9) million cash used in investing activities during 2012 was primarily attributable to cash used in the acquisition of Cypress Pharmaceuticals and Great Southern Laboratories of $51.7 million and $4.7 million, respectively as well as the acquisitions of the license from SEEK for the non-codeine antitussive drug in development and the Omeclamox license of $5.0 million and $2.4 million, respectively.

Net cash provided by (used in) financing activities

    Net cash provided by (used in) financing activities during 2013 was ($24.2) million, which represents a decrease of $79.5 million from cash provided by financing activities during 2012 of $55.3 million. The $24.2 million used in financing activities during 2013 was primarily attributable to prepayments of $12.5 million related to the term loan that had previously been outstanding under our original credit agreement with MidCap and $10.0 million of principal payments on the new term loan. The $55.3 million used in financing activities during 2012 was primarily driven by $40.0 million in proceeds from our original credit agreement with MidCap, net of capitalized loan costs of approximately $1.9 million, and $23.8 million in net proceeds from our controlled equity offerings which was partially offset by $6.0 million in payments on our line or credit and $3.5 million in payments on contracts.

Critical Accounting Policies and Significant Estimates

    Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires our management to make estimates and assumptions that affect our reported assets and liabilities, revenues and expenses and other financial information. Reported results could differ significantly under different estimates and assumptions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

    A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We regard an accounting estimate or assumption underlying its financial statements as a “critical accounting estimate” where:

●
the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

●	the impact of the estimates and assumptions on its financial condition or operating performance is material.

    Our significant accounting policies are described in Notes 2, Summary of Significant Accounting Policies to our consolidated financial statements in  Item 8 of this Annual Report on Form 10-K. Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” We believe that our estimates relating to revenue recognition, sales allowances such as returns on product sales, government program rebates, customer coupon redemptions, wholesaler/pharmacy discounts, product service fees, rebates and chargebacks, sales commissions, amortization, depreciation, stock-based compensation, the determination of fair values of assets and liabilities in connection with business combinations and deferred income taxes fit the definition of “critical accounting estimates.”

Revenue Recognition

    Revenues are recognized when realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been performed and are billable; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. At the time of a product sale, estimates for a variety of sales deductions, such as returns on product sales, government program rebates, price adjustments and prompt pay discounts are recorded.

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

    We recognize revenue from milestone payments when earned, provided that (i) the milestone event is substantive in that it can only be achieved based in whole or in part on either the entity's performance or on the occurrence of a specific outcome resulting from the entity's performance and its achievability was not reasonably assured at the inception of the collaboration arrangement and (ii) we do not have ongoing performance obligations related to the achievement of the milestone earned and (iii) it would result in additional payments being due to us.  Milestone payments are considered substantive if all of the following conditions are met: the milestone payment is non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. Any amounts received under the promotion arrangement in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as we complete our performance obligations.  See Note 21, Other Revenue Sharing Arrangements, to our consolidated financial statements included in this Annual Report on Form 10-K for analysis of milestone events deemed to be substantive or non-substantive.

    Manufacturing revenue is recognized when the finished product is shipped to the customer.

Net Product Sales

    Product sales revenue is recognized when the customer takes ownership and assumes risk of loss (free-on-board destination).

    Items deducted from gross product sales. Revenues from sales of products are recorded net of governmental rebates and rebates under managed care plans, estimated allowances for product returns, government chargebacks, prompt pay discounts, patient coupon programs and specialty distributor and wholesaler fees. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in applicable regulation and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates and channel inventory data. We review the adequacy of our provision for sales deductions on a quarterly basis. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that an adjustment is appropriate and to reflect actual experience. The most significant items deducted from gross product sales where we exercise judgment are product returns, rebates and chargebacks.

Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments, and Medicaid Rebates

The following table sets forth a summary of our allowances for product returns, government program rebates and price adjustments as of December 31, 2014:

	Product Returns	Government Program Rebates	Price Adjustments
	(in thousands)
Balance at December 31, 2011	5,712	5,843	5,451
Allowances assumed in acquisition of Cypress	5,901	1,175	4,586
Current provision:
Adjustments to provision for prior year sales	1,840	(1,075)	(272)
Provision – current year sales	5,426	7,689	15,368
Payments and credits	(6,822)	(6,595)	(14,173)
Balance at December 31, 2012	12,057	7,037	10,960
Allowances assumed in acquisition of Somaxon	776	479	1,113
Post-closing opening balance sheet adjustments	1,374	391	416
Allowances for certain co-agreements (1)	58	110	483
Reclass from contingent consideration	3,934	—	—
Current provision:
Adjustments to provision for prior year sales	1,611	(921)	(300)
Provision – current year sales	9,394	6,335	48,567
Payments and credits	(17,155)	(9,495)	(42,938)
Balance at December 31, 2013	$12,049	3,936	18,301
Increase in allowance for certain agreement (1)	2,841	542	486
Current provision:
Adjustments to provision for prior year sales	—	475	—
Provision – current year sales	16,469	13,978	76,298
Payments and credits	(21,668)	(8,963)	(62,140)
Balance at December 31, 2014	$9,691	$9,968	$32,945

(1)
Allowances to be recognized by other parties or under certain co-promotion agreements and other third party arrangements pursuant to which the expense is the responsibility of the other party.  However, since we are responsible for the remittance of the payment of these deduction items to the billing third party, these items are included in accrued allowances on our balance sheet.

    Product Returns. Consistent with industry practice, we offer contractual return rights that allow our customers to return short-dated or expiring products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. Our products have a 15 to 42 month expiration period from the date of manufacture. We account for product returns as a reduction in net revenue at the time of sale and is recognized by establishing an accrual in an amount equal to the estimated value of the products expected to be returned. We adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products in the distribution channel, the shelf life of the product shipped, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. We estimate returns at percentages up to 10% of sales of branded products and generic products and, from time to time, higher on launch return percentages for sales of new products.  Returns estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage for our products.  The returns reserve may be adjusted as sales history and returns experience is accumulated on this portfolio of products. We review and adjust these reserves quarterly.  If estimates regarding product demand are inaccurate, if changes in the competitive environment affect demand for certain products, or if other unforeseen circumstances affect a product’s salability, actual returns could differ and such differences could be material. Product returns were $16.5 million, $10.7 million and $7.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. If estimates regarding product demand are inaccurate, if changes in the competitive environment effect demand for certain products, or if other unforeseen circumstances effect a product’s salability, actual returns could differ and such differences could be material. For example, a one percent difference in our provision assumption for the year ended December 31, 2014 would have affected pre-tax earnings by approximately $2.3 million.

    Government Program Rebates. The liability for Medicaid, Medicare and other government program rebates is estimated based on historical and current rebate redemption and utilization rates contractually submitted by each state’s program administrator and assumptions regarding future government program utilization for each product sold. As we become aware of changing circumstances regarding the Medicaid, Medicare or other government-sponsored program coverage of our products, we will incorporate such changing circumstances into the estimates and assumptions that we use to calculate government program rebates. Estimating these rebates is complex, in part due to the time delay between the date of sale and the actual settlement of the liability. We believe that the methodology we use to estimate rebates on product sales made under governmental pricing programs is reasonable and appropriate given current facts and circumstances. However, estimates may vary from actual expense. Governmental program rebates were $14.5 million, $5.4 million and $6.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. If our estimates and assumptions prove inaccurate, we may be subject to higher or lower government program rebates. For example, with respect to the provision for the year ended December 13, 2014, a one percent difference in the provision assumptions based on utilization would have affected pre-tax earnings by approximately $1.9 million and a one percent difference in the provision based on reimbursement rates would have affected pre-tax earnings by approximately $2.8 million.

    Price Adjustments. Our estimates of price adjustments which include coupons, customer rebates, service fees, chargebacks, shelf stock adjustments, fees and other discounts are based on our estimated mix of sales to various third-party payors who are entitled either contractually or statutorily to discounts from the listed prices of our products and contracted service fees with our wholesalers. We account for the costs of these special promotional programs as a reduction of gross revenue when applicable products are sold to the wholesalers or other retailers. Any price adjustments that are not contractual but that are offered at the time of sale are recorded as a reduction of revenue when the sales order is recorded. These adjustments are not accrued as they are offered on a non-recurring basis at the time of sale and are recorded as an expense at the time of the sale. These allowances may be offered at varying times throughout the year or may be associated with specific events such as a new product launch or to reintroduce a product. Price adjustments, including prompt pay discounts, were $81.0 million, $51.4 million and $16.8 million, for the years ended December 31, 2014, 2013 and 2012, respectively. In the event that the sales mix to third-party payors or the contract fees paid to the wholesalers are different from our estimates, we may be required to pay higher or lower total price adjustments that originally estimated. For example, for the year ended December 31, 2014, a one percent difference in the assumptions based on the applicable sales would have affected pre-tax earnings by approximately $5.6 million. Additional information regarding types of price adjustments are discussed below:

    Coupons: To help patients afford our products, we have various co-pay coupon programs for certain products. We estimate our liabilities for these coupon programs based on redemption information provided by a third party claims processing organization.

    Customer rebates: We offer customer rebates on many of our products. We generally account for these programs by establishing an accrual based on our estimate of the rebate incentives attributable to a sale. We accrue our estimates on historical experience and other relevant factors. We adjust our accruals periodically throughout each quarter based on actual experiences and changes in other factors, if any, to ensure the balance is fairly stated.

    Service fees: As a result of consolidation amount wholesale distributors, as well as rapid growth of large retail drug store chains, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. Some wholesale distributors have required that pharmaceutical companies, including us, enter into distribution service agreements (“DSA”) pursuant to which the wholesale distributors provide the pharmaceutical companies with specific services, including the provision of period retail demand information and current inventory levels and other information. We generally account for these fees by establishing and accrual based on our estimate of the services fees attributable to a sale.

    Chargebacks: These deductions relate to our contractual agreements to sell products to group purchasing organization and other indirect customers at contractual prices that are lower than the list prices we charge wholesales. When these group purchasing organizations or other indirect customers purchase our products through a wholesaler at a reduced price, the wholesaler charges for the difference between the price they paid us and the price at which they sold the product to the indirect customer. The primary factors we consider in developing and evaluating our provision for chargebacks includes: (i) the average historical chargeback credits, (ii) estimated future sales trends and (iii) an estimate of the inventory held by our wholesalers based on internal analysis of a wholesaler’s historical purchases and contract sales.

    Shelf stock adjustments: These deductions are credits issued to our customers to reflect decreases in the selling prices of our products. These credits are customary in the industry and are intended to reduce a customer’s inventory cost to better reflect current market prices. The primary factors we consider when deciding whether to record a reserve for a shelf-stock adjustment include: (i) the estimated number of competing products being launched as well as the expected launch date, which we determine based on market intelligence, (ii) the estimated decline in the market price of our product, which we determine based on historical experience and customer input and (iii) the estimated levels of inventory held by our customers at the time of the anticipated decrease in market price, which we determine based upon historical experience and customer input.

    Prompt Payment Discounts. We typically require our customers to remit payments within the first 30 days for branded products and within 60 to 120 days for generics, depending on the customer and the products purchased. We offer wholesale distributors a prompt payment discount if they make payments within these deadlines. This discount is generally two percent, but may be higher in some instances due to product launches and/or industry expectations. As our wholesale distributors typically take advantage of the prompt pay discount, we accrue 100% of the prompt pay discounts, based on the gross amount of each invoice, at the time of our original sale, and apply earned discounts at the time of payment. This allowance is recorded as a reduction of accounts receivable and revenue. We adjust the accrual periodically to reflect actual experience. Historically, these adjustments have not been material. We do not anticipate that future changes to our estimates of prompt payment discounts will have a material impact on our net revenue. Prompt pay discounts were $4.7 million, $3.1 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

 Stock Based Compensation

    Stock based compensation expense is determined by reference to the fair value of an award on the date of grant and is recognized, net of an estimated forfeiture rate on a straight-line basis over requisite service period, which is the vesting period. We account for our stock based compensation pursuant to Accounting Standards Codification (“ASC”) 718, Accounting for Stock Options and Other Stock Based Compensation. ASC 718 also establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. See Note 22, Stock Benefit Plans and Stock-Based Compensation, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, regarding the calculation of the value of options issued and other details regarding stock based compensation awarded in the years then ended.

Inventory

    Inventory primarily consists of finished goods which include pharmaceutical products ready for commercial sale or distribution as samples. Prior to the sale of PML, on April 21, 2014, inventory also consisted of Pernix Manufacturing’s inventory of raw materials and packaging supplies for the manufacture of products. Inventory is stated at the actual cost per bottle determined under the specific identification method. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material impact on our financial condition and results of operations in any reporting period. An allowance for slow-moving or obsolete inventory or declines in the value of inventory is determined based on management’s assessments. The raw materials we have in inventory are provided to certain of our manufacturers to utilize in the manufacture of our products and, from time to time, are sold to other companies to utilize in their own products. As of December 31, 2014 and 2013, we had approximately $11.4 million and $13.8 million in inventory, respectively, which is net of a reserve of approximately $2.2 million and $2.6 million as of December 31, 2014 and 2013, respectively.  Inventory at December 31, 2014 and 2013 includes an increase in the basis of acquired inventory from the Cypress and Somaxon acquisitions of approximately $97,000 and $2.7 million, respectively.

Off-Balance Sheet Arrangements

    Since its inception, we have not engaged in any off-balance sheet arrangements, including structured finance, special purpose entities or variable interest entities.

Effects of Inflation

    We do not believe that inflation has had a significant impact on its revenues or results of operations since inception.

Contractual Obligations

    Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements. Further, obligations under employment agreements contingent upon continued employment are not included in the table below. The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$1,638	$316	$638	$616	68
Professional services agreements(2)	7,569	6,104	1,465	—	—
Supply agreements and purchase obligations(3)	8,906	2,413	1,998	1,998	2,497
License and development agreements(4)	51,750	15,000	32,750	4,000	—
S Short-term borrowings(5)	8,695	8,695	—	—	—
Long-term debt obligations(6)	438,450	31,600	63,200	343,650	—
Settlement obligations(7)	13,500	2,750	5,500	5,000	250
Total contractual obligations	$530,508	$66,878	$105,551	$355,264	$2,815
———————
(1)	Operating leases include minimum payments under leases for our facilities and certain equipment.

(2)	Professional service agreements include agreements with a specific term for consulting, information technology, telecom and software support, data and sales reporting tools and services.

(3)
Supply agreements and purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services. The contractual obligations table set forth above does not reflect certain minimum sales requirements related to our co-promotion agreements nor does it include supply agreements for which the failure to meet the purchase or sale requirements under such agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights.

(4)	Future scheduled or specific payments pursuant to license or development agreements. Future payments for which the date of payments or amount cannot be determined are excluded.

(5)
Short-term borrowings represent amounts outstanding under our senior secured notes and Mid-Cap Credit Facility as of December 31, 2014 and the minimum interest payments that must be paid on 75% of the total amount available, $20.0 million before consideration of the accordion feature, under the revolver regardless of the balance outstanding. As of December 31, 2014 we had borrowings of approximately $7.3 million under our revolving credit facility.

(6)
The long-term debt obligations represent the principle repayments on the February 2014 Convertible Notes and the Treximet Notes and the associated contractual interest payments assuming that principle payments are made only on each issuances’ respective maturity date based on the terms of these notes. See Note 16, Debt and Lines of Credit, and Note 17,  Senior Secured Notes – Treximet – Current, for further information on the classification of this long-term debt.

(7)	Settlement obligations represent remaining payments due under settlement agreements.

See Note 16, Debt and Lines of Credit and Note  24, Commitments and Contingencies, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

    In addition to the material contractual cash obligations included the chart above, we have committed to make potential future milestone payments to third parties as part of licensing, distribution, acquisition and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. As the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on our consolidated balance sheets and have not been included in the table above. See Notes 4, Business Combinations and Other Acquisitions, and 14, Intangible Assets and Goodwill, to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Recent Accounting Pronouncements

    See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K.

Seasonality

    We generally experience a higher volume of cough and cold product sales during the months of September through March due to the corresponding cough and cold season.

Off-Balance Sheet Arrangements

    We currently do not have any off-balance sheet or non-consolidated special purpose entity arrangements as defined by the applicable Securities and Exchange Commission rules.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.   CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2014, management, including the CEO and our principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and our principal financial officer, concluded that as of December 31, 2014, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and the COSO criteria, we believe that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.

    The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2014, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

ITEM 9B.    OTHER INFORMATION

    None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Information required by this item will be contained in our definitive proxy statement, or the Definitive Proxy Statement, to be filed with the SEC in connection with our 2015 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014, under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: March 2, 2015	By:	/s/ Douglas Drysdale
Douglas Drysdale
President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas Drysdale	President, Chief Executive Officer and Chairman	March 2, 2015
Douglas Drysdale	(Principal Executive Officer)

/s/ Sanjay S. Patel	Chief Financial Officer	March 2, 2015
Sanjay S. Patel	(Principal Financial Officer)

/s/ Tracy S. Clifford	Vice President of Accounting and Corporate Controller	March 2, 2015
Tracy S. Clifford	(Principal Accounting Officer)

/s/ Steven A. Elms	Director	March 2, 2015
Steven A. Elms

/s/ John Sedor	Director	March 2, 2015
John Sedor

/s/ Tasos Konidaris	Director	March 2, 2015
Tasos Konidaris

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Pernix Therapeutics Holdings, Inc.
Morristown, New Jersey

We have audited Pernix Therapeutics Holdings, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pernix Therapeutics Holdings, Inc.’s and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pernix Therapeutics Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States of America), the consolidated balance sheets of Pernix Therapeutics Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and the related consolidated financial statement schedule as of December 31, 2014, 2013, and 2012, and our report dated March 2, 2015 expressed an unqualified opinion.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Pernix Therapeutics Holdings, Inc.
Morristown, New Jersey

    We have audited the accompanying consolidated balance sheets of Pernix Therapeutics Holdings, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We have also audited the accompanying consolidated financial statement schedule for each of the three years in the period ended December 31, 2014 listed in the index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pernix Therapeutics Holdings, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for each of the three years in the period ended December 31, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Cherry Bekaert LLP

Atlanta, Georgia
March 2, 2015

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Data)
	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$34,855	$15,647
Accounts receivable, net	44,127	25,681
Inventory, net	11,362	13,810
Prepaid expenses and other current assets	10,346	5,879
Note receivable, net of unamortized discount of $127 and $101, respectively	4,723	4,749
Prepaid income taxes	7,911	1,318
Deferred income tax assets – current	15,933	9,301
Total current assets	129,257	76,385
Property and equipment, net	1,514	6,872
Other assets:
Goodwill	44,900	42,497
Intangible assets, net	300,489	80,022
Note receivable, net of unamortized discount of $0 and $319, respectively	—	4,531
Other long-term assets	11,253	1,079
Total assets	$487,413	$211,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,399	$3,444
Accrued personnel expense	3,573	3,803
Accrued allowances	52,604	34,286
Other accrued expenses	15,333	5,386
Interest payable	10,159	147
Contingent consideration - Cypress acquisition	—	1,330
Other liabilities	3,264	4,072
Debt – current	7,345	17,000
Senior secured notes – Treximet – current	—	—
Total current liabilities	97,677	69,468
Long-term liabilities
Other liabilities	11,755	14,386
Debt – long term	—	1,310
Senior convertible notes – long-term	65,000	—
Senior secured notes – Treximet – long-term	220,000	—
Deferred income taxes	9,389	15,499
Total liabilities	403,821	100,663

Commitments and contingencies (Note 24)

STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 90,000 shares authorized, 40,805 and 39,318 issued, and 38,341 and 37,189 outstanding at December 31, 2014 and 2013, respectively	383	372
Treasury stock, at cost (2,464 and 2,129 shares held at December 31, 2014 and 2013, respectively)	(5,431)	(4,001)
Additional paid-in capital	129,128	119,554
Retained deficit	(40,488)	(5,202)
Total stockholders’ equity	83,592	110,723

Total liabilities and stockholders’ equity	$487,413	$211,386

See accompanying notes to consolidated financial statements

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Per Share Data)

	Years Ended December 31,
	2014	2013	2012
Net revenues	$121,747	$84,872	$61,313
Cost and expenses:
Cost of product sales	45,156	43,870	23,377
Selling, general and administrative expenses	62,967	62,551	35,452
Research and development expense	3,938	4,798	732
Loss from operations of the joint venture	—	—	240
Loss on disposal of assets, impairments of intangibles	242	19,638	—
Loss on sale of PML (including impairment charge)	6,659	—	—
Depreciation and amortization expense	32,999	8,676	3,201

Total costs and operating expenses	151,961	139,533	63,002

Loss from operations	(30,214)	(54,661)	(1,689)

Other income (expense):
Change in fair value of put right	—	(8,361)	—
Change in fair value of contingent consideration	—	805	—
Gain on contingent consideration and put right	—	16,269	—
Interest expense, net	(18,797)	(4,049)	(95)
Gain on sale of investment	—	3,605	—
Total other income (loss), net	(18,797)	8,269	(95)

Loss before income taxes	(49,011)	(46,392)	(1,784)
Income tax benefit	(13,725)	(20,757)	(374)
Net loss	(35,286)	(25,635)	(1,410)

Other comprehensive income (loss)
Unrealized gains (loss) during period, net of tax of $0, ($411) and $1,060, respectively	—	(702)	1,886
Reclassification adjustment for net gains included in net loss, net of tax of $0, ($1,332) and $0, respectively	—	(2,273)	—

Comprehensive income (loss)	$(35,286)	$(28,610)	$476

Net loss per share, basic	$(0.93)	$(0.70)	$(0.05)

Net loss per share, diluted	$(0.93)	$(0.70)	$(0.05)

Weighted-average common shares, basic	37,871	36,444	28,146

Weighted-average common shares, diluted	37,871	36,444	28,146

See accompanying notes to consolidated financial statements

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2011	25,749	$257	$30,185	$(3,752)	$21,844	$1,089	$49,623

Stock-based compensation
Restricted stock	668	7	1,037	—	—	—	1,044
Cancelled/reclass par value of unvested restricted stock	(728)	(7)	7				—
Stock options	—	—	1,547	—	—	—	1,547
Employee stock purchase plan	—	—	63	—	—	—	63
Issuance of stock options for services from non-employees	—	—	685	—	—	—	685
Issuance of common stock in lieu of cash bonus	21	—	200	—	—	—	200
Issuance of common stock upon the exercise of stock options	171	2	665	—	—	—	667
Forfeit of restricted common stock in payment of income tax liability	—	—	—	(20)	—	—	(20)
Issuance of common stock in connection with employee stock purchase plan	27	—	189	—	—	—	189
Income tax benefit on stock based awards	—	—	315	—	—	—	315
Issuance of common stock upon additional public offering, net of issuance costs of $846	2,967	30	23,720	—	—	—	23,750
Net loss	—	—	—	—	(1,410)		(1,410)
Unrealized gain on securities, net	—	—	—	—	—	1,886	1,886
Balance at December 31, 2012	28,875	$289	$58,613	$(3,772)	$20,434	$2,975	$78,539

Stock-based compensation
Restricted stock	285	3	1,533	—	—	—	1,536
Cancelled/reclass par value of unvested restricted stock	(219)	(2)	2	—	—	—	—
Stock options	—	—	442	—	—	—	442
Employee stock purchase plan	—	—	71	—	—	—	71
Issuance of stock options for services from non-employees	—	—	548	—	—	—	548
Issuance of common stock upon the exercise of stock options	40	1	111	—	—	—	112

Forfeit of restricted common stock in payment of income tax liability	(39)	(1)	—	(229)	—	—	(230)
Issuance of common stock in connection with employee stock purchase plan	65	1	149	—	—	—	150
Issuance of restricted stock in lieu of cash payment	97	1	161	—	—	—	162
Issuance of common stock in connection with the Somaxon acquisition	3,658	36	23,804	—	—	—	23,840
Reclass of shares (previously subject to the put right of the former Cypress shareholders in connection with the Cypress acquisition) from temporary equity	4,427	44	34,266	—	—	—	34,310
Income tax benefit on stock based awards	—	—	(147)	—	—	—	(147)
Net loss	—	—	—	—	(25,635)	—	(25,635)
Unrealized gain on securities, net	—	—	—	—	—	(2,975)	(2,975)
Balance at December 31, 2013	37,189	$372	$119,554	$(4,001)	$(5,202)	$—	$110,723
Stock-based compensation
Restricted stock	—	—	1,796	—	—	—	1,796
Stock options	—	—	2,766	—	—	—	2,766
Employee stock purchase plan	—	—	124	—	—	—	124

Issuance of stock options for services from non-employees	—	—	119	—	—	—	119
Cancellation of ParaPRO stock options in connection with termination of contract	—	—	(1,294)	—	—	—	(1,294)
Issuance of common stock upon the exercise of stock options, net of tax	749	7	2,474	(321)	—	—	2,160
Issuance of common stock upon the vesting of restricted stock	554	5	(5)	—	—	—	—
Forfeit of restricted common stock in payment of income tax liability	(229)	(3)	3	(1,109)	—	—	(1,109)
Issuance of common stock in connection with employee stock purchase plan	42	1	140	—	—	—	141
Issuance of common stock upon the cashless exercise of options from non-employees	35	1	(1)	—	—	—	—
Issuance warrants in connection with the acquisition of Treximet	—	—	2,359	—	—	—	2,359
Issuance warrants in connection with the issuance of the February 2014 Convertible Notes	—	—	841	—	—	—	841
Stock issuance costs	—	—	(152)	—	—	—	(152)
Income tax benefit on stock based awards	—	—	404	—	—	—	404
Net loss	—	—	—	—	(35,286)	—	(35,286)
Balance at December 31, 2014	38,340	$383	$129,128	$(5,431)	$(40,488)	$—	$83,592

See accompanying notes to consolidated financial statements

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(35,286)	$(25,635)	$(1,410)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	331	672	324
Amortization of intangibles and interest accretion of contingent consideration	32,668	8,004	2,878
Amortization of deferred financing costs	2,333	1,295	—
Interest accretion on notes receivable	(292)	(114)	—
Deferred income tax benefit	(11,753)	(22,516)	(1,836)
Gain on sale of investment	—	(3,605)	—
Stock compensation expense	4,686	2,049	2,654
Expense for stock options issued in exchange for services	119	548	685
Cancellation of ParaPRO stock options in connection with termination of contract	(1,294)	—	—
Change in fair value of contingent consideration and put right	—	7,556	—
Gain on contingent consideration and put right	—	(16,269)	—
Loss on impairment of certain intangible assets	—	19,429	—
Loss on sale of PML (including impairment)	6,659	—	—
Loss on disposal of software and equipment	242	208	26
Loss from the operations of the joint venture	—	—	240
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(18,480)	12,163	(3,886)
Income taxes	(6,592)	642	(1,335)
Inventory	1,880	7,406	(650)
Prepaid expenses and other assets	(2,144)	(2,180)	(180)
Accounts payable	2,051	(3,544)	(1,843)
Accrued allowances	18,318	(3,075)	1,544
Accrued expenses and personnel expenses	10,110	146	863
Interest payable	10,012	100	—
Other liabilities	(4,672)	10,189	—
Net cash provided by (used in) operating activities	8,896	(6,531)	(1,926)

Cash flows from investing activities:
Proceeds from sale of investment	—	4,605	—
Acquisitions	(254,950)	(310)	(63,729)
Proceeds from the sale of PML	1,137	—	—
Payments received on note receivable	4,850	—	—
Proceeds from sale of certain Cypress assets	175	19,588	—
Other intangibles	—	—	(850)
Proceeds from sale of equipment	43	31	8
Purchase of software and equipment	(1,177)	(528)	(326)
Net cash provided by (used in) investing activities	(249,922)	23,386	(64,897)

Cash flows from financing activities:
Cash acquired in connection with acquisition of Somaxon	—	2,881	—
Payments on original Midcap loan	—	(12,497)	—
Payments on term loan	—	(10,000)	—
Stock issuance costs	(152)	—	—
Proceeds from issuance of the Treximet Notes	220,000	—	—
Proceeds from issuance of the February 2014 Convertible Notes	65,000	—	—
Net payments on revolving credit facility	(9,515)	(2,656)	(6,000)
Payments on financing costs	(14,149)	—	—
Proceeds from credit facility, net of capitalized loan costs	—	—	40,054
Payments on contracts payable	(2,500)	(1,700)	(3,540)
Proceeds from issuance of stock in additional offering, net of issuance costs of $846 for the year ended December 31, 2012	—	—	23,751
Payments on mortgages and capital leases	(46)	(144)	(121)
Proceeds from issuance of common stock, net of tax	2,301	262	836
Tax benefit on stock-based awards	404	(147)	315
Payment of employee income tax liability with surrender of employee restricted stock	(1,109)	(230)	—
Net cash provided by (used in) financing activities	260,234	(24,231)	55,295

Net increase (decrease) in cash and cash equivalents	19,208	(7,376)	(11,528)
Cash and cash equivalents, beginning of year	15,647	23,023	34,551
Cash and cash equivalents, end of year	$34,855	$15,647	$23,023
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	4,217	$1,265	$2,482
Interest paid during the period	6,451	2,733	200
Non-cash investing and financing activities:
Acquisition of product licenses – contract payable balance	—	500	630
Accrued bonus paid in unrestricted stock	—	—	200
Accrued severance paid in restricted common stock	—	142	—
Acquisition of Cypress and Somaxon – Purchase price adjustment (see Note 4)	(990)	5,412	—
Acquisition of Somaxon – Fair value of common stock	—	24,840	—
Acquisition of Treximet - warrants issued to Pozen	2,359	—	—
Warrants issued to Frontline in connection with the issuance of the February 2014 Convertible Notes	841	—	—
Acquisition of Cypress – fair value of common stock	—	—	34,300
Acquisition of GSL – liabilities assumed	—	—	1,700

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

    The Company’s branded products include Treximet, a medication indicated for the acute treatment of migraine pain and inflammation, Silenor, a non-controlled substance and approved medication for the treatment of insomnia characterized by difficulty with sleep, Cedax, an antibiotic for middle ear infections, and a family of prescription products for cough and cold (Zutripro, Rezira, and Vituz).  The Company recently entered into an agreement with a third party to promote Zutripro, Rezira and Vituz. The Company also has an Exclusive License Agreement with Osmotica Pharmaceutical Corp. to promote Khedezla, a prescription medication for major depressive disorder. As described below, the Company completed the acquisition of the U.S. intellectual property rights to the migraine product, Treximet on August 20, 2014.

Acquisition of Treximet

    On August 20, 2014, the Company, through a wholly owned subsidiary Pernix Ireland Limited (“PIL”), formerly known as Worrigan Limited, completed the acquisition of the U.S. intellectual property rights to the pharmaceutical product, Treximet from GlaxoSmithKline plc and certain of its related affiliates (together “GSK”). See Note 4, Business Combinations and Other Acquisitions, for further discussion.

Acquisition of Somaxon Pharmaceuticals, Inc.

    On March 6, 2013, the Company acquired all of the outstanding common stock of Somaxon Pharmaceuticals, Inc. (“Somaxon”) pursuant to an agreement and plan of merger dated December 10, 2012.  At the time of acquisition, Somaxon was only marketing Silenor. The company’s name was changed from Somaxon to Pernix Sleep, Inc (“Pernix Sleep”).  See Note 4, Business Combinations and Other Acquisitions, for further discussion.

Acquisition of Cypress Pharmaceuticals, Inc.

    On December 31, 2012, the Company completed the acquisition of Cypress Pharmaceuticals, Inc., a generic pharmaceutical company, and its subsidiary Hawthorn Pharmaceuticals, Inc., a branded pharmaceutical company, both of which were privately owned companies, collectively referred to herein as Cypress. Cypress offers a wide array of branded and generic pharmaceutical products in the areas of cough and cold, nutritional supplements, analgesics, urinary tract, women’s health, pre-natal vitamins and dental health, as well as allergy, respiratory, iron deficiency, nephrology and pain management.  See Note 4, Business Combinations and Other Acquisitions, for further information.

Acquisition of Great Southern Laboratories

    On July 2, 2012, the Company completed the acquisition of the business assets of Great Southern Laboratories (“GSL”), a pharmaceutical contract manufacturing company located in Houston, Texas.  See Note 4, Business Combinations and Other Acquisitions, for further information.  Pernix acquired the GSL assets through its wholly owned subsidiary, Pernix Manufacturing, LLC, (“PML”). See Note 4, Business Combinations and Other Acquisitions.

 Asset Dispositions

    On April 21, 2014, the Company closed on the sale of its manufacturing operations (acquired on July 2, 2012), PML, to Woodfield Pharmaceutical LLC.  See Note 5, Asset Dispositions, for further information.

    On September 11, 2013, the Company completed the sale of certain of its generic assets held by Cypress to Breckenridge Pharmaceutical, Inc. (“Breckenridge”).  See Note 5, Asset Dispositions, for further information.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include the accounts of Pernix and its wholly-owned subsidiaries after elimination of all intercompany balances and transactions.  The results of operations of the acquired PML (sold on April 21, 2014), Cypress, Pernix Sleep, a Treximet business, along with the estimated fair values of the assets acquired and liabilities assumed in each transaction, are included in the consolidated financial statements since the effective dates of the respective acquisitions.

Basis of Accounting

    The accompanying consolidated financial statements have been prepared in accordance with GAAP. The Financial Accounting Standards Board (“FASB”) has established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP.

Management’s Estimates and Assumptions

    The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates of the Company include: revenue recognition, sales allowances such as returns on product sales, government program rebates, customer coupon redemptions, wholesaler/pharmacy discounts, product service fees, rebates and chargebacks, sales commissions, amortization, stock-based compensation, the determination of fair values of assets and liabilities in connection with business combinations, and deferred income taxes.

Business Acquisitions

Our consolidated financial statements include the operations of an acquired business after the completion of the acquisition. We account for acquired businesses using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, with limited exceptions, and that the fair value of acquired in-process research and development (“IPR&D”), be recorded on the balance sheet. Also, transaction costs are expensed as incurred. Any excess of the acquisition consideration over the assigned values of the net assets acquired is recorded as goodwill. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved and changes in fair value are recognized in earnings.

Financial Instruments, Credit Risk Concentrations and Economic Dependency

    The financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents, and accounts receivable.

    The Company relies on certain materials used in its development and manufacturing processes, some of which are procured from a single source. Most of Pernix’s manufacturing arrangements are not subject to long-term agreements and generally may be terminated by either party without penalty at any time. For the year ended December 31, 2014, approximately 38% of the inventory purchases, excluding the generic lice product, Spinosad, which is purchased exclusively from ParaPRO, were from three primary suppliers, allocated 14%, 13% and 11% respectively, and approximately 14% of the inventory purchases were manufactured by Woodfield Pharmaceuticals (the purchaser of PML).  For the year ended December 31, 2013, approximately 42% of the inventory purchases, excluding Natroba and its generic, Spinosad, which was purchased exclusively from ParaPRO, were from three primary suppliers, allocated 21%, 13% and 8%, respectively, and approximately 16% of the inventory purchases were manufactured by PML.  For the year ended December 31, 2012, approximately, 35% of the inventory purchases, including Cypress inventory purchases but excluding Natroba and its generic, Spinosad, which is purchased exclusively from ParaPRO, were from four primary suppliers, allocated 10%, 9%, 8% and 8%, respectively, and approximately 17% of the inventory purchases were manufactured by PML. The Company believes that it has good relationships with its current suppliers, and could secure the services of alternative suppliers if necessary or required.

    Trade accounts receivable are unsecured and are due primarily from wholesalers and distributors that sell to individual pharmacies. The Company primarily sold to three major customers in 2014, 2013 and 2012. See Note 20, Concentrations, for additional information. The Company continually evaluates the collectability of accounts receivable and maintains allowances for potential losses when deemed necessary.

Cash and Cash Equivalents

    The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company places its cash and cash equivalents on deposit with financial institutions in the United States. Included in cash and cash equivalents is approximately $22.7 million invested by Regions Morgan Keegan Trust in short-term securities which are secured by government securities at an amount not less than 105% of the amount invested. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 for substantially all depository accounts.  The Company from time to time may have amounts on deposit in excess of the insured limits, but maintains its cash and cash equivalents with high quality financial institutions. As of December 31, 2014, the Company had approximately $11.8 million, excluding the Regions Morgan Keegan Trust funds, on deposit in such accounts which exceeded these insured amounts.

Accounts Receivable

    Accounts receivable result primarily from sales of pharmaceutical products and amounts due under revenue sharing arrangements. Credit is extended based on each customer’s financial condition, and generally collateral is not required. The Company ages its accounts receivable using the corresponding sale date of the transaction and considers accounts past due based on terms agreed upon in the transaction, which is generally 30 days for brand sales and 60 to 120 days for generic sales, depending on the customer and the products purchased.

    Current earnings are charged with a provision for bad debt expense based on experience and evaluation of the individual accounts. Write-offs of accounts are charged against this allowance once the amount is determined to be uncollectible by management. Recoveries of trade receivables previously written off are recorded when recovered. At December 31, 2014 and 2013, the allowance for doubtful accounts was approximately $228,000 and $84,000, respectively.

Inventories

    Inventory is valued at the lower of cost or market, with cost determined by using the specific identification method. Allowances for slow-moving, obsolete, and/or declines in the value of inventory are determined based on management’s assessments. Sample inventory utilized for promoting the Company’s products is expensed and included in Selling, general and administrative (“SG&A”) expenses when the sample units are distributed to the Company’s sales representatives.

Property, Equipment and Depreciation

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which ranges from three to seven years.  Leasehold improvements are amortized over the shorter of the noncancelable term of the operating lease or their economic useful lives.  Maintenance and repairs are charged against earnings when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in current earnings.

Goodwill

The Company tests goodwill for impairment annually in December and when events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed.  The Company has determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. The test for goodwill impairment is a two-step process. Step 1 is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the reporting unit’s fair value, we report Step 2 of the goodwill impairment test to determine the amount of impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  Under such evaluation, if the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, the impairment loss is recognized as an operating expense as the amount equal to the excess.  There were no impairment charged recorded to goodwill during the periods presented.

Intangible Assets

Intangible assets with finite useful lives consist primarily of purchased developed technology and are amortized on a straight-line basis over their estimated useful lives, which range from 6 to 12 years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Intangible assets with finite lives are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. IPR&D is not amortized but is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized over their estimated useful lives.

During the years ended December 31, 2014, 2013 and 2012, the Company recorded impairment charges of $0.0, $19.4 million and $0.0.  See Note 12, Intangible Assets and Goodwill, for further information.

Impairment of Long-lived Assets

    The Company reviews long-lived assets, such as property and equipment, subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. If any long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In connection with the sale of PML, the Company recorded impairment charges of $6.5 million against the net assets of PML in March 2014.  See Note 5, Asset Dispositions, for additional information.

Equity Method of Accounting

    The Company’s investment in the joint venture with SEEK was accounted for at cost and adjusted for the Company’s share (46%) of the joint venture’s undistributed earnings or losses through May 14, 2012.  See Note 11, Investment in Joint Venture, for further discussion.

Revenue Recognition

Net Product Sales

Product sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, which is typically on delivery to the customer or, in the case of products that are subject to consignment agreements, when the customer removes product from our consigned inventory location for shipment directly to a patient.

Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (i) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (ii) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (iii) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (iv) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (v) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (vi) the amount of future returns can be reasonably estimated.

Revenues from sales of products are recorded net of estimated allowances for returns, specialty distributor fees, wholesaler fees, prompt payment discounts, government rebates, government chargebacks, coupon programs and rebates under managed care plans. Provisions for returns, specialty distributor fees, wholesaler fees, government rebates, coupon programs and rebates under managed care plans are included within current liabilities in our consolidated balance sheets. Provision for prompt payment discounts are generally shown as a reduction in accounts receivable. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs and channel inventory data.

Co-promotion, Royalties and Other Product Related Revenues

We receive royalties from third parties based on sales of our products under licensing and distribution arrangements. For those arrangements where royalties are reasonably estimable, we recognize revenues based on estimates of royalties earned during the applicable period, and adjust for differences between the estimated and actual royalties in the following quarter. Historically, these adjustments have not been significant.

Our contract revenues consist of fees and milestone payments. Non-refundable fees where we have no continuing performance obligations are recognized as revenues when there is persuasive evidence of an arrangement and collection is reasonably assured. In situations where we have continuing performance obligations, non-refundable fees are deferred and are recognized ratably over our projected performance period. Sales-based milestone payments are typically payments made to us that are triggered when aggregate net sales of a product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. We recognize sales-based milestone payments from a collaborator when the event which triggers the obligation of payment has occurred, there is no further obligation on our part in connection with the payment, and collection is reasonably assured.

    The following table sets forth a summary of Pernix’s consolidated net revenues for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net product sales – Treximet	$54,775	$—	$—
Net product sales – Silenor	15,302	7,774	—
Net product sales – Other	47,929	69,758	51,375
Net product sales	118,006	77,532	51,375
Manufacturing revenue	1,025	3,011	5,424
Co-promotion, royalty and other revenues	2,716	4,329	4,514
Net revenues	$121,747	$84,872	$61,313

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

    In connection with the acquisitions of Cypress and Somaxon, the Company adjusted the predecessor cost basis increasing inventory to fair value as required by ASC No. 820, Fair Value Measurements and Disclosures.  As a result, the Company recorded adjustments to increase the inventory to fair value in the amount of $8.6 million and $695,000 at the time of acquisition for Cypress and Somaxon, respectively.  Cost of product sales for the years ended December 31, 2014, 2013 and 2012 included $2.6 million, $6.4 million and $0, respectively of inventory costs associated with the increase in the basis of the inventory that was amortized as the inventory was subsequently sold. In addition, approximately $222,000 of the Cypress inventory basis was subsequently adjusted to goodwill as the result of the re-valuation of the Cypress intangible assets during 2013.  The remaining balance of the increase in the basis of the inventory acquired was approximately $97,000 as of December 31, 2014.

Freight

    The Company includes freight costs for outgoing shipments in SG&A, except for the outgoing freight costs for PML which were included in cost of goods. Outgoing freight costs included in selling expenses were approximately $1.2 million, $1.2 million and $376,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Research and Development

    Research and development costs in connection with the Company’s internal programs for the development of products are expensed as incurred. Pernix either expenses research and development costs as incurred or will advance third parties a research and development fee which is amortized over the term of the related agreement. Research and development expenses were approximately $3.9 million, $4.8 million and $732,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

Advertising Expenses

    The Company expenses the costs of advertising, including promotional expenses, as incurred.  Advertising expenses for 2014, 2013 and 2012 were $5.8 million $21,500, and $49,700, respectively.  The increase is due to advertising programs for Treximet and Silenor that were developed during 2014.

Stock-Based Compensation

    Stock-based compensation expense is recognized, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period, which is the vesting period. See Note 22, Stock Benefit Plans and Stock-Based Compensation, for additional information.

Financing Costs

    Deferred financing costs are reported at cost, less accumulated amortization and the related amortization expense is included in interest expense, net in the consolidated statements of loss and comprehensive (loss) income.  Financing costs amortized during years ended December 31, 2014, 2013 and 2012 were $2.3 million, $1.3 million and $0.0, respectively.  Unamortized deferred financing costs were $14.3 million and $1.7 million as of December 31, 2014 and 2013, respectively.

Segment Information

    The Company currently markets two major product lines: a branded pharmaceuticals product line and a generic pharmaceuticals product line. These product lines qualify for reporting as a single segment in accordance with GAAP because they are similar in the nature of the products and services, production processes, types of customer, distribution methods and regulatory environment. The Company had a manufacturing subsidiary, PML, until April 21, 2014, when it was divested.  See Note 5, Asset Dispositions for further discussion.  However, the majority of its revenue was generated through intercompany sales and were eliminated in consolidation. It is deemed immaterial for segment reporting purposes. The Company believes that its divesture of PML does not qualify as discontinued operations in accordance with ASC 205, Presentation of Financial Statements.

Income Taxes

    Temporary differences are differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred taxes represent the future tax consequences on income taxes when the reported amount of the asset or liability is recovered or settled. Deferred taxes are measured using the enacted tax rates expected to apply to taxable income in periods in which the deductible or taxable temporary difference is expected to be recovered or settled. The effect on changes in tax rates and laws are recognized in income from continuing operations in the period that includes the enactment date. The Company will recognize deferred tax assets for deductible temporary differences, operating loss and tax credit carryforwards. In assessing the realizability of deferred tax assets, the Company’s management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Future realization of deferred tax assets ultimately is dependent on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period under the tax law. The Company’s management considers the four sources of taxable income in making this assessment. The Company’s Management believes that it is more likely than not that the Company will realize the benefits. The Company’s management has also evaluated the potential impact in accounting for uncertainties in income taxes and has determined that it has no significant uncertain income tax positions as of December 31, 2014. Income tax returns subject to review by taxing authorities include 2010, 2011, 2012, and 2013.

Contingencies

    Periodically, the Company may be involved in claims and other legal matters.  The Company records accruals for loss contingencies to the extent that management concludes that it is probable that a liability has been occurred and the amount of the related loss can be reasonably estimated.  Legal fees and other expenses related to litigation are expensed as incurred and included in SG&A.  See Note 24, Commitments and Contingencies, for additional information.

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

    The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(35,286)	$(25,635)	$(1,410)

Denominator:
Weighted-average common shares, basic	37,871	36,444	28,146
Dilutive effect of stock options	—	—	—

Weighted-average common shares, diluted	37,871	36,444	28,146

Net loss per share, basic	$(0.93)	$(0.70)	$(0.05)

Net loss per share, diluted	$(0.93)	$(0.70)	$(0.05)

    During the years ended December 31, 2014, 2013 and 2012, stock options and awards to purchase 4.7 million, 2.2 million, and 2.4 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.  See Note 22, Stock Benefit Plans and Stock-Based Compensation, for additional information.

    During the years ended December 31, 2014, 2013 and 2012, warrants to purchase 1.5 million, 469,000 and 0 shares of the Company’s common stock, respectively, were excluded from the diluted earnings per share calculation as they were anti-dilutive.  See Note 22, Stock Benefit Plans and Stock-Based Compensation, for additional information.

    As discussed in Note 16, Debt and Lines of Credit, in February 2014, the Company issued the February 2014 Convertible Notes, pursuant to Rule Regulation D and Section 4(2) under the Securities Act. Upon conversion, the February 2014 Convertible Notes may be settled in shares of the Company’s common stock. During the years ended December 31, 2014, 2013 and 2012, the conversion of 18.1 million, 0 and 0 shares of the Company’s common stock, respectively, were excluded from diluted earnings per share calculation as they were anti-dilutive. See Note 16, Debt and Lines of Credit, for additional information,

Investments in Marketable Securities and Other Comprehensive Income

    On October 5, 2011, the Company acquired 2.6 million shares of TherapeuticsMD for a purchase price of $1.0 million, or $0.38 per share, representing approximately 3.2% of TherapeuticsMD’s outstanding common stock at that time.   The Company held investments in marketable equity securities as available-for-sale and the change in the market value gave rise to other comprehensive income. The components of other comprehensive loss are recorded in consolidated statements of income (loss), net of the related income tax effect. On June 14, 2013, the Company sold all its shares of TherapeuticsMD for approximately $4.6 million in cash proceeds, recognizing a gain on the investment of approximately $3.6 million.

Recent Accounting Pronouncements

    In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) which changes the requirements for reporting discontinued operations. ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or majority equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company adopted ASU 2014-08 as of January 1, 2014. The Company believes its sale of PML does not qualify as discontinued operations upon its adoption of ASU 2014-08 as the Company’s manufacturing facility was not a major line of business and was not a significant component of its financial results during our period of ownership, July 1, 2012 through April 21, 2014.  See Note 5, Asset Dispositions, for additional information.

    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize   revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about   the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and   changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting   periods beginning after December 15, 2016. Early application is not permitted. Entities can transition to the standard either retrospectively or as   a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect of the new revenue recognition guidance.

    On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The guidance will become effective January 1, 2017. The adoption of ASU 2014-15 is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

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

            The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014
	Level 1	Level 2		Level 3		Total
Assets
Money market fund and trust cash sweep investments (1)	$26,297	$	─	$	─	$26,297
Total Assets	$26,297	$	─	$	─	$26,297

	December 31, 2013
	Level 1		Level 2		Level 3		Total
Assets
Money market fund and trust cash sweep investments (1)		$6,312	$	─	$	─	$6,312
Total Assets		$6,312	$	─	$	─	$6,312

Liabilities
Contingent consideration (2)	$	─	$	─		$1,330	$1,330
Total Liabilities	$	─	$	─		$1,330	$1,330

(1)	The Company’s money market and trust cash sweep investments are included in cash and cash equivalents within its consolidated balance sheets.

(2)
Contingent consideration consists of certain holdback payments and contingent cash and equity payments with respect to our acquisition of Cypress. The fair value of the contingent consideration is included in contingent consideration within the consolidated balance sheets. The fair value of contingent consideration was originally estimated using probability weighted discounted cash flow models (“DCF”). The DCF incorporates level 3 inputs including estimated discount rates that the Company believes market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to the Cypress acquisition agreement. The Company analyzes and evaluates these fair value measurements quarterly to determine whether valuation inputs continue to be relevant and appropriate or whether current period developments warrant adjustments to valuation inputs and related measurements. Any increases or decreases in discount rates would have an inverse impact on the value of related fair value measurements, while increases or decreases in expected cash flows would result in a corresponding increase or decrease in fair value measurements.  The Company settled the matter of contingent consideration and paid the former shareholders of Cypress $1.3 million in January 2014.

    For the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the years ended December 31, 2014 and 2013 (in thousands).

	2014	2013
Liabilities:	Contingent Liability Consideration	Contingent Liability Consideration
Beginning balance at January 1,	$1,330	$14,328
Interest accretion of Cypress contingent consideration	─	670
Change in fair value of Cypress contingent consideration	─	(805)
Change in fair value of Cypress put right	─	8,361
Reclass of contingent consideration against indemnification claims pursuant to settlement with the former Cypress Shareholders	─	(4,955)
Gain on Cypress contingent consideration	─	(4,543)
Payment of contingent consideration – Cypress	(1,330)	─
Contingent consideration in connection with the acquisition of Treximet	1,950	─
Payment of contingent consideration – Treximet	(1,950)	─
Gain from the waiver of the put right pursuant to settlement with the former Cypress Shareholders	─	(11,726)
Ending balance at December 31, 2014	$ ─	$1,330

Note 4. Business Combinations and Other Acquisitions

    Consideration paid by the Company for the businesses it purchases is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recorded as goodwill.

Treximet Acquisition

    On August 20, 2014, the Company, through a wholly owned subsidiary PIL, formerly known as Worrigan Limited, completed the acquisition of the U.S. intellectual property rights to the pharmaceutical product, Treximet, from GSK. There were no other tangible or intangible assets acquired or liabilities assumed related to Treximet intellectual property from GSK.

    The total purchase price consisted of an upfront cash payment of $250.0 million paid to GSK upon closing of the transaction, and $17.0 million payable to GSK upon receipt of an updated Written Request for pediatric exclusivity from the FDA, subject to certain deductions based on delays in supplying the commercial product to the Company. Subsequently, the deductions resulting from delays in supplying the commercial product reduced the $17.0 million payable amount to $1.95 million, which was paid during the fourth quarter of 2014.  The Company funded this acquisition with $220.0 million in debt, plus approximately $32.0 million from available cash.

    Treximet is a medication indicated for the acute treatment of migraine pain and inflammation and is manufactured by GSK under a license from Pozen. In June 2003, Pozen licensed the U.S. only rights to Treximet to GSK.  GSK was responsible for all commercialization activities in the U.S. The product was approved by the FDA in April 2008. In November 2011, Pozen sold most of the future royalty and milestone payments covering Treximet sales in the U.S. to CPPIB Credit Investments Inc. (“CPPIB”). Treximet is covered by three patents in the U.S. which expire August 14, 2017. In addition, the Company will be seeking pediatric exclusivity and other potential FDA exclusivity options which may provide an additional six months to three years of exclusivity.

    In connection with the transaction, GSK assigned to PIL the Product Development and Commercialization Agreement, (the “PDC Agreement”) between GSK and Pozen. In connection with the assignment of the PDC Agreement, PIL paid $3.0 million to CPPIB (which owns the rights to the royalty payments under the PDC Agreement), and the Company granted Pozen a warrant (the “Warrant”) to purchase 500,000 shares of the Company’s common stock at an exercise price of $4.28 per share (the closing price of the Company’s common stock on May 13, 2014 as reported on NASDAQ). The Warrant is exercisable from the closing date (August 20, 2014) of the PDC Agreement until February 28, 2018. The Company will continue to pay a royalty to Pozen under the PDC Agreement, equal to 18% of Treximet net sales with quarterly minimum royalty amounts of $4.0 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.

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

(i)
Represents fair value of the contingent consideration payable to GSK upon receipt of an updated Written Request for pediatric exclusivity from the FDA after certain deductions based on delays in supplying the commercial product to the Company.

(ii)
Cash payment of $3.0 million to CPPIB and issuance of Warrant with fair value of $2.4 million to Pozen are considered as consideration paid by the Company to acquire the exclusive U.S. rights to Treximet. These payments were made in exchange for the consent of the respective parties to permit GSK to transfer the U.S. rights to Treximet to the Company.  The $2.4 fair value of the warrants was calculated using a Black-Scholes valuation model with assumptions for the following variables: price of Pernix stock on the closing date of the acquisition ($4.28); risk free interest rates (1.16%); and expected volatility (45.45%).  The warrants have been classified as equity.

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

The consolidated balance sheets include estimated identifiable intangible assets representing core technology intangibles valued at $230.0 million, and in-process research and development (“IPR&D”) intangibles valued at $23.0 million. The core technology intangible assets represent developed technology of products approved for sales in the market, which we refer to as marketed products, and have a finite useful lives. They are amortized on a straight line basis over a weighted average of 3.5 years. These estimates will be adjusted accordingly if the final identifiable intangible asset valuation generates results, including corresponding useful lives and related amortization methods, which differ from the pro forma estimates, or if the above scope of intangible assets is modified. The IPR&D are considered indefinite-lived intangible assets until the completion of abandonment of the associated research and development efforts. Accordingly, during the development period, these assets are not amortized but subject to an annual impairment review.  The final valuation is expected to be completed within 12 months from the completion of the acquisition, based on any updated assumptions and information related to facts and circumstances that existed as of the acquisition date.

(iv)
Goodwill is calculated as the difference between the purchase price of the consideration expected to be transferred and the fair values assigned to the assets acquired. Goodwill is not amortized but tested for impairment on an annual basis or when indications for impairment exist. Goodwill is not deductible for tax purposes

Pro forma Impact of Acquisition

    The following pro forma combined results of operations are provided for the years ended December 31, 2014 and 2013, as though the Treximet acquisition had been completed as of January 1, 2013.  These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Treximet acquisition or any estimated costs that will be incurred to integrate the Treximet product line. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors.

(in thousands, except per share data)	December 31
	2014 (unaudited)	2013 (unaudited)
Revenue	$158,419	$163,707
Net loss	$(52,673)	$(44,026)
Pro forma net loss per common share
Basic	$(1.39)	$(1.21)
Diluted	$(1.39)	$(1.21)

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

The Company has recognized net product sales and earnings for Treximet subsequent to the closing of August 20, 2014 in the amount of $54.8 million. Non-recurring transaction costs of approximately $836,000 related to the acquisition for the year ended December 31, 2014 are included in the consolidated statements of operations in selling, general and administrative expenses; these non-recurring transaction costs have been excluded from the pro forma results in the above table.

Somaxon Acquisition

    On March 6, 2013, Pernix completed an acquisition of Somaxon pursuant to an agreement and plan of merger dated December 10, 2012. As a result of the transaction, each outstanding share of Somaxon common stock was converted into the right to receive 0.477 shares of Pernix common stock. Somaxon stockholders received approximately 3.7 million shares of Pernix common stock which was calculated based on a weighted average price of Pernix stock and a common stock value consideration of $25 million. Upon completion of the merger all unexercised and unexpired warrants to purchase Somaxon common stock were assumed by Pernix and were estimated to have a fair value of $0.9 million at the closing date.

    The Somaxon acquisition broadened the Company’s product portfolio and provides the opportunity for OTC development of Silenor, a non-controlled substance approved for the treatment of insomnia characterized by difficulty with sleep maintenance.

    The Somaxon acquisition was accounted for as a business combination in accordance with ASC No. 805 Business Combinations, which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The initial purchase price allocation was preliminary with respect to taxes and certain accruals and included the use of estimates based on information that was currently available at the time.  The Company believes the estimates used are reasonable and the significant effects of the Somaxon acquisition are properly reflected.  Since the date of the acquisition, the Company made adjustments to recognize previously unrecorded liabilities of approximately $1.6 million offset by adjustments to increase intangible asset values by $0.3 million and establish deferred tax assets of approximately $11.6 million.

    The following table summarizes the consideration paid to acquire Somaxon and the estimated values of assets acquired and liabilities assumed in the accompanying unaudited consolidated balance sheet based on their fair values on March 6, 2013 (in thousands, except stock price):

	March 6, 2013 (as initially reported)	Measurement Period Adjustment (i)		March 6, 2013 (As adjusted)
Consideration (ii) :
Shares of Pernix common stock issued to Somaxon’ stockholders	3,665		─	3,665
Pernix common stock price	$6.26	$	─	$6.26
Fair value of common stock issued	$22,945		─	$22,945
Fair value of warrants (iii)	895		─	895
Total consideration	$23,840	$	─	$23,840

Fair Value of Liabilities Assumed:
Current liabilities	$8,764		$1,607	$10,371
Long-term liabilities	3,403	─		3,403
Long-term deferred tax liability (iv)	11,342		(11,559)	(217)
Amount attributable to liabilities assumed	$23,509		$(9,952)	$13,557
Total purchase price plus liabilities assumed	$47,349		$(9,952)	$37,397

Fair Value of Assets Acquired:
Current assets, excluding inventory	$4,782	$	─	$4,782
Inventory (v)	1,090		─	1,090
Intangible assets (vi)	30,729		300	31,029
Amount attributable to assets acquired	$36,601		$300	$36,901

Goodwill (vii)	$10,748		$(9,262)	$496

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

(ii)
Under the terms of the merger agreement, consideration paid by Pernix consisted of approximately 0.477 shares of Pernix common stock for each share of Somaxon common stock and assumption of Somaxon’s warrants. The fair value of the total purchase price was based upon the NASDAQ closing price of Pernix common stock on the day immediately prior to the closing date of the transaction, March 6, 2013. The Company issued a total of approximately 3.7 million shares of its common stock to former Somaxon stockholders in exchange for their shares of Somaxon common stock and assumed approximately 469,000 outstanding warrants.

(iii)
The $895,000 fair value of the assumed warrants was calculated using a Black-Scholes valuation model with assumptions for the following variables: closing price of Pernix stock on the closing date of the merger ($6.16); risk-free interest rates (1.95%); and expected volatility (68.17%). The assumed warrants have been classified as equity.

(iv)
The Company received carryover tax basis in Somaxon’s assets and liabilities because the acquisition was not a taxable transaction under the United States Internal Revenue Code of 1986, as amended. Based upon the preliminary purchase price allocation, an increase in financial reporting carrying value related to the intangible assets and the inventory acquired from Somaxon was expected to result in a deferred tax liability of approximately $11.3 million.  Subsequently, during 2013 the net deferred tax liability related to Somaxon was reduced by $11.6 million to a deferred tax asset of $217,000 due to the re-allocation of the purchase price to recognize the utilizable deferred tax assets associated with the transaction.  During the fourth quarter of 2014, the Company completed a study, under section 382 of the Internal Revenue Code (“IRC”), for Somaxon resulting in an adjustment to the estimate at closing of $990,000.

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

The consolidated financial statements include estimated identifiable intangible assets representing in-process research and development, or IPR&D, intangibles valued at $22.3 million, core technology intangibles valued at $8.0 million and a product license valued at $700,000. The IPR&D are considered indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. Accordingly, during the development period, these assets are not amortized but are subject to impairment review. The core technology intangible assets represent developed technology of products approved for sale in the market, which we refer to as marketed products, and have finite useful lives. They are amortized on a straight line basis over a weighted average period of 4 years.

(vii)
Goodwill is calculated as the difference between the acquisition date purchase price of the consideration transferred and the fair values assigned to the assets acquired and liabilities assumed. Goodwill is not amortized but tested for impairment on an annual basis or when indications of impairment exist. Goodwill is not deductible for tax purposes. Goodwill specifically includes the expected synergies and other benefits that the Company believes will result from combining its operations with those of Somaxon and other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition.

    We did not provide pro forma financial information because we do not believe the information is material, as Somaxon’s net income is included within the Company’s consolidated statement of income for approximately ten months of the year ended December 31, 2013 and for the entire twelve months for the year ending December 31, 2014.

Cypress Acquisition

    On December 31, 2012, the Company completed the acquisition of Cypress by purchasing all the outstanding capital stock of Cypress from the former stockholders of Cypress. The Company paid $52.0 million in cash and issued approximately 4.4 million shares of the Company’s common stock with a market value equal to approximately $34.3 million based on the closing price per share of $7.75 as reported on the NYSE MKT LLC on December 31, 2012. In addition, the Company agreed to pay a holdback payment up to $5.5 million on December 15, 2013, a $1.0 million payment contingent on Cypress’ 2013 gross sales, $4.5 million to be deposited in escrow on December 15, 2013 and $5.0 million in shares of Company’s common stock upon the occurrence of a milestone event, for an aggregate purchase price up to $102.3 million.  The Company also granted a put right to the sellers pursuant to which the sellers could have put the acquisition shares to the Company at approximately $5.38 per share, exercisable from January 1, 2014 to January 31, 2014 under certain circumstances.

    As the result of a settlement agreement between the Company and the former Cypress Shareholders entered into during January of 2014, the put right has been waived and the terms of the contingent consideration have been modified.  As part of the settlement, the Company agreed to pay $1.3 million to the Plaintiff Shareholders on or before February 7, 2014, which amount was accrued at the time of the Cypress acquisition as a contingent consideration in our financial statements. This payment was made according to these terms.  In exchange for this payment, both parties released all claims against the other parties, which includes the Plaintiff Shareholders waiving any rights to the put obligation of the Company included in the Purchase Agreement. Additionally, this payment repays in full all currently existing obligations by us to fund the escrow account or to pay the holdback amount under the Purchase Agreement. The settlement also modified the language relating to the milestone payment payable to the Plaintiff Shareholders pursuant to the Purchase Agreement but still reflects a one-time payment of $5.0 million, payable in cash or stock, upon the achievement of one of such milestones related to the development or sale of certain in-process research and development.

    See Note 5, Asset Dispositions, for discussion of the sale of certain of the generic assets and Abbreviated New Drug Application (ANDAs) which were acquired in the Cypress acquisition.

    The Cypress acquisition was accounted for as a business combination in accordance with ASC No. 805 Business Combinations, which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values.

    A preliminary allocation of the purchase price as of December 31, 2012 was prepared in connection with the Company's annual financial statements filed on Form 10-K for the period ended December 31, 2012. Concurrent with the sale of the Cypress assets to Breckenridge (see Note 5, Asset Dispositions) in September 2013, the Company obtained an updated valuation summary of the purchase consideration which was compared to the preliminary fair value estimates that were used to prepare the initial purchase price allocation. With this information, the Company updated the assets acquired, as well as certain other estimates used in the initial purchase price allocation related to deferred tax amounts and other accruals based on the updated valuation. The Company believes the estimates used are reasonable and the significant effects of the acquisition are properly reflected. During the year ended December 31, 2013, the Company made adjustments to reallocate the fair value of the consideration of approximately $1.5 million and to recognize deferred taxes of approximately $2.3 million. The adjustments are based on updated assumptions and information related to facts and circumstances that existed as of the acquisition date as well as confirmatory information related to accruals.

    Cypress’ operating results are included in the Company’s consolidated statements of loss and comprehensive (loss) income for the years ended December 31, 2013 and 2014 and therefor proforma information is not applicable.

Acquisition of GSL

    On July 2, 2012, the Company acquired the business assets of GSL, a pharmaceutical contract manufacturing company located in Houston, Texas. The Company closed on the related real estate on August 30, 2012. Upon the final closing, the Company paid an aggregate of approximately $4.9 million (including $300,000 deposited to an escrow that was subsequently refunded to the Company as payment for unrecorded liabilities), and assumed certain liabilities totaling approximately $5.9 million for substantially all of GSL’s assets including the land and buildings in which GSL operates. GSL has an established manufacturing facility for the pharmaceutical industry, which was expected to provide the Company with potential cost savings going forward. The Company acquired the GSL assets through a wholly-owned subsidiary, Pernix Manufacturing, LLC. The results of operations of Pernix Manufacturing have been included in the Company’s consolidated financial statements since the acquisition date.

    The GSL Acquisition was accounted for as a business combination in accordance with ASC No. 805 Business Combinations which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price allocation was preliminary and was based on estimates of fair values at the date of the acquisition. The Company evaluated the preliminary purchase price allocation, which was adjusted as additional information relative to the fair value of assets and liabilities became available.

    GSL’s operating results are included in the Company’s consolidated statements of loss and comprehensive (loss) income for the years ended December 31, 2013 and 2014 and therefore proforma information is not necessary.

Note 5. Asset Dispositions

Disposal of PML

    On March 31, 2014, the Company entered into a definitive agreement to divest its manufacturing operations, PML, to Woodfield Pharmaceutical LLC.  Accordingly, during the three months ended March 31, 2014, the Company adjusted PML’s net assets to fair value and, as a result, recorded the assets as held for sale, net of an impairment charge of approximately $6.5 million.  The Company closed on the sale of PML on April 21, 2014.  The Company received approximately $1.2 million in proceeds, net of the assumed mortgage and working capital liabilities at closing.  The entire PML operation and the mortgage was assumed by the acquirer.  The Company recorded an additional loss on the sale of approximately $202,000 at closing.  The Company does not believe the disposal of PML qualifies as discontinued operations as the manufacturing facility was not a major line of business and was not a significant component of the Company’s financial results during our period of ownership.

Disposition of Certain Cypress Assets

    On September 11, 2013, the Company completed the sale of certain of its generic assets held by Cypress to Breckenridge pursuant to the Purchase Agreement, as amended. The assets included seven previously marketed products, eight ANDAs filed at the FDA, and certain other ANDAs in various stages of development and the transfer of $1.0 million in inventory.

    Breckenridge paid the Company $2.0 million in cash upon execution of the Purchase Agreement, approximately $17.9 million, before customary closing costs of approximately $173,000, in cash at the closing of the transaction, and issued two promissory notes, each in an amount of approximately $4.9 million, net of a present value discount (at an assumed rate of 3.1% on the one-year note and 4.25% on the two-year note) of approximately $505,000 in the aggregate, with one due on the first anniversary after the closing and the other due on the second anniversary after the closing, for an aggregate purchase price of up to approximately $29.6 million.

Note 6. Derivative Instruments

    In connection with the acquisition of Cypress effective December 31, 2012, the Company issued a put right to Cypress’ former shareholders.  The put right, which had an expiration date of  January 31, 2014, was exercisable during the thirty-day period immediately following the one-year anniversary date of the business acquisition, which if exercised would have enabled the put right holders to sell any of the shares they still held at the time of exercise (3.5 million as of December 31, 2013 from the underlying 4.4 million shares of the Company’s common stock they received as part of the purchase consideration), back to the Company at a price of $5.38 per share, which represents a 30% discount off of the per-share value established on the effective date of the closing of the acquisition.  In accordance with the relevant authoritative accounting literature a portion of the total purchase consideration was allocated to this put liability based on its initial fair value, which was determined to be $3.4 million using a Black-Scholes model. The inputs used in the valuation of the put right include term, stock price volatility, current stock price, exercise price, and the risk free rate of return.  The Company has classified the put right, for which the fair value is re-measured on a recurring basis at each reporting date as a Level 3 instrument, which the Company believes is the most appropriate level within the fair value hierarchy based on the inputs used to determine its fair value at the measurement date.  In connection with the settlement between the Company and the former Cypress shareholders, pursuant to which the rights under the put option were waived (See Note 5, Asset Dispositions), the fair value of the put right liability was written off as of December 31, 2013 and recorded as a gain to contingent consideration and is included in other non-operating income in the accompanying consolidated statement of income (loss) and comprehensive income (loss).

Note 7. Accounts Receivable

    Accounts receivable consist of the following (in thousands):

	December,	December 31,
	2014	2013
Trade accounts receivable	$42,565	$25,585
Less allowance for prompt pay discounts	(893)	(532)
Less allowance for doubtful accounts	(228)	(84)
Total trade receivables	41,444	24,969

Receivables from third parties	2,601	655
Other miscellaneous receivables	82	57
Total accounts receivable	$44,127	$25,681

    The Company typically requires customers to remit payments within the first 30 days for brand purchases and 60 to 120 days for generic purchases (depending on the customer and the products purchased). The Company offers wholesale distributors a prompt payment discount, which is typically two percent as an incentive to remit payment within this timeframe. Accounts receivable are stated net of the estimated prompt pay discount.

Note 8. Notes Receivable

    The Company received two promissory notes from Breckenridge in connection with the sale of its generic assets held by Cypress to Breckenridge on September 11, 2013.  The notes mature on the first and second anniversary dates of the closing. The one year promissory note was paid in full during the year ended December 31, 2014 in the amount of $4.9 million.  The remaining two year promissory note in the amount of $4.9 million matures on September 11, 2015.  The promissory note is recorded net of a present value discount (at an assumed rate of 4.25% on the two year note).

Note 9. Inventory

    Inventories consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Raw materials	$417	$1,460
Packaging materials	82	841
Samples	883	732
Finished goods	12,200	13,411
Inventory, gross	13,582	16,444
Reserve for obsolescence	(2,220)	(2,634)
I Inventory, net	$11,362	$13,810

    An increase in the basis of inventory related to the acquisitions of Cypress and Somaxon is included in the balances above as of December 31, 2014 and 2013.  The increase included in raw materials from the Somaxon acquisition was approximately $97,000 and $220,000 as of December 31, 2014 and 2013, respectively.  The increase included in finished goods from the Cypress and Somaxon acquisitions was approximately $0 and $2.7 million, in the aggregate, as of December 31, 2014 and 2013, respectively (in thousands):

Note 10. Property, Plant & Equipment

	December 31, 2014	December 31, 2013
Land	$572	$1,356
Buildings and improvements	12	3,986
Vehicles	─	15
Equipment	253	2,344
Furniture and fixtures	339	189
Computer software and website	517	94
Total carrying value of property, plant & equipment, gross	1,693	7,984
Less accumulated depreciation	(179)	(1,112)
Total plant, property & equipment, net	$1,514	$6,872

    Depreciation expense amounted to approximately $331,000, $672,000 and $324,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

    During 2014, as discussed in Note 5, Asset Dispositions, the company disposed of its manufacturing facility, PML, resulting in impairment charges of $6.5 million.  Approximately, $5.8 million of this impairment charge related to impairments on the PML plant, property and equipment.  During the year ended December 31, 2013, we recognized an impairment charge to capitalized software of approximately $98,000 and equipment of approximately $113,000.

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

    On May 14, 2012, in connection with its withdrawal from the JV, the Company acquired the exclusive rights from SEEK, its former joint venture partner, to commercialize and market products utilizing the joint venture’s intellectual property (IP) in the areas of cough, cold, sinus and allergy in the United States and Canada for $5.0 million. The investment in the JV at termination was approximately $1.4 million and approximately $2.7 million arising from a deferred tax liability. The total value of the license recorded was approximately $9.1 million. Under the terms of the agreement, Pernix would have paid royalties to SEEK on sales of products utilizing the joint venture IP in the United States and Canada. Pernix would have also received royalties from SEEK for product sales outside of the United States and Canada. As a result, the Company no longer shared in the development costs outside the United States and Canada.

    Effective August 30, 2013, the Company re-licensed all of our rights to these assets in the United States and licensed the Dr. Cocoa trademark and logo to infirst+ in exchange for a royalty of 5% of net sales in the United States through 2019 and 2.5% of net sales in the United States and Canada from 2020 through 2029.  Our former subsidiary, PML, entered into a supply agreement with infirst+ to supply certain of infirst+’s manufactured products in the United States.  As a result of this transaction, the Company no longer has any rights to a royalty for products utilizing the intellectual property described above outside of the United States and Canada.  Because the fair value of the expected royalty stream supports the carrying value of the related intangibles and the Company had not yet launched the product, there was no financial impact.

Note 12. Intangible Assets and Goodwill

    Intangible assets consist of the following (in thousands, except years):

		As of December 31, 2014
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Non-amortizable intangible assets:
Trademark rights	Indefinite	$400	─	$400
In-process research and development	Indefinite	48,300	─	48,300
Total Non-amortizable intangible assets		48,700	─	48,700

Amortizable intangible assets:
Patents	11.0 years	500	(355)	145
Brand	8.0 years	3,887	(2,308)	1,579
Product licenses	11.0 years	17,581	(4,058)	13,523
Non-compete and supplier contracts	5.3 years	5,194	(4,342)	852
Acquired developed technologies	4.4 years	269,826	(34,136)	235,690
Total amortizable intangible assets		296,988	(45,199)	251,789

Total intangible assets		$345,688	$(45,199)	$300,489

		As of December 31, 2013
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization		Net Carrying Amount
Non-amortizable intangible assets:
Trademark rights	Indefinite	$400	$	─	$400
In-process research and development	Indefinite	25,300		─	25,300
Total non-amortizable intangible assets		25,700		─	25,700

Amortizable intangible assets:
Patents	11.0 years	500		(306)	194
Brand	8.0 years	3,887		(1,822)	2,065
Product licenses	11.0 years	15,964		(2,383)	13,581
Customer relationships	6.0 years	1,848		(462)	1,386
Non-compete and supplier contracts	5.3 years	5,194		(3,609)	1,585
Acquired developed technologies	12.2 years	40,000		(4,489)	35,511
Total amortizable intangible assets		67,393		(13,071)	54,322

Total intangible assets		$93,093		$(13,071)	$80,022

    As of December, 2014, the weighted average life for our definite-lived intangible assets in total was approximately 4.86 years.

    In connection with the acquisition of the Treximet intangible assets (see Note 4, Business Combinations and Other Acquisitions, for further information), the Company recorded, at fair value, intangible assets consisting of intellectual property valued at $230.0 million and IPR&D intangibles valued at $23.0 million.  Intellectual property will be amortized on a straight line basis over 3.5 years. IPR&D will be amortized on a straight line basis over its useful life once the receipt of regulatory approval is obtained.

    During 2013, the Company recorded impairment charges of approximately $213,000 against product licenses, $545,000 against patents, $239,000 against trademark rights and $18.4 million against IPR&D. The impairment charges against IPR&D consist of $8.9 million related to projects the Company acquired in the acquisition of Cypress that we have elected not to continue to pursue and a write-down of approximately $9.5 million on one project for which the Company is pursuing an alternative strategic path.

    Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows (in thousands):

Amount
2015	$73,734
2016	72,881
2017	71,214
2018	12,904
2019	4,364
Thereafter	16,692
Total	$251,789

    Amortization expense was $32.7 million, $7.3 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Goodwill

    Changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Beginning Balance	$42,497	$37,161
Goodwill acquired – Somaxon	—	10,748
Goodwill acquired – Treximet	4,309	—
Goodwill impairment – PML (see Note 5)	(916)	—
Adjustments (1)	(990)	(5,412)
Total	$44,900	$42,497

(1)
Primarily reflects the impact of measurement period adjustments related to the Cypress and Somaxon acquisitions composed of a tax adjustment related to the completion of a study, under section 382 of the IRC, for Somaxon that was completed in the fourth quarter of 2014 resulting in an adjustment to the estimate at closing, a deferred tax asset on the increase in the basis of the acquired inventory, an increase in certain accrued allowances and the impact of the re-evaluation of the opening balance sheet Cypress intangible assets and inventory.  See Note 4, Business Combinations and Other Acquisitions and Note 5, Asset Dispositions, for further information.

Note 13. Accrued Allowances

    Accrued allowances consist of the following (in thousands):

	December 31,	December 31,
	2014	2013
Accrued returns allowance	$9,691	$12,049
Accrued price adjustments	32,945	18,301
Accrued government program rebates	9,968	3,936
Total	$52,604	$34,286

Note 14. Accrued Expenses

    Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2014	2013
Due to third parties (revenue sharing arrangements)	$9,153	$3,654
Accrued legal reserve	3,500
Other accrued expenses	2,680	1,732
Total	$15,333	$5,386

Note 15. Other Liabilities

    Other liabilities consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Settlement obligations (see Note 24)	$11,229	$14,115
Deferred revenue	3,743	4,279
Other	47	64
Total contracts payable and other obligations	$15,019	$18,458

Other liabilities – current	$3,264	$4,072
Other liabilities – long term	$11,755	$14,386

Note 16. Debt and Lines of Credit

    Debt consists of the following (in thousands):

	December 31, 2014	December 31, 2013
Amounts outstanding under the Midcap Credit Facility	$7,345	$16,860
StanCorp mortgage	─	1,450
Senior secured notes (the “Treximet Notes”)	220,000	─
Senior convertible notes (the “February 2014 Convertible Notes”)	65,000	─
Total debt	$292,345	$18,310

Debt – short-tem	$7,345	$17,000
Debt – long term	$285,000	$1,310

    The following table represents, by year, the future maturity schedule of the outstanding debt and line of credit as of December 31, 2014 (in thousands):

2015 (line of credit classified as current debt)	$7,345
2016	─
2017	─
2018	─
2019	65,000
2020 and thereafter	220,000
Total maturities	$292,345

    Interest expense, gross of interest income, amounted to $19.1 million, $4.2 million and $169,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Credit Facility – MidCap Funding V, LLC

    In connection with the purchase of all of the capital stock of Cypress, the Company, together with its subsidiaries, entered into a Credit and Guaranty Agreement, dated December 31, 2012, with MidCap Funding V, LLC, as administrative agent, a lender and as a co-bookrunner, and Business Development Corporation of America, as co-bookrunner, and additional lenders from time to time party thereto (the "Original Credit Agreement"). The Original Credit Agreement provided for a term credit facility of $42.0 million. Subject to certain permitted liens, the obligations under this facility were secured by a first priority perfected security interest in substantially all of the assets of the Company and its subsidiaries. The proceeds from this facility were used to fund a portion of the cash consideration of the acquisition of Cypress.  On May 8, 2013, the Company, together with its subsidiaries, entered into an Amended and Restated Credit Agreement with MidCap Financial, LLC, as Administrative Agent and as a lender, and additional lenders from time to time party thereto (the “Amended and Restated Credit Agreement”).  The May 2013 amendments were treated as a modification of debt under GAAP, and the Company expensed $630,000 of deferred financing fees and recorded approximately $670,000 of new deferred financing fees for the year ended December 31, 2013.

    On February 21, 2014, in connection with the February 2014 Convertible Notes offering discussed below, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the “Amendment” and together with the Amended and Restated Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with MidCap Funding IV, LLC, as Agent and as a lender (“MidCap”), and the other lenders from time to time parties thereto. In addition to allowing for the note issuance, the Amendment provides for the addition of a $20.0 million uncommitted accordion feature to the lenders’ existing $20.0 million revolving loan commitment. Pursuant to the Amendment, MidCap and the other lenders released their liens on certain Company assets. The obligations under the Amended Credit Agreement are secured by a first priority security interest in the Company’s accounts, inventory, deposit accounts, securities accounts, securities entitlements, permits and cash. On April 23, 2014 the Company entered into Amendment No. 2 to the Amended and Restated Credit Agreement with MidCap to increase the letter of credit sublimit from $0 to $750,000.  On August 19, 2014 the Company, MidCap, and certain subsidiaries of the Company entered into Amendment No. 3 to the Amended and Restated Credit Agreement dated as of May 8, 2013 to permit the Company to consummate the purchase of the Treximet assets from GSK.

     The covenants contained in the Amended Credit Agreement required the Company to maintain a minimum amount of earnings before interest, tax, depreciation and amortization (“EBITDA”) and net invoiced revenues unless the Company demonstrate minimum liquidity of at least $30.0 million through June 30, 2014.  This was revised and not required with Amendment No. 3.  Beginning with the calendar month ending March 31, 2015, the Company with be required to meet a minimum fixed charge coverage ratio.  The Amended Credit Agreement also continues to include customary covenants for a secured credit facility, which include, among other things, (a) restrictions on (i) the incurrence of indebtedness, (ii) the creation of or existence of liens, (iii) the incurrence or existence of contingent obligations, (iv) making certain dividends or other distributions, (v) certain consolidations, mergers or sales of assets and (vi) purchases of assets, investments and acquisitions; and (b) requirements to deliver financial statements, reports and notices to the agent and the other lenders, provided that, the restrictions described in (a)(i)-(vi) above are subject to certain exceptions and permissions limited in scope and dollar value. The Amended Credit Agreement also contains customary representations and warranties and event of default provisions for a secured credit facility.

    The loans under this facility bear interest at a rate equal to the sum of the LIBOR (with a floor of 1.5%) plus an applicable margin of 7.50% per annum (9% at December 31, 2014). The expiration date of the agreement has been extended to February 21, 2017.  The Company is required to maintain a lockbox for which all funds deposited into the lockbox account shall be transferred for payment by the close of each business day to reduce the balance of the revolving loan. In addition, upon the occurrence and during the continuance of an event of default and if requested by MidCap, the amounts due under the revolving loan commitment shall become immediately due and payable.  Therefore, amounts outstanding under this agreement are recorded on the balance sheet as current debt as of December 31, 2014 and 2013.

February 2014 Convertible Note Offering

    On February 21, 2014, the Company issued $65.0 million aggregate principal amount 8.0% Convertible Senior Notes. The February 2014 Convertible Notes mature on February 15, 2019, unless earlier converted.  The Company received net proceeds from the sale of the February 2014 Convertible Notes of $58.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Interest on the February 2014 Convertible Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2014.  The note balance of $65.0 million is recorded as long term debt on the balance sheet as of December 31, 2014 and is payable on February 15, 2019.

    The February 2014 Convertible Notes are governed by the terms of an indenture (the “February 2014 Indenture”), between the Company and Wilmington Trust, National Association (the “February 2014 Trustee”), each of which were entered into on February 21, 2014.

    The February 2014 Convertible Notes are senior unsecured obligations and are: senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the February 2014 Convertible Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries.

    The Company may not redeem the February 2014 Convertible Notes prior to the maturity date (February 15, 2019). However, the holders may convert their February 2014 Convertible Notes at any time prior to the close of business on the business day immediately preceding February 15, 2019. Upon conversion, the Company will deliver a number of shares of the Company’s common stock equal to the conversion rate in effect on the conversion date. The initial conversion rate will be 277.7778 shares of the Company’s common stock for each $1,000 principal amount of the February 2014 Convertible Notes, which represents an initial conversion price of approximately $3.60 per share. Following certain corporate transactions that can occur on or prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its February 2014 Convertible Notes in connection with such a corporate transaction.

    As the Company was not required to separate the conversion option in the February 2014 Convertible Notes under ASC 815, Derivatives and Hedging , it considered whether the cash conversion guidance contained in ASC 470-20, Debt with Conversion and Other Options, is applicable to the February 2014 Convertible Notes. However, as the conversion option may not be settled in cash upon the Company’s election, the Company concluded that the cash conversion guidance is not applicable to the February 2014 Convertible Notes, and the Company therefore recorded the entire proceeds of the February 2014 Convertible Notes as a liability, without allocating any portion to equity.

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

    For the year ended December 31, 2014, total interest expense related to the outstanding principal balance of the February 2014 Convertible Notes was $4.5 million at the stated interest rate of 8.0% per annum. As of December 31, 2014, the Company had outstanding borrowings of $65.0 million related to the February 2014 Convertible Notes.  The Company has $5.8 million in deferred financing costs related to the February 2014 Convertible Notes as of December 31, 2014.  This is recorded on the balance sheet in Prepaid Expenses and Other Current Assets and Other Long-Term Assets.

Treximet Note Offering

    On August 19, 2014, the Company issued $220.0 million aggregate principal amount of its 12% Senior Secured Notes due 2020 (the “Treximet Notes”) pursuant to an Indenture (the “August 2014 Indenture”) dated as of August 19, 2014 among the Company, certain of its subsidiaries (the “Guarantors”) and U.S. Bank National Association (the “August 2014 Trustee”), as trustee and collateral agent.

    The Treximet Notes mature on August 1, 2020 and bear interest at a rate of 12.0 % per annum, payable in arrears on February 1 and August 1 of each year (each, a “Payment Date”), beginning on February 1, 2015. On each Payment Date, commencing August 1, 2015, the Company will also pay an installment of principal on the Treximet Notes as further described below in Note 17, Senior Secured Notes – Treximet – Current.

    The Treximet Notes are unconditionally guaranteed, jointly and severally, by the Guarantors. The Treximet Notes and the guarantees of the Guarantors are secured by a continuing first-priority security interest in substantially all of the assets of the Company and the Guarantors related to Treximet, other than inventory and certain inventory related assets, including accounts arising from the sale of the inventory.

    The Company may redeem the Treximet Notes at its option, in whole at any time or in part from time to time, on any business day, on not less than 30 days’ nor more than 60 days prior notice provided to each holder’s registered address. If such redemption is prior to August 1, 2015, the redemption price is equal to the greater of (i) the principal amount of the Treximet Notes being redeemed and (ii) the present value, discounted at the applicable treasury rate of the principal amount of the Treximet Notes being redeemed plus 1.00%, of such principal payment amounts and interest at the rate per annum shown above on the outstanding principal balance of the Treximet Notes being redeemed assuming the principal balances are amortized at the times and in the assumed amounts set forth on Schedule A to the August 2014 Indenture.  If such redemption occurs (i) on or after August 1, 2015 and prior to August 1, 2016, the redemption price will equal 106% of the outstanding principal amount of Treximet Notes being redeemed plus accrued and unpaid interest thereon, (ii) on or after August 1, 2016 and prior to August 1, 2017, the redemption price will equal 103% of the outstanding principal amount of the Treximet Notes being redeemed plus accrued and unpaid interest thereon and (iii) on or after August 1, 2017, the redemption price will equal 100% of the outstanding principal amount of the Treximet Notes being redeemed plus accrued and unpaid interest thereon.

    The August 2014 Indenture contains covenants that limit the ability of the Company and the Guarantors to, among other things: incur certain additional indebtedness; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem certain indebtedness; make certain investments; create restrictions on the ability of the Guarantors to pay dividends to the Company or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. Upon the occurrence of certain events constituting a change of control, the Company is required to make an offer to repurchase all of the Treximet Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date.

    The August 2014 Indenture provides that an Event of Default (as defined in the August 2014 Indenture) will occur if, among other things, (a) the Company defaults in any payment of interest on any note when due and payable, and such default continues for a period of 30 days (b) the Company defaults in the payment of principal of or premium, if any, on any note when due and payable on the maturity date, upon declaration of acceleration or otherwise, or to pay the change of control repurchase price, when due and payable, and such default continues for a period of five days; (c) failure to make a repurchase offer in the event of a change in control when required under the August 2014 Indenture, which continues for three business days; (d) the Company or any Guarantor fails to comply with certain covenants after receiving written notice from the August 2014 Trustee or the holders of more than 25% of the principal amount of the outstanding Treximet Notes; (e) the Company or any Guarantor defaults with respect to other indebtedness for borrowed money in excess of $8.0 million and such default is not cured within 30 days after written notice from the August 2014 Trustee or the holders of more than 25% of the principal amount of the outstanding Treximet Notes; (f) the Company or any Guarantor has rendered against it a final judgment for the payment of $8.0 million (or its foreign currency equivalent) or more (excluding any amounts covered by insurance) under certain circumstances; (g) certain bankruptcy, insolvency, liquidation, reorganization or similar events occur with respect to the Company or any Guarantor; (h) a guarantee of the Treximet Notes (with certain exceptions) is held to be unenforceable or invalid in a judicial proceeding or ceases to be in full force and effect or a Guarantor disaffirms its obligations under its guarantee of the Treximet Notes, and (i) certain changes in control of a Guarantor.

    On August 19, 2014, the Company entered into the First Supplemental Indenture to the August 2014 Indenture for the Company’s February 2014 Convertible Notes due 2019 (the “First Supplemental Indenture”) to permit the Company to consummate the purchase of the Treximet assets from GSK described in Note 4, Business Combinations and Other Acquisitions, and to issue the Treximet Notes. On August 19, 2014, the Company also entered into the Second Supplemental Indenture to the August 2014 Indenture for the Company’s February 2014 Convertible Notes due 2019 (the “Second Supplemental Indenture”) to add PIL, a wholly owned subsidiary of the Company, as a guarantor.

    For the year ended December 31, 2014, total interest expense related to the outstanding principal balance of the Treximet Notes was $9.8 million at the stated interest rate of 12.0% per annum. As of December 31, 2014, the Company had outstanding borrowings of $220.0 million related to the Treximet Notes included as long-term debt on the accompanying balance sheet.  The Company has $7.3 million in deferred financing costs related to the Treximet Notes as of December 31, 2014.  This is recorded on the balance sheet in Prepaid Expenses and Other Current Assets and Other Long-Term Assets.

Note 17.  Senior Secured Notes – Treximet – Current

    On each Payment Date, commencing August 1, 2015, the Company will pay an installment of principal on the Treximet Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Notes on such Payment Date of $6.6 million per quarter).   Pursuant to the August 2014 Indenture, there is no principal payment applicable to Treximet sales in the third and fourth quarters of the fiscal year ended December 31, 2014.  The first principal payment is due on August 1, 2015 and will be calculated on net sales for the first and second quarters of 2015, less interest paid during those same two quarters.   At each month-end beginning with January 2015, the net sales of Treximet will be calculated, the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment must be paid at that time.    The balance outstanding on the Treximet Notes, or the full amount of the $220 million principal of the notes if the calculation as described does not result in any principal payments during the term of the Treximet Notes, will be due on the maturity date of the Treximet Notes which is August 1, 2020.  Based on the calculation of the principal payments and the fact that under the circumstance where the calculation does not result in any excess to be applied to principal then no principal would be due, the Company has recorded the $220 million of Treximet Notes as long term as of December 31, 2014.

Note 18. Temporary Equity

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

    The $3.4 million fair value of the put option was calculated using a Black-Scholes valuation model with assumptions for the following variables: the closing Pernix stock price 30 days prior to November 13, 2012 ($7.75), risk-free interest rates (1.84%), and expected volatility (68.34%). As the put right provides the sellers of Cypress a cash settlement option, this cash redemption feature is bifurcated from common stock issued as a consideration and classified as current liability.  In connection with the Company’s settlement with the former Cypress shareholders, pursuant to which the cash settlement option to the put right was waived, the fair value of the put right was therefore recognized as a gain on contingent commission and the temporary equity was reclassed to shareholders’ equity as of December 31, 2013.  See Note 4, Business Combinations and Other Acquisitions, for further information.

Note 19. Stockholders’ Equity

Controlled Equity Offering

On February, 10, 2012, the Company entered into a controlled equity offering program with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company sold 3.0 million shares of common stock for total net proceeds of approximately $23.8 million. The offering was made pursuant to a shelf registration statement filed with the SEC on May 31, 2011. The Company used the proceeds of this financing to fund acquisitions and for general corporate purposes in 2012. This program was closed on May 1, 2012.

In November 2014, the Company filed a shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and units.  The shelf registration statement includes a sales agreement prospectus covering the offering, issuance and sale of up to $100.0 million of shares of our common stock that may be issued and sold under the Controlled Equity Offering Sales Agreement, dated November 7, 2014, between us and Cantor as agent. This program will provide us with financial flexibility and the ability to opportunistically access the capital markets.

    Also in November 2014, we filed an acquisition shelf registration statement on Form S-4 with the SEC, which will enable us to issue up to 12,000,000 shares of our common stock in one or more acquisition transactions. These transactions may include the acquisition of assets, businesses or securities, whether by purchase, merger or any other form of business combination.

    The Company currently has no immediate plans to issue securities pursuant to either of these registration statements.

Stock Repurchase Contract with Related Party

    On September 10, 2010, Pernix entered into an agreement, pursuant to a stock repurchase authorization from our board of directors on May 12, 2010, to purchase 2.0 million shares of its common stock from an employee of Pernix at $1.80 per share. The aggregate purchase price of $3.6 million was paid in equal quarterly installments of $300,000 over three years, ending on April 1, 2013.  No amounts were due under this agreement at December 31, 2013 and 2014.

Warrants Issued in Acquisition of Somaxon

    In connection with the acquisition of Somaxon in March 2013, the Company assumed approximately 469,000 outstanding warrants in the acquisition of Somaxon.  These warrants have exercise prices ranging from $7.70 to $90.72 and expiration dates ranging from July 2016 through August 2021.

Warrants Issued in Acquisition of Treximet

    In connection with the acquisition of Treximet in August 2014, the Company granted Pozen a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $4.28 per share (equal to the closing price of the Company’s common stock on May 13, 2014 as reported on NASDAQ). The Warrant is exercisable from the closing date (August 20, 2014) of the Agreement until February 28, 2018.  The warrants were recorded at fair value to stockholders’ equity as part of the purchase price allocation as of December 31, 2014.  See Note 4, Business Combinations and Other Acquisitions, for further information.

Warrants Issued in connection with Issuance of the February 2014 Convertible Notes

    As of December 31, 2014 we issued to Frontline Pharmaceuticals LLC warrants to purchase 500,000 shares of Pernix common stock at an exercise price of $3.60 per share.  The warrants were issued as compensation for services Frontline provided us in connection with the sale of $65.0 million of our February 2014 Convertible Notes and in connection with the settlement of a lawsuit instituted by Frontline against us in October 2014. The exercise price of the warrant equals the conversion price of the convertible notes.  The warrants were record at a fair value of $841,000 to stockholders’ equity as additional paid in capital and to prepaid expenses and other current assets and other long-term assets as capitalized financing costs on the consolidated balance sheet as of December 31, 2014.

Treasury Shares

    Treasury shares increased by 335,357 shares from restricted share awards that vested during 2014 that were forfeited to cover personal income tax liabilities as a result of the vesting.

Note 20. Concentrations

    The Company’s customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells products directly to drug wholesalers, which in turn, distribute the products to retail drug stores, mass merchandisers and grocery store pharmacies. The following tables list the Company’s customers that individually comprise greater than 10% of total gross product sales (before gross to net deductions) and their aggregate percentage of the Company’s total gross product sales for the years ended December 31, 2014, 2013 and 2012, and the customers that comprise more than 10% of total accounts receivable and such customers’ aggregate percentage of the Company’s total accounts receivable as of the years ended December 31, 2014 and 2013:

	For the years ended December 31,
Gross Product Sales	2014	2013	2012
McKesson Corporation	37%	35%	26%
AmerisourceBergen Drug Corporation	31%	20%	10%
Cardinal Health, Inc.	23%	24%	39%
Total	91%	79%	75%

	As of December 31,
Accounts Receivable	2014	2013
AmerisourceBergen Drug Corporation	42%	23%
McKesson Corporation	29%	35%
Cardinal Health, Inc.	18%	16%
Total	89%	74%

Note 21. Other Revenue Sharing Arrangements

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

Co-promotion Agreements

    The Company seeks to enter into co-promotion agreements to enhance the promotional efforts and sales of products. The Company may enter into co-promotion agreements whereby it obtains rights to market other parties’ products in return for certain commissions or percentages of revenue on the sales Pernix generates. Alternatively, Pernix may enter into co-promotion agreements with respect to its products whereby it grants another party certain rights to market or otherwise promote one or more of its products. Typically, the Company will enter into this type of co-promotion arrangement when a particular product is not aligned with its product focus or it lacks sufficient sales force representation in a particular geographic area. Co-promotion revenue is included in net revenues. Expense from co-promotion agreements is included in cost of products sold.  For the years ended December 31, 2014, 2013 and 2012, we recognized approximately $18.5 million,  $6.9 million and $4.2 million, respectively, in expense included in cost of goods sold from payments pursuant to co-promotion and other revenue sharing arrangements.  Co-promotion, royalty and other revenues were $2.7 million, $4.3 million and $4.5 million for the years ended December 31, 2014, 2013, and 2012.

    In September 2013, the Company amended the terms of our co-promotion agreement with ParaPRO.  ParaPRO assumed responsibility for distribution of Natroba and related activities, and the Company and its subsidiaries no longer purchase quantities of Natroba at a discount for sale to customers.  The Company continued to provide promotion services for Natroba in its assigned territories for co-promotion fees based on prescriptions generated by its sales force through April 2014.  With respect to generic products covered by the agreement, the Company continued to provide co-promotion services through April 2014 for fees based on prescriptions dispensed in defined territories and distribution services through July 31, 2014 for fees based on units distributed.

    On October 28, 2013, the Company entered into an agreement with Cumberland Pharmaceuticals Inc. to promote Omeclamox-Pak. Pursuant to the agreement, Cumberland will promote Omeclamox-Pak to gastroenterologists in the United States, and the Company will continue to promote the product to certain primary care physicians. This agreement provides for various types of payments, including non-refundable upfront license fees, milestone payments, and future royalties on Cumberland’s net product sales of Omeclamox.  We received a non-refundable upfront payment of $4.0 million upon execution of the agreement.  The terms of the arrangement with Cumberland include continuing performance obligations that were conditions to Cumberland’s decision to pursue promotion of this product.  Due to these ongoing performance obligations, the Company determined that the promotion rights did not have stand-alone value. The Company also did not have objective and reliable evidence of the fair value of these undelivered obligations. Accordingly, amounts received upfront under the license agreement were recorded as deferred revenue and are being recognized on a straight-line basis over the term of the agreement.  Current deferred revenue represents amounts, which are expected to be recognized within one year.  There are also additional milestones at the first and second anniversary dates of the execution of the agreement totaling $4.0 million in the aggregate. The first milestone was not met.  Royalty payments ranging from 15% to 20% based on tiered levels of gross profits will be paid by Cumberland to the Company monthly.

    In connection with an amendment to the license and supply agreement between the Company and GastroEntero-Logic, LLC (“GEL”) effective May 15, 2014, the Company must remit to GEL a minimum royalty payment of $750,000 per quarter from sales of Omecalmox-Pak.

    In connection with the acquisition of Treximet, the Company is responsible for the payment of royalties to Pozen of 18% of net sales with quarterly minimum royalty amounts of $4.0 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.  See Note 4, Business Combinations and Other Acquisitions, for additional information.

    On February 27, 2014, the Company entered into an exclusive license agreement with Osmotica Pharmaceutical Corporation to promote Khedezla (desvenlafaxine) Extended-Release (ER) Tablets.  The sales and marketing of Khedezla is supported by the Company’s team of approximately 97 sales professionals, promoting the product to high desvenlafaxine prescribing physicians. Khedezla is indicated for the treatment of major depressive disorder (MDD). Pursuant to the agreement, the Company agreed to make an upfront payment for the license and Osmotica’s existing inventory of Khedezla in the amount of $4,000,000 in the aggregate which has been paid.  There are also additional milestones based on certain levels of net profits achieved.  Royalty payments equivalent to 60% of net profits will be paid by the Company to Osmotica quarterly.  The royalty payments reduce to 55% in the second contract year and 50% for each year thereafter.

Profit Sharing Agreements Assumed in the Acquisition of Cypress

    Hawthorn Pharmaceuticals was a party to a development, license, and supply agreement with Pharmaceutical Associates, Inc., a developer, manufacturer, and distributor of pharmaceutical products, for the exclusive promotion and distribution of (i) hydrocodone bitrate and acetaminophen oral solution 10/325 mg/15mL (promoted under the brand name Zamicet), and (ii) prednisolone sodium phosphate oral solution 20mg/5 mL (promoted under the brand name Veripred). Under the terms of the agreement entered into on July 18, 2008, Pharmaceutical Associates received a royalty of 50% of profits obtained on these products. On February 21, 2013, Hawthorn received a notice effectively terminating its promotion and distribution rights to Zamicet effective August 25, 2013. On June 12, 2013, Hawthorn received a notice effectively terminating its promotion and distribution rights to Veripred effective December 12, 2013.

Note 22. Stock Benefit Plans and Stock-Based Compensation

    The Company participates in a 401(k) plan, which covers substantially all full-time employees. This plan is funded by employee contributions and discretionary matching contributions determined by management. At the Company’s discretion, it may match up to 100 percent of each employee’s contribution, not to exceed the first six percent of the employee’s individual salary. The 401(k) plan currently meets the minimum requirements of a Safe Harbor 401(k) plan. There is a six-month waiting period from date of hire to participate in the plan. Employees are 100 percent vested in employee and employer contributions once they are eligible to participate. Contribution expense was $361,000, $450,000 and $346,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

    The Company’s 2009 Stock Incentive Plan (the “2009 Plan”) was approved concurrent with its merger with Golf Trust of America (“GTA”), Inc. on March 9, 2010 and subsequently amended. The maximum number of shares that can be offered under this plan, as amended, is 7.75 million. Incentives may be granted under the 2009 Plan to eligible participants in the form of (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock, (d) restricted stock units, (e) stock appreciation rights and (f) other stock-based awards. Incentive grants under the 2009 Plan generally vest based on four years of continuous service and have 10-year contractual terms. All plans prior to the 2009 Plan, with the exception of the Company’s 2007 Stock Option Plan (the “2007 Plan”), which was approved by shareholder and permits the grant of share options and shares to its employees for up to 700,000 shares of common stock, have been terminated. As of December 31, 2014, the 2007 Plan had 48,000 options outstanding.

Stock-Based Compensation

    Stock-based compensation expense is recognized, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period, which is the vesting.

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

    The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those value using the Black-Scholes option pricing mode were as follows:

	Year Ended December 31,
	2014	2013	2012
Weighted average expected stock price volatility	74.7%	66.8%	64.7%
Estimated dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.9%	1.0%	1.1%
Expected life of option (in years)	6.2	6.0	6.0
Weighted-average grant-date fair value per share	$3.44	$4.64	$5.33

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

    The Company measures the grant date fair value of restricted stock units using the company’s closing common stock price on the trading date immediately preceding the grant date.

Stock Options

    As of December 31, 2014, approximately 4.6 million options are outstanding that have been issued to current officers and employees under the 2007 Plan and 2009 Plan.

    The following table shows the option activity, described above, during the year ended December 31, 2014 (share and intrinsic values in thousands):

	Shares	Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	1,605	$4.45
Granted	4,524	5.12
Exercised(1)	(926)	3.38		$2,917
Cancelled(1)	(652)	4.37
Expired	─	─
Options outstanding at December 31, 2014	4,551	$5.35	9.2	$18,482
Options vested and expected to vest as of
December 31, 2014	3,708	$5.31	9.1	$15,215
Options vested and exercisable as of December 31, 2014	436	$5.02	7.2	$1,927

    (1) Cancelled includes 390,000 options granted to ParaPRO, LLC (“ParaPRO”) on August 3, 2011, that were to vest over seven years, pursuant to the commercial terms of the co-promotion arrangement between the Company and ParaPRO for the marketing and sale of Natroba which was terminated on April 30, 2014.  Exercised includes 70,000 vested options exercised by ParaPRO in June 2014.

    The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 were $2.9 million, $132,000 and $637,000, respectively.

    The vesting schedule of the Company’s options was graded vesting over three years through January 2014.  Options issued subsequent to January 2014 have a graded vesting schedule over four years.  The Company’s stock option grants expire ten years from the date of grant.

    As of December 31, 2014, there was approximately $10.2 million of total unrecognized compensation cost related to non-vested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 3.5 years.

  Restricted Stock

    The following table shows the Company's non-vested restricted stock activity during the nine months ended December 31, 2014 (share and intrinsic values in thousands):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested restricted stock outstanding at December 31, 2013	629	$5.60
Granted	150	4.51
Vested	(554)	5.29	$2,871
Forfeited	(85)	7.52
Non-vested restricted stock outstanding at December 31, 2014	140	$4.52

    The total intrinsic value of restricted stock vested during the years ended December 31, 2014, 2013 and 2012 were $2.9 million, $795,000 and $546,000.

    The vesting schedule of the Company’s restricted stock was graded vesting over three years through January 2014.  Options issued subsequent to January 2014 have a graded vesting schedule over four years.

    As of December 31, 2014, there was approximately $445,000 of total unrecognized compensation cost related to non-vested restricted stock issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 1.3 years.

Employee Stock Purchase Plan

    Effective July 22, 2010, the Company adopted the 2010 Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum deferral. Semi-annually (on May 1 and November 1), participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or end of such six-month period. The Employee Stock Purchase Plan expires on July 22, 2020. A total of 1.0 million shares are available for purchase under this plan of which 170,403 have been issued. Compensation expense related to the Employee Stock Purchase Plan was $124,000, $71,000 and $63,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Stock-Based Compensation Expense

    Stock-based compensation expense was $4.7 million, $2.0 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Stock-based compensation expense for the periods presented are included within the selling, general and administrative expenses line of the consolidated statements of comprehensive loss and comprehensive (loss) income.

Note 23. Income Taxes

    The components of the provision (benefit) for income taxes are as follows for the years ending December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(1,817)	$1,176	$1,718
State	232	583	(255)
Foreign	(387)	—	—
Total current provision (benefit)	(1,972)	1,759	1,463

Deferred Provision
Federal	(9,497)	(18,985)	(1,758)
State	(952)	(3,531)	(79)
Foreign	(1,304)	—	—
Total deferred provision (benefit)	(11,753)	(22,516)	(1,837)
Total	$(13,725)	$(20,757)	$(374)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows:

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Accounts receivable	$415	$230
Differences in carrying value of property and equipment	93	81
Accruals	18,800	13,082
Inventory	958	—
Stock awards	2,060	2,272
Net operating loss carryovers	9,045	7,303
Gross deferred tax assets	31,371	22,968

Deferred tax liabilities:
Inventory	—	(79)
Other	(497)	(475)
Intangibles	(22,577)	(25,106)
Installment sale	(1,753)	(3,506)
Gross deferred tax liability	(24,827)	(29,166)
Net deferred tax asset/(liability)	6,544	(6,198)

Included in consolidated balance sheet:
Deferred income tax assets/(liabilities)–current	15,933	9,301
Deferred income tax assets/(liabilities)–long-term	(9,389)	(15,499)
Net deferred tax asset/(liability)	$6,544	$(6,198)

    Somaxon has federal net operating loss carryforwards (NOL’s) of approximately $246.5 million at December 31, 2014 ranging in expiration from 2023 to 2032. However, based on the change in ownership provision of IRC Section 382, $21.9 million of those NOL are expected to be available for utilization.

    Pernix Therapeutics Holdings, Inc. has federal NOL’s of approximately $520,000 at December 31, 2014 with an expiration of 2031.

    GTA GP, Inc. has federal NOL’s of approximately $85.3 million at December 31, 2014 ranging in expiration from 2024 to 2033. However, based on the change in ownership provisions of IRC Section 382, none of those NOL are expected to be available for utilization.

    Somaxon has federal research and development credit carryovers of approximately $4.3 million at December 31, 2014. However, based on the change in ownership provision of IRC Section 382, none of those credits are expected to be available for utilization.

    It should be noted that only those amounts that are expected to be utilized are included in the deferred tax assets (Somaxon and Pernix NOL’s noted above).

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon our projections for future taxable income over the periods that the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets at the Company level are considered realizable based on the reversal of deferred tax liabilities and the Company’s projected levels of taxable income.

    The effective income tax rate from continuing operations is different from the federal statutory rate for the years ended December 31, 2014, 2013 and 2012 for the following reasons:

	December 31,
	2014	2013	2012
Expected taxes at statutory rates	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.0%	4.1%	12.2%
Foreign income tax rate differential	(7.5)%	—	—
Cypress put option – change in value	—	(6.3)%	—
Cypress put option – contingent gain	—	12.3%	—
Non-deductible transaction costs	—	—	(22.3)%
Permanent differences and other	(0.5)%	(0.4)%	(3.9)%
	28.0%	44.7%	21.0%

    Changes in tax laws or in their application or interpretation, such as to the transfer pricing between the Company’s non-U.S. operations and the U.S., could increase our effective tax rate and negatively affect our results of operations.

    Approximately $11.1 million and $12.3 million of the deferred tax liability at December 31, 2014 and 2013, respectively, relates to the difference between the financial statement and tax basis of the intangibles acquired in the Cypress acquisition. The deferred tax liability related to these Cypress intangibles is reduced on an annual basis by the financial statement amortization of such intangibles.

Note 24. Commitments and Contingencies

Purchase Commitments

    Purchase obligations include fixed or minimum payments under manufacturing and supply agreements with third-party manufacturers and other providers of goods and services. Our failure to satisfy minimum sales requirements under our co-promotion agreements generally allows the counterparty to terminate the agreement and/or results in a loss of our exclusivity rights. In addition to minimum sales requirements under our co-promotion agreements, the Company has commitments under open purchase orders for inventory that can be cancelled without penalty of approximately $10.6 million.

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

    During the second quarter of 2014 the Company signed a lease for office space for its corporate headquarters in Morristown, New Jersey.  The lease agreement is a seven year lease, beginning on or about May 19, 2014.  The total lease obligation is approximately $1.1 million over the term of the lease.

    During the third quarter of 2014, the Company entered in to a lease for office space in Mount Pleasant, South Carolina where the Company’s accounting functions are based. The term of this lease is 62 months and the total financial obligation under this lease is approximately $593,000. This lease will replace an existing office lease.

     Future minimum lease payments under non-cancelable operating leases are as follows as of December 31, 2014 (in thousands):

2015	$286
2016	308
2017	295
2018	305
2019	312
Thereafter	68
Total	$1,574

    Total rent expense was approximately $553,000, $730,000 and $375,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

    Capital leases on certain pharmaceutical manufacturing equipment assumed in the acquisition of GSL had terms to November 2013.

Milestone Payments

    As discussed in Note 4, Business Combinations and Other Acquisitions, and in Note 21, Other Revenue Sharing Agreements, the Company is party to certain license agreements and acquisition agreements.  Generally, these agreements require that the Company make milestone payments in cash upon the achievement of certain product development and commercialization goals and payments of royalties upon commercial sales. The amount and timing of future milestone payments may vary depending on when related milestones will be attained, if at all.

Other Revenue Sharing Arrangements

    As discussed in Note 21, Other Revenue Sharing Arrangements, the Company has entered into certain revenue sharing arrangements that require payments based on a specified percentage of net sales or a specified cost per unit sold. See Note 21 for further information.

Other Commitments

    During the fourth quarter of 2014, the Company entered into a services agreement for services to conduct a clinical development program for Treximet in order for the Company to submit the sNDA for Treximet by July 1, 2016.  The estimate for the costs associated with this agreement is approximately $2.3 million, which does not include hourly rates that will be billed as incurred on a time and materials basis.  There were no services performed related to this agreement during 2014.

    In August 2014, the Company entered into an agreement with PDI, Inc. for services related to the promotion of Cedax and its authorized generic.  The Company is required to pay monthly installments of $259,000.  The agreement terminates on December 31, 2015.

    In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor.  As of December 31, 2014, remaining payment obligations owed under these settlement agreements are $1.25 million, payable in equal annual installments of $250,000 through 2019, and $1.5 million, payable in equal installments of $500,000 through 2017.  These settlement agreements are recorded in other liabilities (both current and long-term) on the balance sheet as of December 31, 2014

    Texas Attorney General Medicaid Investigation.  The Company reached an agreement with the Attorney General of the State of Texas to settle all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by us in connection with a Civil Investigative Demand made on Cypress. As part of the settlement, the Company has agreed to pay $12.0 million to the State of Texas. As discussed in Note 5, Asset Dispositions, the Company recorded the fair value of this settlement in the amount of $9.8 million in our financial statements at December 31, 2013 and recorded as an expense during the quarter ended December 31, 2013. An initial payment of $2.0 million was due and payable within ten business days of the effective date of the final settlement agreement (the “Effective Date”) and was paid accordingly.  Thereafter, the Company will make subsequent payments of $2.0 million on each of the first five anniversaries of the Effective Date.  The balance of this obligation was $8.2 million and $9.8 million as of December 31, 2014 and 2013 and is included in other liabilities on the consolidated balance sheet.

    Resignation of Executive Officer.   Effective October 3, 2014, the Company’s Senior Vice President Research & Development and a named executive officer (“Former Employee”) of the Company terminated his employment with the Company. In connection with such resignation, the Company and the Former Employee entered into an agreement pursuant to which, among other things, the Former Employee agreed to provide certain transition services to the Company and the Company agreed to issue to the Former Employee 50,000 shares of common stock of the Company that were previously issuable subject to satisfaction of certain conditions and the Company released restrictions on approximately 30,000 additional shares of common stock of the Company that had previously been issued to the Former Employee. The financial impact of the accelerated vesting of the common stock in the fourth quarter of 2014 is approximately $377,000 of stock compensation expense.  In addition, the Company agreed to provide severance compensation in the amount of approximately $200,000 payable semi-monthly through May of 2015 and is in accrued expenses on the consolidated balance sheet as of December 31, 2014.

Contingencies

    GSK has claimed that we owe them damages relating to an alleged breach by us of a covenant contained in the Asset Purchase and Sale Agreement dated as of May 13, 2014 by and among GSK and its affiliates and us pertaining to a pre-existing customer agreement.  As of December 31, 2014, GSK alleged damages of approximately of $8.5 million.  We intend to vigorously contest GSK's allegations that its damages are a result of our breach and that they are compensable under the Asset Purchase and Sale Agreement or otherwise.  As of December 31, 2014, a settlement reserve of $3.5 million has been recorded.  Any material liability resulting from this claim could negatively impact the Company’s financial results.

Legal Proceedings

In re Somaxon Pharmaceuticals, Inc. Shareholder Litigation (Lead Case No. 37-201200087821-CU-SLCTL)

    A purported class action lawsuit was filed in the Superior Court of California County of San Diego by Daniele Riganello, who, prior to the consummation of the merger between Pernix and Somaxon on March 6, 2013 (the “Merger”), was an alleged stockholder of Somaxon  (Riganello v. Somaxon, et al., No. 37-201200087821-CU-SLCTL). A second purported class action was also filed in the court by another alleged stockholder (Wasserstrom vs. Somaxon, et al., No. 37-2012-00029214-CU-SL-CTL). Both plaintiffs filed amended complaints on January 18, 2013. The lawsuits were consolidated into a single action captioned In re Somaxon Pharmaceuticals, Inc. Shareholder Litigation (Lead Case No. 37-201200087821-CU-SLCTL). The operative complaint named as defendants Somaxon, Pernix, Pernix Acquisition Corp. I, as well as each of the former members of Somaxon’s board of directors (the “Individual Defendants”). It alleged, among other things, that (i) the Individual Defendants  breached fiduciary duties they assertedly owed to Somaxon’s former stockholders in connection with the Merger (ii) Somaxon and Pernix aided and abetted the purported breaches of fiduciary duty; (iii) the merger consideration was unfair and inadequate; and (iv) the disclosures regarding the Merger in the Registration Statement on Form S-4, initially filed with the SEC on January 7, 2013 (as amended, the “Proxy Statement/Prospectus”), were inadequate.

    On January 24, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Pernix and the other named defendants in such litigation signed a memorandum of understanding (the “MOU”) to settle such litigation. The MOU resolves the claims brought in such litigation and provides a release and settlement by the purported class of Somaxon’s former stockholders of all claims against the defendants and their affiliates and agents in connection with the Merger. The parties executed a stipulation of settlement setting forth a plaintiff’s fee of $185,000 on July 3, 2013.  The court entered a preliminary approval of the settlement on January 17, 2014 and the final settlement approval hearing occurred on April 25, 2014.  We paid the $185,000 plaintiff’s fee and attorney’s fees of $15,000, and the case has been dismissed.

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

Stanton Keith Pritchard, as Sellers’ Agent v. Pernix Therapeutics Holdings, Inc. (U.S.D.C., So. Dist. Of TX)

    On December 18, 2013, the selling shareholders of Cypress Pharmaceuticals, Inc. filed suit against Pernix to require Pernix to pay into the existing unfunded escrow account the $5.5 million holdback payment and the $4.5 million escrow payment that allegedly became due on December 16, 2013 under the Securities Purchase Agreement between the selling shareholders and Pernix dated November 12, 2012, as amended.  The parties entered into a settlement agreement dated January 27, 2014 pursuant to which each party waived and released all claims against the other party pursuant to the Securities Purchase Agreement (including Pernix’ put obligation pursuant to the agreement) in exchange for a one-time payment of $1.33 million to the Cypress shareholders by Pernix.  The payment was accrued as of December 31, 2013 in contingent consideration on the consolidated balance sheet.  The payment was made during January of 2014 and the case was dismissed effective January 29, 2014.

Classen Immunotherapies, Inc. v. Somaxon Pharmaceuticals, Inc. (C.D. Calif.)

    On August 1, 2012, a complaint for patent infringement was filed against Somaxon (now Pernix Sleep) by Classen Immunotherapies, Inc. in the United States District Court for the Central District of California. The complaint alleges that Somaxon infringed one or more claims of two of plaintiff’s patents by conducting one or more clinical studies relating to Silenor and seeking FDA approval for Silenor. The plaintiff seeks damages, including for willful infringement, and attorneys’ fees. The Company believes that none of Somaxon’s activities has infringed plaintiff’s patents.  We also do not believe that any potential damages in this case, given the nature of the patents, would amount to a material impact on Pernix.  Finally, Somaxon was granted a motion for summary judgment giving the plaintiff leave to amend its complaint, which it did.  Somaxon was granted a second motion for summary judgment to dismiss the amended complaint.  Plaintiff appealed in mid-July 2013, and Somaxon filed its brief in response on September 12, 2013.  The parties had oral arguments on January 9, 2014 on the plaintiff’s appeal of the second motion for summary judgment.  On January 17, 2014, the court affirmed the district court’s favorable ruling for us.  The plaintiff petitioned the court for a rehearing, which was denied by the Court on March 21, 2014.  The plaintiff has one final opportunity to request a writ of certiorari to the U.S. Supreme Court.

Frontline Pharmaceuticals LLC vs. Pernix Therapeutics Holdings, Inc. (S.D. NY)

    On October 24, 2014, a complaint was filed by Frontline Pharmaceuticals LLC asserting claims against Pernix for breach of contract and unjust enrichment, alleging that Frontline was promised warrants to purchase 500,000 shares of Pernix common stock at an exercise price of $3.60 per share in connection with work allegedly performed by Frontline in connection with the our February 2014 convertible note offering. The parties entered into a settlement agreement effective as of December 31, 2014 pursuant to which we issued to Frontline warrants to purchase 500,000 shares of Pernix common stock at an exercise price of $3.60 per share.  The fair value of the warrants was recorded to stockholders’ equity in the amount of $841,000.

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

Note 25. Quarterly Financial Data (Unaudited)

    Selected quarterly consolidated financial data are shown below (in thousands, except per share data, unaudited).

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Net revenues	$19,052	$17,382	$31,479	$53,834
Operating expenses	33,195	25,131	37,181	56,454
Loss from operations	(14,143)	(7,749)	(5,702)	(2,620)
Other (expense) income, net	(1,265)	(2,233)	(5,335)	(9,964)
Income tax (benefit) provision	(5,866)	(3,749)	655	(4,765)
Net loss	$(9,542)	$(6,233)	$(11,692)	$(7,819)

Net loss per share—basic	$(0.26)	$(0.16)	$(0.31)	$(0.20)
Net loss per share - diluted	$(0.26)	$(0.16)	$(0.31)	$(0.20)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Net revenues	$22,078	$20,573	$18,295	$23,926
Operating expenses	30,188	28,378	24,259	56,708
Loss Income from operations	(8,110)	(7,805)	(5,964)	(32,782)
Other (expense) income, net	(2,934)	143	(2,406)	13,466
Income tax (benefit) provision	(3,134)	(1,985)	(2,547)	(13,090)
Net (loss) income	$(7,910)	$(5,677)	$(5,823)	$(6,226)

Net loss income per share—basic	$(0.23)	$(0.15)	$(0.16)	$(0.17)
Net loss income per share - diluted	$(0.23)	$(0.15)	$(0.16)	$(0.17)

Schedule II
Pernix Therapeutics Holdings, Inc.

Valuation and Qualifying Accounts
Years Ended December 31, 2014, 2013 and 2012
(in thousands)

		Balance and beginning of period	Additions charged to costs and expenses	Other Additions	Deductions	Balance at end of period
For the year ended December 31, 2014
Allowance for doubtful accounts	(1)	$84	$211	$-	$(67)	$228
Allowance for prompt pay discounts	(1)	532	4,693	-	(4,332)	893
Inventory obsolescence allowance	(2)	2,634	5,157	-	(5,571)	2,220

For the year ended December 31, 2013
Allowance for doubtful accounts	(1)	39	98	-	(53)	84
Allowance for prompt pay discounts	(1)	728	3,053	-	(3,249)	532
Inventory obsolescence allowance	(2)	1,057	2,856	-	(1,279)	2,634

For the year ended December 31, 2012
Allowance for doubtful accounts	(1)	-	43	-	(4)	39
Allowance for prompt pay discounts	(1)	393	1,713	-	(1,378)	728
Inventory obsolescence allowance	(2)	-	540	661	(144)	1,057

(1) Shown as a reduction of accounts receivable. Charges related to prompt pay discounts are reflected as a reduction of revenue.
(2) Shown as a reduction of inventory. Charges related to obsolescence of inventory are reflected in "cost of product sales" in the consolidated statements of loss and comprehensive (loss) income.

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
			10-Q	08/09/2013

2.5	Joinder Agreement and First Amendment to Asset Purchase Agreement dated September 11, 2013 among the Company and Cypress, on the one hand, and Breckenridge, on the other hand		8-K	09/17/2013

3.1	Articles of Incorporation of Pernix Therapeutics Holdings, Inc.		8-K	03/15/2010

3.2	Bylaws of Pernix Therapeutics Holdings, Inc.		8-K	03/15/2010

4.1	Form of certificate representing shares of common stock of Pernix Therapeutics Holdings, Inc.		10-K	03/29/2012

4.2	Indenture, dated February 21, 2014, by and between Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association		8-K	02/26/2014

4.3	Form of 8.00% Convertible Senior Note due 2019 (included in Exhibit 4.2)		8-K	02/26/2014

4.4	Common Stock Purchase Warrant dated May 13, 2014 issued to Pozen, Inc.		8-K	05/16/2014

4.6	Indenture, dated August 19, 2014, among Pernix Therapeutics Holdings, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee and as Collateral Agent		8-K	08/22/2014

4.7	Forms of 12% Senior Secured Notes due 2020 (included in Exhibit 4.6)		8-K	08/22/2014

4.8	First Supplemental Indenture, dated as of August 19, 2014, among Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee.		8-K	08/22/2014

4.9	Second Supplemental Indenture, dated as of August 19, 2014, among Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee.		8-K	08/22/2014

4.10	Form of Warrant to Purchase Common Stock, dated as of December 31, 2014, issued by Pernix Therapeutics Holdings, Inc.		S-3/A (No. 333- 200011)	01/30/2015

10.1*	2009 Stock Incentive Plan		8-K	03/15/2010

10.2*	2010 Employee Stock Purchase Plan		8-K	08/16/2010

10.3*	Golf Trust of America, Inc. 2007 Stock Option Plan		S-8	06/04/2010

10.4*	2007 Stock Option Plan		Def14A	11/16/2007

10.5*	Employment and Non-Compete Agreement, dated December 31, 2008, by and between Pernix Therapeutics, Inc. and Michael Venters		8-K	03/15/2010

10.6*	Employment Offer Letter, dated May 10, 2013, by and between Pernix Therapeutics, Inc. and Cooper Collins	10-Q	08/09/2013

10.7*	Amended and Restated Employment and Non-Compete Agreement, dated March 14, 2011, by and among Pernix Therapeutics Holdings, Inc., Macoven Pharmaceuticals, LLC. and John McMahon	10-K	03/30/2011

10.8*	Amendment No. 1 to Amended and Restated Employment and Non-Compete Agreement, dated March 23, 2012, by and among Pernix Therapeutics Holdings, Inc., Macoven Pharmaceuticals, LLC. and John McMahon	10-K	03/29/2012

10.9*	Employment Offer Letter, dated May 10, 2013, by and between Pernix Therapeutics Holdings, Inc., and Michael Pearce	10-Q	08/09/2013

10.10	Form of Amended and Restated Merger Partner Stockholder Agreement	8-K	05/31/2011

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
		8-K	02/26/2014

10.18	Amended and Restated Security and Pledge Agreement, dated February 21, 2014, by and between Pernix Therapeutics Holdings, Inc. and MidCap Funding IV, LLC, as Agent.	8-K	02/26/2014

10.19	Form of Representation Agreement, dated February 21,2014, by and between Pernix Therapeutics Holdings, Inc. and the Investors party thereto	8-K	02/26/2014

10.20	Form of Registration Rights Agreement, dated February 21,2014, by and between Pernix Therapeutics Holdings, Inc. and the Investors party thereto	8-K	02/26/2014

10.21*	Amendment No. 1 to the Pernix Therapeutics Holdings, Inc. 2009 Stock Incentive Plan	10-K	03/17/2014

10.22 *	Employment Agreement dated as of March 9, 2014 by and between Pernix Therapeutics Holdings, Inc. and Terence Novak	10-Q	05/12/2014

10.23 *	Pernix Therapeutics Holdings, Inc. Amended and Restated 2009 Stock Incentive Plan		DEF 14A	04/28/2014

10.24
Amendment No. 2 to the Amended and Restated Credit Agreement, dated April 23, 2014, between Pernix Therapeutics Holdings, Inc. and MidCap Funding IV, LLC, as Agent and as a lender, and the other lenders from time to time parties thereto
			10-Q	05/12/2014

10.25
Asset Purchase and Sale Agreement, dated as of May 13, 2014, by and among Glaxo Group Limited, GlaxoSmithKline, LLC, GlaxoSmithKline Intellectual Property Holdings Limited, and GlaxoSmithKline Intellectual Property Management Limited, (collectively, the “Sellers”) and Pernix Therapeutics Holdings, Inc.
			8-K	05/16/2014

10.26 *	Employment Offer Letter, dated June 20, 2014 , by and between Pernix Therapeutics Holdings, Inc. and Sanjay S. Patel		8-K	06/25/2014

10.27
Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of August 19, 2014, among MidCap Funding IV, LLC, as Agent, Pernix Therapeutics Holdings, Inc. and the subsidiary guarantors identified therein.
			8-K	08/22/2014

10.28
Letter Agreement dated August 14, 2014 among Pernix Therapeutics Holdings, Inc., Worrigan Limited, Glaxo Group, Limited, GlaxoSmithKline Intellectual Property Management Limited, GlaxoSmithKline Intellectual Property Holdings Limited, and GlaxoSmithKline, LLC
			8-K	08/22/2014

10.29	Controlled Equity OfferingSM Sales Agreement, dated November 7, 2014, by and between Pernix Therapeutics Holdings, Inc. and Cantor Fitzgerald & Co.		S-3 (No. 333-200005)	11/07/2014

21.1	Subsidiaries of the Company	√

23.1	Consent of Cherry Bekaert L.L.P.	√

31.1	Certification by Douglas Drysdale (Principal Executive Officer) pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	√

31.2	Certification by Sanjay S. Patel (Principal Financial Officer) pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	√

32.1	Certification by Douglas Drysdale and Sanjay S. Patel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	√

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*           Indicates a management contact or compensatory plan or arrangement