Form 10-Q
period 2015-03-31
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2015-05-01
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐.

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑No ☐.

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

On April 24, 2015, there were 43,540,098 shares outstanding of the Registrant’s common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC.

Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2015

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

●
the risks outlined in the section entitled “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and this Quarterly Report on Form 10-Q for the three months ended March 31, 2015.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-Q. Except as required by law, we do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,929	$34,855
Accounts receivable, net	44,841	44,127
Inventory, net	12,741	11,362
Prepaid expenses and other current assets	9,802	10,346
Note receivable, net of unamortized discount of $80 and $127, respectively	4,770	4,723
Prepaid income taxes	9,175	7,911
Deferred income tax assets – current	16,792	15,933
Total current assets	117,050	129,257
Property and equipment, net	1,668	1,514
Other assets:
Goodwill	44,900	44,900
Intangible assets, net	282,125	300,489
Other long-term assets	10,359	11,253
Total assets	$456,102	$487,413
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$25,748	$27,569
Accrued allowances	51,737	52,604
Interest payable	4,812	10,159
Debt – current	10,659	7,345
Senior secured notes – Treximet – current	3,884	─
Total current liabilities	96,840	97,677
Long-term liabilities:
Other liabilities	9,307	11,755
Senior convertible notes – long-term	65,000	65,000
Senior secured notes – Treximet – long-term	216,116	220,000
Deferred income taxes	7,017	9,389
Total liabilities	394,280	403,821

Commitments and contingencies (Notes 11, 12, 13)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 90,000 shares authorized, 41,439 and 40,805 issued and 38,872 and 38,341 outstanding at March 31, 2015 and December 31, 2014, respectively	389	383
Treasury stock, at cost, 2,566 and 2,464 shares held at March 31, 2015 and December 31, 2014, respectively	(5,540)	(5,431)
Additional paid-in capital	131,135	129,128
Retained deficit	(64,162)	(40,488)
Total stockholders’ equity	61,822	83,592
Total liabilities and stockholders’ equity	$456,102	$487,413

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2015	2014

Net revenues	$33,889	$19,052
Costs and operating expenses:
Cost of product sales	11,076	9,956
Selling, general and administrative expense	20,986	13,623
Research and development expense	994	969
Loss on sale of PML (including impairment charge)	─	6,457
Depreciation and amortization expense	18,433	2,191
Restructuring costs	1,305	─

Total costs and operating expenses	52,794	33,196

Loss from operations	(18,905)	(14,144)

Other income (expense):
Interest income	56	92
Interest expense	(9,398)	(1,356)
Total other income (expense), net	(9,342)	(1,264)

Loss before income taxes	(28,247)	(15,408)
Income tax benefit	(4,573)	(5,866)
Net loss	$(23,674)	$(9,542)

Net loss per share, basic	$(0.62)	$(0.26)

Net loss per share, diluted	$(0.62)	$(0.26)

Weighted-average common shares, basic	38,453	37,271

Weighted-average common shares, diluted	38,453	37,271

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three months ended
	March 31,
	2015	2014
Cash flows used in operating activities:
Net loss	$(23,674)	$(9,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	69	150
Amortization of intangibles	18,364	2,041
Amortization of deferred financing costs	793	313
Interest accretion of notes receivable	(48)	(86)
Deferred income tax benefit	(3,231)	(6,421)
Stock compensation expense	1,871	1,779
Expense for stock options issued in exchange for services	─	119
Loss on sale of PML (including impairment)	─	6,457
Changes in operating assets and liabilities (net of effect of acquisitions and dispositions):
Accounts receivable	(714)	(6,203)
Income taxes	(1,264)	189
Inventory	(1,379)	1,836
Prepaid expenses and other assets	645	417
Accounts payable and accrued expenses	(3,647)	1,774
Accrued allowances	(867)	4,718
Interest payable	(5,347)	478
Other liabilities	(615)	(4,137)
Net cash used in operating activities	(19,044)	(6,118)

Cash flows used in investing activities:
Purchase of equipment	(223)	(115)
Net cash used in investing activities	(223)	(115)

Cash flows provided by financing activities:
Proceeds from issuance of the February 2014 Convertible Notes	─	65,000
Net drawdowns (payments) on revolving credit facility	3,313	(11,812)
Payments on financing costs	─	(6,201)
Payments on mortgages and capital leases	(7)	(34)
Proceeds from issuance of common stock, net of tax	152	294
Stock issuance costs	(8)	─
Tax benefit on stock-based awards	─	(131)
Payment of employee income tax liability with surrender of employee restricted stock	(109)	(679)
Net cash provided by financing activities	3,341	46,437

Net increase (decrease) in cash and cash equivalents	(15,926)	40,204
Cash and cash equivalents, beginning of period	34,855	15,647
Cash and cash equivalents, end of period	$18,929	$55,851

Supplemental disclosure:
Cash paid for income taxes	$67	$497
Interest paid during the period	$13,896	$448
Non-cash transactions:
Acquisition of license – contract payable	$ ─	$2,500

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1.	Company Overview

                Pernix Therapeutics Holdings, Inc. and subsidiaries (collectively, “Pernix”, the “Company”, “we”, “our” and "us") is a specialty pharmaceutical company focused on the acquisition, development and commercialization of prescription drugs, primarily for the United States (“U.S.”) market.  The Company targets underserved therapeutic areas, such as the central nervous system (“CNS”), including neurology and psychiatry, and has an interest in expanding into additional specialty segments.  The Company promotes its branded products to physicians through its Pernix sales force, uses contracted sales organizations to market its non-core cough and cold products, and markets its generic portfolio through its wholly owned subsidiaries, Macoven Pharmaceuticals, LLC (“Macoven”) and Cypress Pharmaceuticals, Inc. (“Cypress”).

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

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes and other financial information that are normally required by GAAP can be condensed or omitted.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results.  The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, for any other interim period or for any future period.

Acquisition of Treximet

                On August 20, 2014, the Company, through a wholly owned subsidiary Pernix Ireland Limited (“PIL”), completed the acquisition of the U.S. intellectual property rights to the pharmaceutical product, Treximet from GlaxoSmithKline plc and certain of its related affiliates (together “GSK”).

The total purchase price consisted of an upfront cash payment of $250.0 million paid to GSK upon closing of the transaction, and $17.0 million payable to GSK upon receipt of an updated Written Request for pediatric exclusivity from the U.S. Food & Drug Administration (“FDA”), subject to certain deductions based on delays in supplying the commercial product to the Company.  Subsequently, the deductions resulting from delays in supplying the commercial product reduced the $17.0 million payable amount to approximately $1.95 million, which was paid during the fourth quarter of 2014.  The Company funded this acquisition with $220.0 million in debt, plus approximately $32.0 million from available cash.

The results of operations of the acquired Treximet asset, along with the estimated fair values of the assets acquired in the transaction have been included in the Company’s condensed consolidated financial statements since we acquired Treximet on August 20, 2014.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Pernix’s wholly-owned subsidiaries Pernix Therapeutics, LLC, GTA GP, Inc., GTA LP, Inc., Gaine, Inc., Macoven, Pernix Manufacturing, LLC, (“PML”) (closed on sale on April 21, 2014), Respicopea, Inc., Cypress, Cypress’ subsidiary, Hawthorn Pharmaceuticals, Inc., Pernix Sleep, Inc., also known as Somaxon Pharmaceuticals, Inc., or Somaxon and Pernix Ireland Limited.  Transactions between and among the Company and its consolidated subsidiaries are eliminated.

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

Significant Customers

The Company’s customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States.  The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company’s customers that individually comprised greater than 10% of total gross product sales for the three months ended March 31, 2015 and 2014, or 10% of total accounts receivable as of March 31, 2015 and December 31, 2014.

Gross Product Sales:

	Three Months Ended March 31,
	2015	2014
McKesson Corporation	46%	36%
AmerisourceBergen Drug Corporation	17%	35%
Cardinal Health, Inc.	29%	17%
Total	92%	88%

Accounts Receivable:

	March 31,	December 31,
	2015	2014
McKesson Corporation	46%	29%
AmerisourceBergen Drug Corporation	20%	42%
Cardinal Health, Inc.	27%	18%
Total	93%	89%

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

In connection with the acquisitions of Cypress and Somaxon, the Company adjusted the predecessor cost basis, increasing inventory to fair value as required by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.  As a result, the Company recorded adjustments to increase the inventory to fair value in the amount of $8.6 million and $695,000 at the time of acquisition for Cypress and Somaxon, respectively.  For the three months ended March 31, 2015 and 2014, $97,000 and $1.6 million of the increase in the basis of the inventory was amortized and included in cost of product sales, as the inventory was subsequently sold.  The balance remaining of the increase in the basis of the inventory acquired was $0 as of March 31, 2015.

Note 2.  Earnings per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(23,674)	$(9,542)
Denominator:
Weighted-average common shares, basic	38,453	37,271
Dilutive effect of stock options	─	─

Weighted-average common shares, diluted	38,453	37,271

Net loss per share, basic and diluted	$(0.62)	$(0.26)

During the three months ended March 31, 2015 and 2014, stock options and awards to purchase 4.8 million and 4.1 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.  See Note 9, Stockholder’s Equity, for additional information.

During the three months ended March 31, 2015 and 2014, warrants to purchase 1.0 million and 469,000 shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.  See Note 9, Stockholder’s Equity, for additional information.

During the three months ended March 31, 2015 and 2014, the conversion of 18.1 million and 18.1 million shares, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.  See Note 8, Debt and Lines of Credit, for additional information.

As discussed in Note 8, Debt and Lines of Credit, in February 2014, the Company issued $65 million aggregate principal amount of 8.00% Convertible Senior Notes due 2019 (the “February 2014 Convertible Notes”) pursuant to Regulation D and Section 4(2) under the Securities Act.  Upon conversion, the February 2014 Convertible Notes may be settled in shares of the Company’s common stock.  For purposes of calculating the maximum dilutive impact, it is presumed that the February 2014 Convertible Notes will be settled in common stock with the resulting potential common shares included in diluted earnings per share if the effect is more dilutive.  The effect of the conversion of the February 2014 Convertible Notes is excluded from the calculation of diluted loss per share because the net loss for the three months ended March 31, 2015 and 2014 causes such securities to be anti-dilutive.  The potential dilutive effect of these securities is shown in the chart below (in thousands):

	Three Months Ended March 31,
	2015	2014
Conversion of the February 2014 Convertible Notes	18,056	18,056
Frontline warrants	241	─
Pozen warrants	226	─
Somaxon warrants	55	─
Total potential dilutive effect of warrants	18,578	18,056

Note 3.	Fair Value Measurement

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

            The following tables summarize the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
Assets	Level 1	Level 2		Level 3		Total
Money market fund and trust cash sweep investments (1)	$$17,203	$	─	$	─	$17,203
Total Assets	$$17,203	$	─	$	─	$17,203

	December 31, 2014
Assets	Level 1	Level 2		Level 3		Total
Money market fund and trust cash sweep investments (1)	$26,297	$	─	$	─	$26,297
Total Assets	$26,297	$	─	$	─	$26,297

(1)	The Company’s money market and trust cash sweep investments are included in cash and cash equivalents within the Condensed Consolidated Balance Sheet.

             The Company believes the carrying amount of its debt, notes payable and contracts payable, are a reasonable estimate of their fair value due to the short remaining maturity of these items and/or their fluctuating interest rates.  There were no transfers between levels of the fair value hierarchy in 2015 or 2014.

Note 4.	Inventory

Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$3,065	$417
Packaging materials	61	82
Samples	2,262	883
Finished goods	9,648	12,200
Inventory, gross	15,036	13,582
Reserve for obsolescence	(2,295)	(2,220)
I Inventory, net	$12,741	$11,362

An increase in the basis of inventory related to the acquisitions of Cypress and Somaxon are included in the balances above as of March 31, 2015 and December 31, 2014.  The increase included in raw materials was $0 and $97,000 as of March 31, 2015 and December 31, 2014, respectively.

Note 5.	Disposal of PML

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

Note 6.	Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands, except years):
		As of March 31, 2015
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademark rights	Indefinite	$400	$ ─	$400
In-process research and development	Indefinite	48,300	─	48,300
Total unamortized intangible assets		48,700	─	48,700

Amortized intangible assets:
Patents	11.0 years	500	(366)	134
Brand	8.0 years	3,887	(2,429)	1,458
Product licenses	11.0 years	17,581	(4,483)	13,098
Non-compete and supplier contracts	5.3 years	5,194	(4,490)	704
Acquired developed technologies	4.4 years	269,826	(51,795)	218,031
Total amortized intangible assets		296,988	(63,563)	233,425

Total intangible assets		$345,688	$(63,563)	$282,125

		As of December 31, 2014
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized intangible assets:
Trademark rights	Indefinite	$400	$ ─	$400
In-process research and development	Indefinite	48,300	─	48,300
Total unamortized intangible assets		48,700	─	48,700

Amortized intangible assets:
Patents	11.0 years	500	(355)	145
Brand	8.0 years	3,887	(2,308)	1,579
Product licenses	11.0 years	17,581	(4,058)	13,523
Non-compete and supplier contracts	5.3 years	5,194	(4,342)	852
Acquired developed technologies	4.4 years	269,826	(34,136)	235,690
Total amortized intangible assets		296,988	(45,199)	251,789

Total intangible assets		$345,688	$(45,199)	$300,489

As of March 31, 2015, the weighted average life for our definite-lived intangible assets in total was approximately 4.86 years.

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows (in thousands):

Amount

2015 (April – December)	$55,353
2016	72,864
2017	71,198
2018	12,887
2019	4,347
Thereafter	16,776
Total	$233,425

Amortization expense was $18.4 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.

Note 7.	Accrued Allowances

Accrued allowances consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued returns allowance	$11,315	$9,691
Accrued price adjustments	35,438	32,945
Accrued government program rebates	4,984	9,968
Total	$51,737	$52,604

Note 8.	Debt and Lines of Credit

Debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Amounts outstanding under the Midcap Credit Facility	$10,659	$7,345
Senior secured notes (the “Treximet Notes”)	220,000	220,000
February 2014 Convertible Notes	65,000	65,000
Total debt	$295,659	$292,345

Debt – current	$14,543	$7,345
Debt – long term	$281,116	$285,000

Credit Facility – MidCap Funding V, LLC

On February 21, 2014, in connection with the February 2014 Convertible Notes offering discussed below, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the “Amendment” and together with the Amended and Restated Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with MidCap Funding IV, LLC, as Agent and as a lender (“MidCap”), and the other lenders from time to time parties thereto.  In addition to allowing for the note issuance, the Amendment provides for the addition of a $20.0 million uncommitted accordion feature to the lenders’ existing $20.0 million revolving loan commitment.  Pursuant to the Amendment, MidCap and the other lenders released their liens on certain Company assets.  The obligations under the Amended Credit Agreement are secured by a first priority security interest in the Company’s accounts, inventory, deposit accounts, securities accounts, securities entitlements, permits and cash.  On April 23, 2014, the Company entered into Amendment No. 2 to the Amended and Restated Credit Agreement with MidCap to increase the letter of credit sublimit from $0 to $750,000.  On August 19, 2014 the Company, MidCap, and certain subsidiaries of the Company entered into Amendment No. 3 to the Amended and Restated Credit Agreement dated as of May 8, 2013 to permit the Company to consummate the purchase of the Treximet assets from GSK.

 The covenants contained in the Amended Credit Agreement required the Company to maintain a minimum amount of earnings before interest, tax, depreciation and amortization (“EBITDA”) and net invoiced revenues unless the Company demonstrated minimum liquidity of at least $30.0 million through June 30, 2014.  This was revised and not required with Amendment No. 3.  Beginning with the calendar month ending March 31, 2015, the Company is required to meet a minimum fixed charge coverage ratio (“FCCR”).  The FCCR test of 1.0x beginning on the calendar month ending March 31, 2015 is based on the trailing three months ending March 31, 2015.  The Defined Period for the FCCR test of 1.0x will then build monthly until it reaches a trailing twelve month Defined Period beginning on December 31, 2015 through maturity.  The Amended Credit Agreement also continues to include customary covenants for a secured credit facility, which include, among other things, (a) restrictions on (i) the incurrence of indebtedness, (ii) the creation of or existence of liens, (iii) the incurrence or existence of contingent obligations, (iv) making certain dividends or other distributions, (v) certain consolidations, mergers or sales of assets and (vi) purchases of assets, investments and acquisitions; and (b) requirements to deliver financial statements, reports and notices to the agent and the other lenders, provided that, the restrictions described in (a)(i)-(vi) above are subject to certain exceptions and permissions limited in scope and dollar value. The Amended Credit Agreement also contains customary representations and warranties and event of default provisions for a secured credit facility.

The loans under this facility bear interest at a rate equal to the sum of the LIBOR (with a floor of 1.5%) plus an applicable margin of 7.50% per annum (9% at March 31, 2015).  The expiration date of the agreement has been extended to February 21, 2017.  Amounts outstanding under this agreement are recorded on the balance sheet as current debt as of March 31, 2015 and December 31, 2014.

 February 2014 Convertible Note Offering

On February 21, 2014, the Company issued $65.0 million aggregate principal amount 8% Convertible Senior Notes.  The February 2014 Convertible Notes mature on February 15, 2019, unless earlier converted.  The Company received net proceeds from the sale of the February 2014 Convertible Notes of $58.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.  Interest on the February 2014 Convertible Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning June 15, 2014.  The note balance of $65.0 million is recorded as long-term debt on the balance sheet as of March 31, 2015.

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

As the Company was not required to separate the conversion option in the February 2014 Convertible Notes under ASC 815, Derivatives and Hedging, it considered whether the cash conversion guidance contained in ASC 470-20, Debt with Conversion and Other Options, is applicable to the February 2014 Convertible Notes.  However, as the conversion option may not be settled in cash upon the Company’s election, the Company concluded that the cash conversion guidance is not applicable to the February 2014 Convertible Notes, and the Company therefore recorded the entire proceeds of the February 2014 Convertible Notes as a liability, without allocating any portion to equity.

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

For the three months ended March 31, 2015, total interest expense related to the outstanding principal balance of the February 2014 Convertible Notes was $1.3 million and $0 for 2014 at the stated interest rate of 8.0% per annum.  As of March 31, 2015, the Company had outstanding borrowings of $65.0 million related to the February 2014 Convertible Notes.  The Company has $5.4 million in deferred financing costs related to the February 2014 Convertible Notes as of March 31, 2015.  This is recorded on the balance sheet in Prepaid and Other Current Assets ($1.4 million) and Other Long-Term Assets ($4.0 million).

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

The Treximet Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year (each, a “Payment Date”), beginning on February 1, 2015.  On each Payment Date, commencing August 1, 2015, the Company will pay an installment of principal of the Treximet Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Notes on such Payment Date).

The Treximet Notes are unconditionally guaranteed, jointly and severally, by the Guarantors.  The Treximet Notes and the guarantees of the Guarantors are secured by a continuing first-priority security interest in substantially all of the assets of the Company and the Guarantors related to Treximet other than inventory and certain inventory related assets, including accounts arising from the sale of the inventory.

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

The August 2014 Indenture provides that an Event of Default (as defined in the August 2014 Indenture) will occur if, among other things, (a) the Company defaults in any payment of interest on any note when due and payable, and such default continues for a period of 30 days; (b) the Company defaults in the payment of principal of or premium, if any, on any note when due and payable on the maturity date, upon declaration of acceleration or otherwise, or to pay the change of control repurchase price, when due and payable, and such default continues for a period of five days; (c) failure to make a repurchase offer in the event of a change in control when required under the August 2014 Indenture, which continues for three business days; (d) the Company or any Guarantor fails to comply with certain covenants after receiving written notice from the August 2014 Trustee or the holders of more than 25% of the principal amount of the outstanding Treximet Notes; (e) the Company or any Guarantor defaults with respect to other indebtedness for borrowed money in excess of $8.0 million and such default is not cured within 30 days after written notice from the August 2014 Trustee or the holders of more than 25% of the principal amount of the outstanding Treximet Notes; (f) the Company or any Guarantor has rendered against it a final judgment for the payment of $8.0 million (or its foreign currency equivalent) or more (excluding any amounts covered by insurance) under certain circumstances; (g) certain bankruptcy, insolvency, liquidation, reorganization or similar events occur with respect to the Company or any Guarantor; (h) a guarantee of the Treximet Notes (with certain exceptions) is held to be unenforceable or invalid in a judicial proceeding or ceases to be in full force and effect or a Guarantor disaffirms its obligations under its guarantee of the Treximet Notes; and (i) certain changes in control of a Guarantor.

On August 19, 2014, the Company entered into the First Supplemental Indenture to the February 2014 Indenture for the Company’s February 2014 Convertible Notes due 2019 (the “First Supplemental Indenture”) to permit the Company to consummate the purchase of the Treximet assets from GSK and to issue the Treximet Notes.  On August 19, 2014, the Company also entered into the Second Supplemental Indenture to the February 2014 Indenture for the Company’s February 2014 Convertible Notes due 2019 (the “Second Supplemental Indenture”) to add PIL, a wholly owned subsidiary of the Company, as a guarantor.

For the three months ended March 31, 2015 and 2014, total interest expense related to the outstanding principal balance of the Treximet Notes was $6.6 million and $0, respectively, at the stated interest rate of 8.0% per annum, respectively.  As of March 31, 2015, the Company had outstanding borrowings of $220.0 million related to the Treximet Notes, of which $3.9 million is classified as short term and $216.1 million is classified as long term.  The Company has $7.0 million in deferred financing costs related to the Treximet notes as of March 31, 2015.  This is recorded on the balance sheet in Prepaid and Other Current Assets ($1.3 million) and Other Long-Term Assets ($5.7 million).

The following table represents the future maturity schedule of the outstanding debt and line of credit:

As of March 31, 2015 (amounts in thousands)
2015 (line of credit and current portion of Treximet Notes)	$14,543
2016	─
2017	─
2018	─
2019	65,000
Thereafter	216,116
Total maturities	$295,659

Note 9.	Stockholders’ Equity

Warrants

In March 2015, Pozen exercised all 500,000 of their warrants in a cashless exercise for which 315,835 shares were issued.  In February 2015, Frontline exercised 222,631 of their 500,000 warrants in a cashless exercise for which 133,257 shares were issued.  There are 277,369 warrants remaining for Frontline.  As of March 31, 2015, the Company assumed approximately 464,564 outstanding warrants in connection with the acquisition of Somaxon in March 2013.

 Stock Option Plans

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

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing mode were as follows:

	Three Months Ended March 31,
	2015	2014
Weighted average expected stock price volatility	73.7%	74.0%
Estimated dividend yield	0.0%	0.0%
Risk-free interest rate	1.6%	1.8%
Expected life of option (in years)	6.3	6.1
Weighted average grant date fair value per option	$6.76	$2.60

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

Stock-based compensation expense was $1.9 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively.  Stock-based compensation expense for the periods presented are included within the selling, general and administrative expenses line of the unaudited condensed consolidated statements of operations.

Stock Options

As of March 31, 2015, approximately 4.7 million options are outstanding that have been issued to current officers and employees under the Company’s 2007 Stock Option Plan and the 2009 Plan.  As of March 31, 2015, there was approximately $10.9 million of total unrecognized compensation cost related to non-vested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 3.3 years.

The following table shows the option activity, described above, during the three months ended March 31, 2015 (share and intrinsic values in thousands):

	Shares	Average Exercise Price	Weighted Average Remaining Contractual Life Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	4,551	$5.35
Granted	297	10.23
Exercised	(39)	3.92		$211
Cancelled	(91)	7.43
Expired	─	─
Options outstanding at March 31, 2015	4,718	$5.63	9.0	$23,960
Options vested and expected to vest as of March 31, 2015	3,936	$5.57	8.9	$20,204
Options vested and exercisable as of March 31, 2015	680	$4.45	7.8	$4,248

The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 were $211,000 and $142,000, respectively.

    Restricted Stock

The following table shows the Company's non-vested restricted stock activity during the three months ended March 31, 2015 (share and intrinsic values in thousands):

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested restricted stock outstanding at December 31, 2014	140	$4.52
Granted	─	─
Vested	(56)	6.09	$539
Forfeited	(19)	3.09
Non-vested restricted stock outstanding at March 31, 2015	65	$3.58

As of March 31, 2015, there was approximately $10,000 of total unrecognized compensation cost related to non-vested restricted stock issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 0.7 years.

Note 10.	Income Taxes

The Company’s income tax benefit was $4.6 million and $5.9 million for the three months ended March 31, 2015 and 2014, respectively.  The Company’s effective tax rate was 16.2% for the three months ended March 31, 2015, compared to an effective tax rate of 38.1% for the three months ended March 31, 2014.  The change in the tax rate for the quarter ended March 31, 2015 was primarily due to a new mix of jurisdictional earnings resulting from recent merger and acquisition activity.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Our deferred tax assets are comprised primarily of U.S. federal net operating losses and accruals.  A substantial portion of the deferred tax liability at March 31, 2015 relates to the difference between the financial statement and tax basis of the intangibles acquired in the Cypress acquisition.  The deferred tax liability related to these Cypress intangibles is reduced on an annual basis by the financial statement amortization of such intangibles.

Note 11.	Commitments and Contingencies

Legal Proceedings

The Company is subject to various claims and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such matters will not have a material effect on the Company’s financial position or results of operations.

Other Commitments and Contingencies

In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor. As of March 31, 2015, remaining payment obligations owed to Somaxon under these settlement agreements are $2.3 million, payable in equal annual installments of $250,000 through 2019, and equal installments of $500,000 through 2017.

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

GSK has claimed that the Company owes GSK damages relating to an alleged breach by the Company of a covenant contained in the Asset Purchase and Sale Agreement dated as of May 13, 2014 by and among GSK and its affiliates and the Company pertaining to a pre-existing customer agreement.  The Company and GSK are currently negotiating the terms of an interim settlement agreement pursuant to which the parties will submit the disputed matters to arbitration and the Company will make certain payments to GSK and escrow additional funds in advance of resolution of the disputed matters in such arbitration.  The Company made a payment of approximately $3.0 million to GSK and intends to deposit an additional approximately $1.8 million into an escrow account on account of the settlement of disputed amounts relating to calendar year 2014 and made a payment of approximately $573,000 and intends to escrow an additional approximately $344,000 related to January and February 2015.  The amounts paid by the Company to GSK and escrowed represent approximately 57% of the amounts GSK claims are owed to them as a result of the Company’s alleged breach.  As it relates to these amounts, the Company had accrued $3.5 million at December 31, 2014 in connection with this dispute and recorded an additional $1.3 million during the three months ended March 31, 2015 related to GSK’s 2014 claims.  The amounts paid and to be escrowed by the Company for 2015 GSK claims are consistent the amounts accrued by the Company for managed care rebates and fees during the three months ended March 31, 2015.  While the Company intends to vigorously contest GSK's allegations that its damages are a result of the Company’s breach and that they are compensable under the Asset Purchase and Sale Agreement or otherwise, any material liability resulting from this claim could negatively impact the Company’s financial results.

Note 12.                         Restructuring

On March 16, 2015, the Company decided to institute an initiative to restructure operations and shut down the Charleston, South Carolina site.  This step is being done in order to consolidate operations within the Company’s headquarters located in Morristown, New Jersey.

The charge related to this restructuring during the three months ended March 31, 2015 was $1.3 million.  The charge during the three months ended March 31, 2015 was comprised of $649,000 in severance related cash expenses, and $656,000 for the modification and accelerated vesting of options and awards under existing employee agreements.  Associated severance payments are anticipated to be paid by December 31, 2015.

A summary of accrued restructuring costs, included as a component of accounts payable and accrued expenses on the condensed consolidated balance sheet, is as follows (in thousands):

December 31, 2014	Charges	Cash	Non-cash	March 31, 2015
$-	$1,305	$-	$-	$1,305

Note 13.	Subsequent Events

Resignation of Executive Officer.  On April 6, 2015, the Company’s Vice President of Accounting/ Principal Accounting Officer/Secretary resigned on good terms with the Company with an effective date of May 31, 2015 in connection with the closure of the Charleston, South Carolina site.  The Company has agreed to pay severance in connection with this resignation equivalent to one year of normal salary, less applicable deductions and withholdings on normal Company pay days and shall also pay one year of the monthly car allowance and will continue to pay the Company’s current premium contribution for this individual and her dependents if COBRA is elected, in exchange for reasonable assistance with the transition of the duties of this position during the severance period.  Additionally, fully vested stock options of this individual on her termination date will not be cancelled and will retain their original expiration date.  With respect to the unvested balance of 75,000 restricted stock units that this individual received on February 11, 2014, restrictions on 18,750 units shall lapse on February 11, 2016 and restrictions on 37,500 units shall lapse on the Severance End Date of May 31, 2016 and the balance of 18,750 units were cancelled.  With respect to the unvested balance of 6,667 restricted stock units that this individual received on December 7, 2012, restrictions on these units shall lapse on December 7, 2015.  The financial impact of these transactions have been accrued as of March 31, 2015.

An individual has been hired as of April 6, 2015 to assume the positions of Vice President, Corporate Controller and Principal Accounting Officer effective as of May 31, 2015.

Inducement Agreement.  On April 16, 2015, the Company entered into an agreement (the “Inducement Agreement”) with all of the holders of its February 2014 Convertible Notes representing $65 million aggregate principal amount of the February 2014 Convertible Notes, pursuant to which such holders agreed to the removal of substantially all of the material restrictive covenants in the indenture governing the February 2014 Convertible Notes and to convert their notes in accordance with the provisions of such indenture in exchange for an aggregate of 2,338,129 shares of the Company’s common stock (the “Inducement Shares”), such Inducement Shares being in addition to the 18,055,556 shares of common stock underlying the February 2014 Convertible Notes which the Company shall issue upon conversion.  The issuance of the Inducement Shares will be made pursuant to an exemption from the registration requirements of the Securities Act contained in Section 4(a)(2).  Each of the holders entering into the Inducement Agreement agreed not to sell the shares of our common stock to be issued to it upon conversion of the February 2014 Convertible Notes for 145 days (the "lock-up period") subject to exceptions, including in connection with settling existing short positions with respect to the February 2014 Convertible Notes and underwritten public offerings pursuant to existing registration rights with respect to such shares of our common stock.  In addition, such holders are permitted to dispose of up to 80 percent of such shares of our common stock remaining after settling existing short positions prior to the end of the lock-up period in specified intervals.

$130 million 4.25% Convertible Senior Notes Due 2021.  On April 17, 2015, the Company announced the pricing of the private offering of $130 million of 4.25% Convertible Senior Notes due 2021.  The notes will pay interest semi-annually at a rate of 4.25% per annum and will mature on April 1, 2021, unless redeemed, repurchased or converted in accordance with their terms prior to such date.  The notes will have an initial conversion rate, subject to adjustment, of 87.2030 shares of the Company’s common stock per $1,000 principal amount of the notes, representing a conversion price of approximately $11.47 per share of the Company’s common stock, based on the last reported sale price of $8.34 per share of the Company’s common stock on April 16, 2015.  The gross proceeds from the offering will be $130 million.  The Company used approximately $80.9 million of the gross proceeds from the offering to finance the cash consideration portion of the consideration necessary to consummate its previously announced acquisition of the Zohydro® ER franchise, and expects to use approximately $8.3 million to pay fees and expenses related to such acquisition and the offering, up to $2.2 million to pay the consent fee related to the Company’s previously announced consent solicitation of its 12.00% senior secured notes due 2020 and the remainder for working capital and other general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

Zohydro ER Acquisition. On April 24, 2015, the Company, through its wholly-owned subsidiary, Ferrimill, Limited (“Ferrimill”), an Irish corporation, completed its previously announced acquisition of the Zohydro® ER (hydrocodone bitartrate) franchise from Zogenix Inc., comprising three extended release hydrocodone products, including an abuse-deterrent pipeline and all related intellectual property.  Under the terms of the Asset purchase Agreement, as amended (the “Asset Purchase Agreement”), Ferrimill (a) paid Zogenix $70 million in cash; (b) transferred 1,682,086 shares of Company common stock (with an approximate value of $20 million based on the $11.89 per share closing price of the Company’s common stock on March 9, 2015, the trading day immediately preceding the execution date of the Asset Purchase Agreement) to Zogenix (the “Stock Consideration”); and (c) deposited an additional $10 million in escrow to fund potential indemnification claims for a period of 12 months following the Closing Date.

In addition to the consideration paid at Closing, Zogenix is eligible to receive additional cash payments of up to $283.5 million based on the achievement of pre-determined milestones, including a $12.5 million payment upon approval by the U.S. Food and Drug Administration of a third generation product currently in development in collaboration with Altus Formulation Inc. and up to $271 million in potential sales milestones.  Under the terms of the Asset Purchase Agreement, over 80% of the value of the sales milestones is tied to the achievement of net sales targets ranging from $500 million to $1 billion, and Ferrimill has agreed to use Commercially Reasonable Efforts (as defined in the Asset Purchase Agreement) to meet such milestones.  Following the Closing Date, Ferrimill will assume responsibility for Zogenix’s obligations under the purchased contracts and regulatory approvals, as well as other liabilities associated with the Zohydro ER business arising after the Closing Date, and Zogenix will retain all liabilities associated with the Zohydro ER business arising prior to the Closing Date.

In connection with the acquisition of the Zohydro ER franchise, the Company will seek to hire certain employees of Zogenix, including the field sales force of approximately 100 sales professionals and additional personnel related to the Zohydro ER business.

Note 14.	Recent Accounting Pronouncements

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in “Part I—Item 1.  Financial Statements” of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth under “Part I—Item1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and “Part II—Item1A.  Risk Factors” of this Quarterly Report on Form 10-Q for the three months ended March 31, 2015.

The discussion below contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  For this purpose, any statements contained herein, other than statements of current or historical fact, including statements regarding our current expectations of our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities and any other statements about management’s future expectations, beliefs, goals, plans or prospects, constitute forward-looking statements.  We have tried to identify forward-looking statements by using words such  as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would,” ”anticipate,” “expect” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.  Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the rate and degree of market acceptance of, and our ability and our distribution and marketing partners’ ability to obtain reimbursement for, any approved products; our ability to successfully execute our sales and marketing strategy, including to continue to successfully recruit and retain sales and marketing personnel in the U.S.; our ability to obtain additional financing; our ability to maintain regulatory approvals for our products; the accuracy of our estimates regarding expenses, future revenues and capital requirements; our ability to manage our anticipated future growth; the ability of our products to compete with generic products as well as new products that may be developed by our competitors; our ability and our distribution and marketing partners’ ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products; the performance of our manufacturers, over which we have limited control; our ability to obtain and maintain intellectual property protection for our products; our ability to operate our business without infringing the intellectual property rights of others; the success and timing of our clinical development efforts; the loss of key scientific or management personnel; regulatory developments in the U.S. and foreign countries; our ability to either acquire or develop and commercialize other product candidates in addition to our current products and other risks detailed above in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and “Part II—Item1A.  Risk Factors” of this Quarterly Report on Form 10-Q for the three months ended March 31, 2015.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement.  In addition, any forward-looking statements in this Quarterly Report on Form 10-Q represent our views only as of the date of this Quarterly Report on Form 10-Q and should not be relied upon as representing our views as of any subsequent date.  We anticipate that subsequent events and developments may cause our views to change.  However, while we may elect to update these forward-looking statements publicly at some point in the future, we specifically disclaim any obligation to do so unless required by law, whether as a result of new information, future events or otherwise.  Our forward-looking statements do not reflect the potential impact of any acquisitions, mergers, dispositions, business development transactions, joint ventures or investments we may enter into or make in the future.

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

Our branded products include Treximet, a medication indicated for the acute treatment of migraine attacks, with or without aura, in adults, Silenor, a non-controlled substance and approved medication indicated for the treatment of insomnia characterized by difficulty with sleep maintenance, Cedax, an antibiotic for middle ear infections, and a family of prescription treatments for cough and cold (Zutripro, Rezira, and Vituz).  During the third quarter of 2014, we engaged a contract sales team to promote Cedax and entered into an agreement with a third party to promote Zutripro, Rezira, and Vituz.  The term of these agreements cover the cough and cold season and terminated on March 31, 2015.  We also promote Khedezla, for major depressive disorder through an exclusive license agreement with Osmotica Pharmaceutical Corp.  See Part I, Item 1 – Business included in our Annual Report on Form 10-K for additional information regarding our products and product candidates.

Quarterly Update

●
During March 2015, through our wholly-owned subsidiary Ferrimill, we entered into an asset purchase agreement, with Zogenix, Inc. (“Zogenix”) pursuant to which we will acquire certain assets related to the product Zohydro ER from Zogenix, including, among other things, the registered patents and trademarks, certain contracts, the new drug application and other regulatory approvals, documentation, and authorizations, the books and records, marketing materials and product data relating to Zohydro ER (collectively, the “Purchased Assets”). Upon closing of this transaction on April 24, 2015, we paid Zogenix $70.0 million in cash, deposited $10.0 million in escrow to fund potential indemnification claims for a period of 12 months following the closing and issued approximately 1.7 million shares of our common stock, with an approximate value of $20.0 million, based on the closing price of $11.89 on March 9, 2015, the trading day immediately preceding the execution date of the Asset Purchase Agreement.  See Note 13, Subsequent Events, for additional information.

●
On March 16, 2015, the Company decided to institute an initiative to restructure operations and shut down the Charleston, South Carolina site.  This step is being done in order to consolidate operations within the Company’s headquarters located in Morristown, New Jersey.

●
On April 22, 2015 we sold a private offering of $130.0 million aggregate principal amount of our 4.25% Convertible Senior Notes due 2021.  The notes are general unsecured obligations.  The interest will be paid on the notes semi-annually at a rate of 4.25% per annum and will mature on April 1, 2021, unless redeemed, repurchased or converted in accordance with their terms prior to such date.  The notes will have an initial conversion rate, subject to adjustment, of 87.2030 shares of our common stock per $1,000 principal amount of the notes, representing a conversion price of approximately $11.47 per share of our common stock, based on the last reported sale price of $8.34 per share of our common stock on April 16, 2015.  The gross proceeds from the offering will be $130.0 million.  We used approximately $80.9 million of the gross proceeds from the offering to finance the cash consideration portion of the consideration necessary to consummate its previously announced acquisition of the Zohydro ER franchise, and expect to use approximately $8.3 million to pay fees and expenses related to such acquisition and the offering, up to $2.2 million to pay the consent fee related to our consent solicitation of our 12.00% senior secured notes due 2020 and the remainder for working capital and other general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	Increase / (Decrease)
Net revenues	$33,889	$19,052	78%
Cost of product sales	11,076	9,956	11%
Selling, general and administrative expense	20,986	13,623	54%
Research and development expense	994	969	3%
Depreciation and amortization expense	18,433	2,191	742%
Loss on sale of PML (including impairment charge)	─	6,457	N/A (1)
Restructuring costs	1,305	─	N/A (1)
Interest expense, net	9,342	1,264	639%
Income tax benefit	(4,573)	(5,866)	(22)%

(1) Comparison to prior period is not meaningful.

Comparison of Three Months Ended March 31, 2015 and 2014

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

The following table sets forth a summary of our net revenues for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014

Net product sales – Treximet	$20,986	$	─
Net product sales – Silenor	5,002		1,844
Net product sales – Other	7,594		15,687
Net product sales	33,582		17,531
Manufacturing revenue	─		871
Co-promotion and other revenue	307		650
Total net revenues	$33,889		$19,052

            Net revenues increased $14.8 million or 78% during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  Treximet was acquired in August 2014 with the first sale occurring on September 2, 2014.  Our net product sales for the three months ended March 31, 2015 was approximately $21.0 million.  Per unaudited financial information provided by GSK for pro forma purposes, their net product sales for the three months ended March 31, 2014 was $15.1 million.  Net product sales - Silenor increased by $3.2 million, or 171%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The price increase contributed 46% and a volume increase due to a new focused marketing and selling strategy contributed 54% offset by revenue deductions that increased due to the increase in sales revenue.  Net product sales – other decreased by $8.1 million, or 52%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  Declining net product sales - other was due to (i) the discontinuation of certain less profitable products, primarily generics, and certain OTC monograph seasonal cough and cold products, (ii) the termination of certain contracts pursuant to which we marketed and distributed products for others and invoiced those sales and (iii) the increase of certain deductions such as higher returns due to decrease in prescriptions of our cough and cold products during the cough and cold season (October 2014 – March 2015).  The decrease in net product sales – other was offset by price increases on certain products.  Manufacturing revenue decreased by $871,000 during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, as we sold our manufacturing subsidiary, PML, in April 2014.  Co-promotion and other revenue decreased by $343,000 during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The decrease in co-promotion and other revenue was primarily attributable to the termination of the co-promotion agreement on Natroba.

Cost of Product Sales

Cost of product sales increased by $1.1 million, or 11%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  The increase was primarily due to an increase in royalty and collaboration expense of $3.8 million, of which $4.0 million was attributable to the royalty due to the patent holder of Treximet, equal to 18% of the product’s net sales, and the cost of Treximet of $778,000.  The increase was partially offset by a decrease in the acquisition cost basis of the inventory sold of $1.5 million, as all of the Cypress and Somaxon acquired inventory has been sold and a decrease in the allowance for obsolete, slow moving inventory, included in cost of sales, of $1.4 million and a decrease in the cost of our products, excluding Treximet, of $172,000.  Gross profit margin as a percentage of net revenues (excluding costs of sales attributed to sales of the acquired inventory which has a higher basis than the inventory purchased post-closing) was 67.6% during the three months ended March 31, 2015, compared to 56.3% for the three months ended March 31, 2014.  The increase in our gross profit margin percentage during the three months ended March 31, 2015 was primarily due to a change in product mix, in particular, the addition of the Treximet product line.  We expect cost of product sales to continue to increase in 2015 over 2014, primarily due to expected growth in the sales of Treximet and Silenor, which will result in an increase in royalty expense as well as the costs of the Treximet and Silenor products.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $7.4 million, or 54%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The increase was driven by an increase in marketing costs of $3.1 million related to our Silenor and Treximet products, increased compensation of $2.8 million, due to the expansion of our management team and support staff to position the company for continued growth, increases in (i) legal settlements of $1.4 million, (ii) training costs of $1.2 million and (iii) deal costs of $740,000.  We also realized increases in legal fees, cost of samples, professional services, public relations and third party logistics costs.  These increases were partially offset by a decrease in costs related to the employees transferred to the buyer in the sale of our manufacturing facility, PML, of $1.2 million as well as the related non-personnel SG&A costs of $460,000.  We also realized decreases in bad debt expense, consulting and insurance.

Research and Development Expense

Research and Development (“R&D”) expenses increased by $25,000, or 3%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  Treximet related R&D expense increased $481,000, while R&D expenses, excluding Treximet, decreased $456,000.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $16.2 million, or 742%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The increase was primarily as a result of $16.4 million of amortization related to the Treximet developed technologies acquired.  The increase was partially offset by a decrease in depreciation expense of $81,000, primarily due to the sale of PML and its related fixed assets in April 2014.

Restructuring Costs

Restructuring increased by $1.3 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The increase is due to the accrued costs related to the initiative to restructure operations and shut down the Charleston, South Carolina site.  For further discussion, see Note 12, Restructuring, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Expense, net

Interest expense, net, increased by $8.1 million, or 639%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The increase was primarily driven by an increase in interest expense of $8.0 million, which was primarily due to the recognition of interest expense related to our $220.0 million Treximet Notes, issued in August 2014 and $65.0 million February 2014 Convertible Notes, issued in February 2014, of $6.6 million and $1.3 million, respectively.  For further discussion, see Note 8, Debt and Lines of Credit, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income Tax Provision

During the three months ended March 31, 2015, we recognized an income tax benefit of $4.6 million.  Our effective rate during the three months ended March 31, 2015 from continuing operations rate was 16.2%.  During the three months ended March 31, 2014, we recognized an income tax benefit of $5.9 million.  Our effective rate during the three months ended March 31, 2014 was 38.1%.  The change in the tax rate for the three months ended March 31, 2015 was primarily due to a new mix of jurisdictional earnings resulting from recent merger and acquisition activity.

Non-GAAP Financial Measures

To supplement our financial results determined by U.S. generally accepted accounting principles (“GAAP”), we have also disclosed in the tables below the following non-GAAP information: (a) adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (b) adjusted EBITDA per basic and diluted common share.  This financial measure excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP.  These non-GAAP financial measures exclude depreciation and amortization, net interest, taxes, net revenue adjustments, deal expenses, share-based compensation expense, amortization of inventory step-up included in cost of product sales, loss on sale of PML (including impairment charge),severance expenses and restructuring costs (comprehensively “Adjustment Items”).  In addition, from time to time in the future there may be other items that we may exclude for the purposes of our non-GAAP financial measures; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of our non-GAAP financial measures.  We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude amounts that management and the board of directors do not consider part of core operating results or that are non-recurring when assessing the performance of the organization.  We believe that inclusion of these non-GAAP financial measures provides consistency and comparability with past reports of financial results and provides consistency in calculations by outside analysts reviewing our results.  Accordingly, we believe these non-GAAP financial measures are useful to investors in allowing for greater transparency of supplemental information used by management.

We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, there are limitations associated with the use of these non-GAAP financial measures.  These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies.  Adjustment Items that are excluded from our non-GAAP financial measures can have a material impact on net earnings.  As a result, these non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, net loss, cash flow from operations or other measures of performance prepared in accordance with GAAP.  We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure.  Investors are encouraged to review the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measures that are included elsewhere in this Quarterly Report on Form 10-Q.

Reconciliation of GAAP reported net loss to adjusted EBITDA and the related per share amounts are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015		2014
GAAP net loss	$(23,674)		$(9,542)
Adjustments:
Interest expense, net	9,342		1,264
Depreciation and amortization	18,433		2,191
Income tax benefit	(4,573)		(5,866)
EBITDA	(472)		(11,953)
Net revenue adjustments	303	(1)	─ (1)
Cost of product sales adjustments	97	(2)	1,622 (2)
Selling, general and administrative adjustments	3,358	(3)	1,922 (3)
Loss on sale of PML (including impairment charge)	─		6,457
Restructuring costs	1,305	(4)	─ (4)
Adjusted EBITDA	$4,591		$(1,953)

Basic adjusted EBITDA per common share	$0.12		$(0.05)
Diluted adjusted EBITDA per common share	$0.08		$(0.05)

Weighted average number common shares outstanding	38,453		37,271
Weighted average number common shares outstanding
assuming dilution	59,129	(5)	37,271

(1) To exclude impact on returns from FDA reclass of Hydrocodone products from C3 to C2 classification of $303 and $0 for the three months ended March 31, 2015 and 2014, respectively.

(2) To exclude amortization of inventory step-up of $97 and $1,622, for the three months ended March 31, 2015 and 2014, respectively.

(3) To exclude deal costs of $742 and $2; stock compensation expense of $1,215 and $1,779; ParaPro stock compensation expense of $0 and $119; severance expense of $0 and $22 and litigation settlement expenses of $1,401 and $0, for the three months ended March 31, 2015 and 2014, respectively.

(4) To exclude the accrued cost related to the initiative to restructure operations and shut down the Charleston, South Carolina site.  Stock compensation related to the modification and acceleration of vesting of equity and awards of $656 and $0, and severance expense of $649 and $0 for the three months ended March 31, 2015 and 2014, respectively.

(5) Includes the dilutive effect of the February 2014 Convertible Notes, warrant and stock awards of 18,056 shares, 522 shares and 2,098 shares, respectively.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $18.9 million, borrowing availability of $29.3 million under our $20.0 million revolving loan and a related $20.0 million uncommitted accordion feature and long-term debt of $281.1 million.

We have an effective shelf registration statement on Form S-3, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and units.  The shelf registration statement includes a sales agreement prospectus covering the offering, issuance and sale of up to $100.0 million of shares of our common stock that may be issued and sold under the Controlled Equity Offering Sales Agreement, dated November 7, 2014, between us and Cantor Fitzgerald & Co. as agent.  This program will provide us with financial flexibility and the ability to opportunistically access the capital markets.

We currently have no immediate plans to issue securities pursuant to this registration statement.

Our future capital requirements will depend on many factors, including:

●	the level of product sales of our currently marketed products and any additional products that we may market in the future;
●	the extent to which we acquire or invest in products, businesses and technologies;
●	the level of inventory purchase commitments under supply, manufacturing, license and/or co-promotion agreements;
●	the scope, progress, results and costs of development activities for our current product candidates;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the number of, and development requirements for, additional product candidates that we pursue;
●	the costs of commercialization activities, including product marketing, sales and distribution;
●	the costs and timing of establishing manufacturing and supply arrangements for clinical and commercial supplies of our product candidates and products;
●	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar arrangements for our marketed products and product candidates; and
●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to us.

On each Payment Date, commencing August 1, 2015, the Company will pay an installment of principal on the Treximet Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Notes on such Payment Date of $6.6 million per quarter).  Pursuant to the August 2014 Indenture the first principal payment is due on August 1, 2015 and will be calculated on net sales for the first and second quarters of 2015, less interest paid during those same two quarters.  At each month-end beginning during January 2015, the net sales of Treximet will be calculated, the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Notes.  If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment will be paid at that time.  The balance outstanding on the Treximet Notes, or the full amount of the $220.0 million principal of the notes if the calculation as described does not result in any principal payments during the term of the Treximet Notes, will be due on the maturity date of the Treximet Notes which is August 1, 2020.  Based on the calculation of the principal payments as described, the Company has recorded $216.1 million of Treximet Notes as long-term debt and $3.9 million as short-term debt as of March 31, 2015.

A significant portion of our planned expenditures for the remainder of 2015 are associated with our acquisition of certain assets related to Zohydro ER.  We funded our acquisition of Zohydro ER with cash of approximately $80.9 million and issued approximately 1.7 million shares of our common stock, with an approximate value of $20.0 million, based on the closing price of $11.89 on March 9, 2015, the trading day immediately preceding the execution date of the Asset Purchase Agreement.  As of May 1, 2015, we believe that our existing cash balance, cash from operations, net proceeds from our the offering of our $130.0 million Convertible Senior Notes due 2021 and funds remaining available under our Midcap $20.0 million revolving loan and related $20.0 million uncommitted accordion feature will be sufficient to fund our existing level of operating expenses, current development activities and general capital expenditure requirements through 2015.

To continue to grow our business over the longer term, we may need to commit substantial resources to one or more of the following: product acquisition, product development and clinical trials of product candidates, business acquisition, technology acquisition and expansion of other operations.  In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates.  Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both.  In addition, we may pursue new operations or the expansion of our existing operations.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2015, and 2014 (in thousands).

	Three Months Ended March 31,
Cash (used in) provided by	2015	2014
Operating activities	$(19,044)	$(6,118)
Investing activities	(223)	(115)
Financing activities	3,341	46,437
Net increase (decrease) in cash and cash equivalents	$(15,926)	$40,204

Comparison of the Three Months Ended March 31, 2015 and 2014

Net cash used in operating activities

Net cash used in operating activities during the three months ended March 31, 2015 was $19.0 million, an increase of $12.9 million from cash used in operating activities during the three months ended March 31, 2014 of $6.1 million.  The $19.0 million used in operating activities during the three months ended March 31, 2015 was driven by: net loss of $23.7 million, adjusted by non-cash expenses totaling $21.0 million, offset by a non-cash deferred income tax benefit of $3.2 million and $13.2 million in net changes in accounts receivable, inventories, accounts payable, accrued expenses and other operating assets and liabilities.  The $6.1 million used in operating activities during the three months ended March 31, 2014 was primarily driven by: net loss of $9.5 million, adjusted by non-cash expenses totaling $10.8 million, offset by a non-cash deferred income tax benefit of $6.4 million and $927,000 in net changes in accounts receivable, inventories, accounts payable, accrued expenses and other operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities during the three months ended March 31, 2015 was $223,000, which represents an increase of $108,000 from the cash used in investing activities during the three months ended March 31, 2014 of $115,000.  The increase in cash used in investing activities was due to an increase in equipment purchases of $108,000.

Net cash provided by financing activities

Net cash provided by financing activities during the three months ended March 31, 2015 was $3.3 million, which represents a decrease of $43.1 million from cash provided by financing activities during the three months ended March 31, 2014 of $46.4 million.  The $3.3 million provided by financing activities during the three months ended March 31, 2015 was primarily attributable to net proceeds from our revolving credit facility of $3.3 million.  The $46.4 million provided by financing activities during the months ended March 31, 2014 was primarily attributable to net proceeds from the issuance of our February 2014 Convertible Notes of $65.0 million, partially offset by financing costs related to the issuance of these notes of $6.2 million and net payments on our revolving credit facility of $11.8 million.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, royalty payments and/or scientific, regulatory, or commercial milestone payments under development agreements.  Further, obligations under employment agreements contingent upon continued employment are not included in the table below.  The following table summarizes our contractual obligations as of March 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Operating leases (1)	$4,153	$525	$1,236	$1,200	$1,192
Professional services agreements (2)	6,890	6,215	675	—	—
Supply agreements and purchase obligations (3)	8,323	2,081	1,998	1,998	2,246
License and development agreements (4)	51,000	19,000	32,000	—	—
Short-term borrowings (5)	15,893	15,893	—	—	—
Long-term debt obligations (6)	422,086	31,367	62,268	328,451	—
Restructuring costs (7)	649	649	—	—	—
Settlement obligations	12,800	4,550	5,500	2,500	250
Total contractual obligations	$521,794	$80,280	$103,677	$334,149	$3,688

(1)	Operating leases include minimum payments under leases for our facilities and certain equipment.

(2)	Professional service agreements include agreements with a specific term for consulting, information technology, telecom and software support, data and sales reporting tools and services.

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

(5)
Short-term borrowings represent the current portion of the Treximet Notes, and Mid-Cap Credit Facility as of March 31, 2015 plus the minimum interest payments that must be paid on 75% of the total amount available, $20.0 million before consideration of the accordion feature, under the revolver regardless of the balance outstanding.  As of March 31, 2015, we had borrowings of approximately $10.7 million outstanding under our revolving credit facility.

(6)
The long-term debt obligations represent the principle repayments on the February 2014 Convertible Notes and the Treximet Notes and the associated contractual interest payments assuming that principle payments are made only on each issuances’ respective maturity date based on the terms of these notes.  See Note 8, Debt and Lines of Credit, for further information on the classification of this long-term debt.

(7)
Severance related obligation to the initiative to restructure operations and shut down the Charleston, South Carolina site.  The non-cash modification and accelerated vesting of options and awards under existing employee agreements is not included.

See Note 8, Debt and Lines of Credit, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

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

The interest rate related to borrowings under our revolving credit facility is a variable rate of LIBOR (with a floor of 1.5%) plus an Applicable Margin (7.5%), as defined in the debt agreement (9.0% at March 31, 2015).  As of March 31, 2015 we had outstanding borrowings of approximately $10.7 million under our revolving credit facility.  We are required to pay minimum interest on 75% of the available revolver balance of $20.0 million.  If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by approximately $150,000.

See Note 8, Debt and Lines of Credit, to our unaudited condensed consolidated financial statements included within this report for further discussion.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures" within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.  Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures.  As of March 31, 2015, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Immediately following the Signatures section of the Quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act.  This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.  Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

Change in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See  Legal Proceedings under Note 11, Commitments and Contingencies, to our unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We have sought growth largely through acquisitions, including the acquisitions of Pernix Sleep in 2013, the rights to Treximet intellectual property in 2014, and the asset acquisition of the Zohydro ER business in April 2015.  As part of our ongoing expansion strategy, we plan to make additional strategic acquisitions of assets and businesses.  However, our credit agreement with MidCap and the indentures governing  our outstanding notes include restrictive covenants, which include, among other things, restrictions on the incurrence of indebtedness, as well as certain consolidations, acquisitions, mergers, purchases or sales of assets and capital expenditures, subject to certain exceptions and permissions limited in scope and dollar value.  In addition to these restrictive covenants, our credit agreement with MidCap contains certain financial covenants.  For additional information see Note 8, Debt and Lines of Credit to our unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  In the future, we may pursue growth opportunities through acquisitions that are not directly similar to those currently operated by us.  We cannot assure you that acquisitions will be available on terms attractive to us.  Moreover, we cannot assure you that such acquisitions will be permissible under our existing credit agreement with MidCap or the indentures governing our outstanding notes or that we will be able to arrange financing on terms acceptable to us or to obtain timely federal and state governmental approvals on terms acceptable to us, or at all.

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
●
performance shortfalls as a result of the diversion of management’s attention caused by integrating the operations of a newly acquired business with those of Pernix or a newly acquired asset into the existing product portfolio

            For all these reasons, you should be aware that it is possible that integrating a newly acquired business or asset could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our products, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisitions, or could otherwise adversely affect our business and financial results.

Our future results will suffer if we do not effectively manage our expanded operations.

            Our acquisitions of Somaxon, the rights to Treximet intellectual property, and the asset acquisition of Zohydro significantly changed the composition of our operations, markets and product mix.  Our future success depends, in part, on our ability to address these changes, and, where necessary, to attract and retain new personnel that possess the requisite skills called for by these changes.

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

            As of March 31, 2015, after giving effect to our issuance of an aggregate of $65.0 million of February 2014 Convertible Notes and an aggregate of $220.0 million of Treximet Notes in August 2014, we had approximately $295.7 million of debt outstanding and the ability to borrow approximately $29.3 million under our credit agreement with MidCap, utilizing the revolver accordion feature and subject to borrowing base capacity.  Subsequent to March 31, 2015, we issued an additional $130.0 million of convertible notes in connection with our acquisition of Zohydro ER and for working capital and general corporate purposes.  This significant indebtedness could have important consequences.  For example, it may:

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

Our August 2014 acquisition of the rights to Treximet intellectual property and our April 2015 asset acquisition of Zohydro ER; and our strategy of obtaining, through asset acquisitions and in-licenses, rights to other products and product candidates for our development pipeline and to proprietary drug delivery and formulation technologies for our life cycle management of current products may not be successful.

            We acquired the rights to Treximet intellectual property in August 2014 and closed our acquisition of certain assets relating to Zohydro ER in April 2015.  From time to time we may seek to engage in additional strategic transactions with third parties to acquire rights to other pharmaceutical products, pharmaceutical product candidates in the late stages of development and proprietary drug delivery and formulation technologies.  Because we do not have discovery and research capabilities, the growth of our business will depend in significant part on our ability to acquire or in-license additional products, product candidates or proprietary drug delivery and formulation technologies that we believe have significant commercial potential and are consistent with our commercial objectives.  However, we may be unable to license or acquire suitable products, product candidates or technologies from third parties for a number of reasons.

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

              We have in the past made, and may in the future continue to make, acquisitions of pharmaceutical products.  The members of our sales force may have no prior experience promoting the pharmaceutical products that we may acquire in the future.  As a result, we may have to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense these pharmaceutical products.  In addition, we must train our sales force to ensure that a consistent and appropriate message about our products is being delivered to our potential customers.  Our sales representatives may also experience challenges promoting multiple products when they call on physicians and their office staff.  We have also experienced, and may continue to experience, turnover of the sales representatives that we hired or will hire, requiring us to train new sales representatives.  If we are unable to effectively train our sales force and equip them with effective materials relating to the pharmaceutical products that we may acquire in the future, including medical and sales literature to help them inform and educate potential customers about the benefits of such products and their proper administration and label indication, our efforts to successfully market these pharmaceutical products could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

Although we have closed the acquisition of the Zohydro ER business, the economic benefit to us may not meet our expectations.

Pursuant to the Asset Purchase Agreement, in addition to the consideration we paid to Zogenix at closing, Zogenix is eligible to receive additional cash payments of up to $283.5 million based on the achievement of pre-determined milestones.  Under the terms of the Asset Purchase Agreement, over 80% of the value of the sales milestones is tied to the achievement of net sales targets ranging from $500 million to $1 billion, and we have agreed to use Commercially Reasonable Efforts (as defined in the Asset Purchase Agreement) to meet such milestones.  Even if we use such Commercially Reasonable Efforts, we may not be able to successfully maintain and increase market demand for Zohydro ER or achieve those milestones.  Furthermore, we have assumed responsibility for Zogenix’s obligations under the purchased contracts and regulatory approvals, as well as other liabilities associated with the Zohydro ER business arising after the acquisition’s closing date.  These liabilities may be greater than we expect.

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

              Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights.  For example, our patent rights in Silenor are limited in ways that affect our ability to exclude third parties from competing against us.  In particular, we do not hold composition of matter patents covering the active pharmaceutical ingredient (“API”), of Silenor.  Composition of matter patents on APIs are a particularly effective form of intellectual property protection for pharmaceutical products, as they apply without regard to any method of use or other type of limitation.  As a result, competitors who obtain the requisite regulatory approval can offer products with the same API as Silenor so long as the competitors do not infringe any method of use or formulations patents that we may hold.

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

                As of March 31, 2015, our sales force consisted of approximately 98 sales territories.  In October 2013 we entered into a co-promotion agreement with Cumberland, under which Cumberland will promote Omeclamox-Pak to gastroenterologists across the United States through its field sales force.  In September 2014, we entered into an agreement with Sallus Laboratories LLC under which Sallus will promote Zutripro, Rezira and Vituz through its field sales force until March 31, 2015.  In August 2014, the Company entered into an agreement with PDI, Inc. for services related to the promotion of Cedax and its authorized generic.

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

              Before approving a new drug or biologic product, the FDA requires that the facilities at which the product will be manufactured be in compliance with current Good Manufacturing Practices, which we refer to herein as cGMP, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation and utilization of qualified raw materials.  To be successful, our products must be manufactured for development and, following approval, in commercial quantities, in compliance with regulatory requirements and at acceptable costs.

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

              We face an inherent risk of product liability exposure related to the sale of our currently marketed products and any other products that we successfully develop or commercialize.  If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we will incur substantial liabilities.  Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for our products or any products that we may develop

●	injury to reputation

●	withdrawal of client trial participants;

●	withdrawal of a product from the market;

●	costs to defend the related litigation;

●	substantial monetary awards to trial participants or patients;

●	diversion of management time and attention;

●	loss of revenue;

●	the inability to commercialize any products that we may develop.

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

Our business, financial condition and results of operations will be materially affected if Zohydro ER is not commercially successful.

Our ability to become profitable will depend in part on the commercial success of Zohydro ER.  The commercial success of Zohydro ER depends on several factors, including our ability to:
●	successfully launch and educate prescribers on Zohydro ER’s efficacy and safety, as well as our safe use initiatives, through our own marketing and sales activities;
●	create market demand for Zohydro ER through our own marketing and sales activities, and any other arrangements that we may later establish to promote this product;
●	commercialize Zohydro ER with BeadTek™ and successfully develop and commercialize ZX-007;
●
establish and maintain adequate levels of coverage and reimbursement for Zohydro ER from commercial health plans and government health programs, which we refer to collectively as third-party payors, particularly in light of the availability of alternative branded and generic competitive products;

●	maintain compliance with regulatory requirements;
●	establish and maintain agreements with wholesalers and distributors on commercially reasonable terms;
●	maintain commercial manufacturing arrangements with third-party manufacturers as necessary to meet commercial demand for Zohydro ER and manufacture commercial quantities at acceptable cost levels; and
●	successfully maintain intellectual property protection for Zohydro ER.
If we are unable to successfully commercialize Zohydro ER, our business, financial condition and results of operations will be materially adversely affected.

Negative publicity and political action regarding Zohydro ER could delay or impair our ability to market this product, present significant distractions to our management and result in the incurrence of significant costs.

Products used to treat and manage pain, especially in the case of opioids like Zohydro ER, are from time to time subject to negative publicity, including publicity regarding political action, illegal use, overdoses, abuse, diversion, serious injury and death.  In November 2013, eight members of Congress submitted a letter to Department of Health and Human Services Secretary, Kathleen Sebelius, urging reconsideration of the FDA’s approval of Zohydro ER, and in December 2013, a bipartisan coalition of attorneys general from 29 states and territories submitted a letter to FDA Commissioner Margaret Hamburg with the same request.  In April 2014, Purdue Pharma, L.P. (“Purdue”), announced that it submitted a New Drug Application (“NDA”) for its extended-release hydrocodone product (Hysingla) that is formulated to incorporate abuse deterrent properties, which was approved by the FDA in November 2014.  On October 29, 2014, Zogenix entered into a mutual exclusivity waiver agreement with Purdue, pursuant to which Zogenix granted a waiver to Purdue of the three-year Hatch-Waxman regulatory exclusivity period with respect to NDA 202880 for Zohydro ER in support of certain Purdue Products (as defined in the waiver agreement), including Hysingla ER.  In addition, Teva Pharmaceutical Industries Limited announced that the FDA has accepted their NDA submission for an abuse deterrent extended-release hydrocodone product as of February 2015.  Approval of additional abuse-deterrent formulation of hydrocodone may drive further negative publicity and political action, or even result in the FDA revoking its approval of our NDA for Zohydro ER.  While we do not believe that the FDA will revoke its Zohydro ER approval, and, in any event, the FDA would have to provide us with notice and opportunity for a hearing first, the related negative publicity, political influences and actions by our competitors could negatively affect our ability to market Zohydro ER and any opioid analgesic product candidates for which we may seek approval in the future.  If the FDA were to revoke its approval of Zohydro ER, our business, results of operations, financial condition and prospects would be materially and adversely affected.

In addition, in March 2014, the Governor of the Commonwealth of Massachusetts issued an executive order to ban Zohydro ER in Massachusetts.  In response, in April 2014 Zogenix filed a lawsuit in the U.S. District Court in Massachusetts requesting that the court preliminarily enjoin implementation of Governor Patrick’s executive order prohibiting the prescribing and dispensing of Zohydro ER.  The lawsuit asserted that the executive order was in direct conflict with the authority of the FDA to determine on behalf of the public whether a drug is safe and effective and to impose the measures necessary to ensure that such drug will be used safely and appropriately.  After the U.S. District Court in Massachusetts entered the requested preliminary injunction preventing the implementation of the Governor’s order on constitutional grounds, the Commonwealth adopted emergency regulations which restricted distribution of Zohydro ER in Massachusetts.  Zogenix challenged these emergency regulations as preempted by the FDA approval for Zohydro ER, and on July 8, 2014 the U.S. District Court in Massachusetts agreed that implementation of the emergency regulations also should be preliminarily enjoined.  Meanwhile, Massachusetts has issued final regulations also imposing certain restrictions on distribution of Zohydro ER, and Zogenix has challenged these final regulations in U.S. District Court in Massachusetts.  While we believe the FDA has the authority to determine on behalf of the public whether a drug is safe and effective and to impose the measures necessary to ensure that such drug will be used safely and appropriately, and the U.S. District Court in Massachusetts has ruled in Zogenix’s favor, state officials in Massachusetts or elsewhere may nevertheless seek to place additional restrictions on the prescription and use of Zohydro ER, which could negatively affect our ability to market Zohydro ER.

This negative publicity and political action could also cause a diversion of our management’s time and attention, cause us to incur additional significant costs with respect to litigation, marketing or otherwise, and could also result in an increased number of product liability claims, whether or not these claims have a valid basis.

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

We will rely entirely on Daravita Limited (“Daravita”) as the sole manufacturer and supplier of Zohydro ER.  Daravita’s inability to continue manufacturing adequate supplies of Zohydro ER, or its refusal to supply us with commercial quantities of Zohydro ER, may materially harm our business and financial condition and adversely impact our commercialization and sales efforts with respect to the product.

In March 2015, Zogenix entered into a commercial manufacturing and supply agreement with Daravita, which agreement as amended we assumed upon closing of the acquisition, for the manufacture and supply of Zohydro ER finished commercial product.  Under the agreement, Daravita is the exclusive manufacturer and supplier to us, subject to certain exceptions, of Zohydro ER.  We must purchase all of our requirements of Zohydro ER, subject to certain exceptions, from Daravita.  We may from time to time experience disruptions by Daravita in the manufacture or supply of Zohydro ER, or may experience disruptions in our business relationship with Daravita.  The failure by Daravita for any reason to provide us with sufficient commercial quantities of Zohydro ER may materially harm our business and financial condition and adversely impact our commercialization and sales efforts with respect to the product.

We believe that Daravita has installed production capacity to support launch and initial forecast demand for Zohydro ER and has received final packaging qualification.  In order to meet future anticipated growth in demand for Zohydro ER, Daravita has initiated activities to qualify additional production lines and expand the manufacturing capacity for Zohydro ER.  However, if Daravita is unable to deliver the required commercial quantities of Zohydro ER and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for Zohydro ER and we would lose potential revenue.

If Daravita fails to provide us with commercial quantities of Zohydro ER, the process of changing or adding a new contract manufacturer or supplier may require additional testing and prior FDA approval and may be expensive and time-consuming.  If we were unable to manage such changes effectively, we could face supply disruptions that could result in significant costs and delays, damage to our reputation or commercial prospects and cause us to lose potential revenues relating to the product.

The concentration of our product sales to only a few wholesale distributors increases the risk that we will not be able to effectively distribute our products if we need to replace any of these customers, which would cause our sales to decline.

The majority of our sales are to a small number of pharmaceutical wholesale distributors, which in turn sell our products primarily to retail pharmacies, which ultimately dispense our products to the end consumers.  For the three months ended March 31, 2015, McKesson Corporation accounted for 46% of our total gross sales, AmerisourceBergen Drug Corporation accounted for 17% of our total gross sales and Cardinal Health accounted for 29% of our total gross sales.  For the three months ended March 31, 2014, McKesson Corporation accounted for 36% of our total gross sales, AmerisourceBergen Drug Corporation accounted for 35% of our total gross sales and Cardinal Health accounted for 17% of our total gross sales.

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

We are subject to various legal proceedings and business disputes and additional claims may arise in the future.  In particular, GSK has claimed significant damages stemming from an alleged breach of a covenant contained in the Asset Purchase Agreement pursuant to which we purchased the Treximet assets pertaining to a pre-existing customer agreement.  Our dispute with GSK and other legal proceedings and disputes that may arise in the future, may be complex and extended and may occupy the resources of our management and employees.  These proceedings may also be costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor.  We may also be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings.  Defending against or settling such claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.  For more information regarding legal proceedings and contingencies, see Note 11, Commitments and Contingencies, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Although a granted three-year Hatch-Waxman exclusivity has been granted for Zohydro ER, Zogenix executed a waiver agreement with Purdue of the three-year Hatch-Waxman regulatory exclusivity period with respect to NDA 202880 for Zohydro ER in support of the Purdue Products and we can offer no assurance that such exclusivity will effectively prevent or otherwise limit further competition from other hydrocodone products, either generic or otherwise.

In addition to patent protection, we will rely in part, on Hatch-Waxman marketing exclusivity for the commercialization of Zohydro ER in the United States.  Under the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Amendments, newly approved drugs may benefit from certain statutory periods of non-patent marketing exclusivity in the United States.  Exclusivity provides the holder of an approved application limited protection from new competition in the marketplace for the innovation represented by its approved drug product.

A three-year period of exclusivity is available for a drug product that contains an active ingredient that has been previously approved and the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the applicant that were essential to approval of the application.  Changes to an approved drug product that may qualify for this exclusivity include changes that affect the product’s active ingredient(s), strength, dosage form, route of administration, or conditions of use, so long as clinical investigations were essential to approval of the application containing those changes.  The exclusivity prevents FDA from approving other applications for the same change for three years from the date of the new product’s approval.

While Zohydro ER has been granted three-year Hatch-Waxman exclusivity as the first single-entity hydrocodone product approved for the treatment of chronic pain on the basis of a comprehensive Phase 3 safety and efficacy program, there can be no assurance that such exclusivity will effectively prevent or otherwise limit competition from other hydrocodone products, either generic or otherwise.  On October 29, 2014, Zogenix entered into a waiver agreement with Purdue, pursuant to which Zogenix granted a waiver to Purdue of the three-year Hatch-Waxman regulatory exclusivity period with respect to NDA 202880 for Zohydro ER in support of the Purdue Products.  On November 20, 2014, Purdue announced that the FDA had approved its product Hysingla ER®.  Such competition by the Purdue Products and other hydrocodone products, including other 505(b)(2) applications for different conditions of use or other changes to the hydrocodone products that would not be restricted by the three-year exclusivity, could have a significantly negative impact on our future revenues from Zohydro ER.

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

The accounting method for convertible debt securities that may be settled in cash, such as the notes we recently issued in connection with the Zohydro ER acquisition, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No.  APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20.  Under ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost.  The effect of ASC 470-20 on the accounting for the notes we recently issued in connection with the Zohydro ER acquisition would be that the equity component would be required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes.  As a result, we would be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes.  We would report lower net income in our financial results because ASC 470-20 would require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

Furthermore, under certain circumstances, convertible debt instruments that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such convertible debt instruments are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such convertible debt instruments exceeds their principal amount.  Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.  We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method.  If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes (including during the period prior to our receipt of shareholder approval to remove the conversion cap on the notes), then our diluted earnings per share would be adversely affected.
In addition, so long as the conversion share cap applies, the conversion option that is part of the notes may be accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities.  This could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the notes.

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

           We did not make any distributions for the years ended December 31, 2014, and 2013.  We are currently investing in our promoted product lines and product candidates and do not anticipate paying dividends in the foreseeable future.  We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business.  In addition, the terms of our credit agreement with MidCap and the indentures governing our outstanding notes prohibit us from paying dividends.  As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

The implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) for Zohydro ER has resulted in additional regulatory requirements, including the requirement for a medication guide and educational requirements for prescribers and patients, which could significantly impact our ability to commercialize Zohydro ER and dramatically reduce its market potential.

The Federal Food, Drug and Cosmetic Act (“FFDCA”) permits the FDA to require a REMS for a drug product to ensure the safe use of the drug.  A REMS is a strategic safety program that the FDA requires to ensure that the benefits of a drug outweigh its risks.  In determining whether a REMS is necessary, the FDA will consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity.  If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval.  A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations, or other measures that the FDA deems necessary to assure the safe use of the drug.  In addition, the REMS must include a timetable to assess the strategy minimally at 18 months, three years and seven years after the strategy's approval.

In February 2009, the FDA informed opioid analgesic drug manufacturers that it would require a class-wide REMS for all long-acting and sustained-release opioid drug products, and as an extended-release formulation of hydrocodone, Zohydro ER became subject to the ER/LA opioid REMS upon approval.  Pursuant to the FFDCA, the manufacturers subject to this class-wide REMS must work together to implement the REMS as part of a single shared system to reduce the burden of the REMS on the healthcare system.  The central component of the ER/LA opioid REMS program is an education program for prescribers and patients.  Specifically, the REMS for these products includes a medication guide available for distribution to patients who are dispensed the drug, as well as a number of elements to assure safe use.  These elements include training for healthcare professionals who prescribe the drug; information provided to prescribers that they can use to educate patients in the safe use, storage, and disposal of opioids; and information provided to prescribers of the existence of the REMS and the need to successfully complete the necessary training.  The prescriber training required as part of the REMS is conducted by accredited, independent continuing education providers, without cost to the healthcare professionals, under unrestricted grants funded by the opioid analgesic manufacturers.  Moreover, REMS assessments must be submitted to the FDA on an annual basis to assess the extent to which the elements to assure safe use are meeting the goals of the REMS and whether the goals or elements should be modified.

In addition to the REMS, on September 10, 2013 the FDA announced post-marketing requirements for all ER/LA opioid analgesic NDA holders, which we are required to comply with.  These post-marketing requirements are currently being addressed by the NDA holders.  These requirements and the REMS could significantly impact our ability to commercialize Zohydro ER and dramatically reduce its market potential.

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

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for Zohydro ER, its commercial success may be severely hindered.

Our sales of Zohydro ER will be dependent, in part, on the availability of coverage and adequate reimbursement from third-party payors, including government health care programs such as Medicare and Medicaid, and private insurance plans.  Favorable coverage decisions and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance.  Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available.  Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high.  Patients are unlikely to use Zohydro ER unless coverage is provided and reimbursement is adequate to cover a significant portion of its cost.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs.  In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors.  Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor.

In addition, the market for Zohydro ER will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement.  The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies.  Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.  For example, in August 2014, Express Scripts added Zohydro ER to its list of excluded drugs for its National Preferred Drug formulary for 2015.  Express Scripts is the largest U.S. pharmacy benefit manager, and the inclusion of Zohydro ER on its list of excluded drugs for their National Preferred Drug formulary has had a negative impact on prescriptions and sales of Zohydro ER.

In addition, regional healthcare authorities and individual hospitals are increasingly using competitive bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.  This may reduce demand for Zohydro ER or put pressure on our pricing of Zohydro ER, which could negatively affect our business, results of operations, financial condition and prospects.

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

●
the Foreign Corrupt Practices Act and similar anti-bribery laws in countries outside of the U.S., such as the U.K. Bribery Act of 2010, prohibit companies and their intermediaries from making, or offering or promising to make, improper payments for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

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

Annual Drug Enforcement Administration (“DEA”) quotas on the amount of hydrocodone allowed to be produced in the United States, and the DEA’s specific allocation of hydrocodone production to us could significantly limit the production or sale of Zohydro ER.

The DEA limits the production and availability of all Schedule II substances through a quota system which includes a national aggregate production quota and individual procurement quotas.  Because hydrocodone is subject to the DEA’s production and procurement quota scheme, the DEA establishes annually an aggregate production quota for how much hydrocodone may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs.  This limited aggregate amount of hydrocodone that the DEA allows to be produced in the United States each year is allocated among individual companies, which must submit applications annually to the DEA for individual production and procurement quotas.  The DEA may adjust individual procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.  The DEA requires substantial evidence and documentation of expected legitimate medical and scientific needs before assigning procurement quotas to manufacturers and research organizations.  Daravita, which has licensed us the right to sell Zohydro ER in the United States, has been granted sufficient procurement quota of hydrocodone by the DEA to support our expected current demand of Zohydro ER and expected growth through the end of 2015.

We do not know what amounts of hydrocodone other companies manufacturing or developing product candidates containing hydrocodone may request for future years.  The DEA, in assessing factors such as medical need, abuse and diversion potential and other policy considerations, may choose to set the aggregate hydrocodone production quota lower than the total amount requested for procurement by the companies.  Daravita is permitted to petition the DEA to increase the annual procurement quota after it is initially established, but there is no guarantee that the DEA would act favorably upon such a petition.  Daravita’s procurement quota of hydrocodone may not be sufficient to meet any future clinical development needs or commercial demand for Zohydro ER.  Any delay or refusal by the DEA in establishing the procurement quota or a reduction in Daravita’s procurement quota for hydrocodone, or the DEA’s failure to increase it over time, could delay or stop commercial sale of Zohydro ER or cause us not to achieve our expected operating results, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of March 10, 2015, between Zogenix Inc., Pernix Ireland Limited, and soley with respect to Sections 5.9.2, 10.2 and 10.14, Pernix Theraputics Holding Inc.
2.2	Amendment to Asset Purchase Agreement, dated as of April 23, 2015, between Zogenix Inc., Pernix Ireland Limited and Pernix Theraputics Holding Inc.
4.1
Third Supplemental Indenture, dated as of April 21, 2015, between Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s  Current Report on Form 8-K filed with the Commission on April 24, 2015).

4.2
First Supplemental Indenture, dated as of April 21, 2015, between Pernix Therapeutics Holdings, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s  Current Report on Form 8-K filed with the Commission on April 24, 2015).

4.3
Indenture, dated April 22, 2015, between Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s  Current Report on Form 8-K filed with the Commission on April 24, 2015).

4.4
Forms of 4.25% Convertible Senior Notes due 2021 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.4 to the Company’s  Current Report on Form 8-K filed with the Commission on April 24, 2015).

10.1
Consent Solicitation Support Agreement, dated as of April 13, 2015, between the Company and each of the Noteholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s  Current Report on Form 8-K filed with the Commission on April 16, 2015).

10.2
Inducement Agreement, dated as of April 16, 2015, by and among Pernix Therapeutics Holdings, Inc. and the investors listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2015).

31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of the Registrant’s Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014;
(ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014;
(iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 and
(iv) Notes to Condensed Consolidated Financial Statements.
_______________________

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: May 1, 2015	By:	/s/ DOUGLAS L. DRYSDALE
Douglas L. Drysdale
Chairman and Chief Executive Officer and President and Director (Principal Executive Officer)

Date: May 1, 2015	By:	/s/ SANJAY S. PATEL
Sanjay S. Patel Chief Financial Officer
(Principal Financial Officer)