Form 10-Q
period 2015-06-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2015-08-06
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2015
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑

On July 30, 2015, there were 61,037,804 shares outstanding of the Registrant's common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2015

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)
	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$66,831	$34,855
Restricted cash	10,002	-
Accounts receivable, net	46,395	44,127
Inventory, net	9,065	10,479
Prepaid expenses and other current assets	17,947	16,550
Income tax receivable	3,047	2,590
Note receivable, net of unamortized discount of $32
and $127, respectively	4,818	4,723
Deferred income tax assets - current	17,619	15,933
Total current assets	175,724	129,257

Property and equipment, net	2,093	1,514
Goodwill	45,080	44,900
Intangible assets, net	381,877	300,489
Other	11,927	11,253
Total assets	$616,701	$487,413
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$27,531	$27,569
Accrued allowances	52,198	52,604
Interest payable	12,200	10,159
Debt - current	7,941	7,345
Senior secured notes - Treximet - current	10,013	-
Restricted cash payable	10,002	-
Total current liabilities	119,885	97,677
Convertible notes - long-term	102,136	65,000
Derivative liability	19,777	-
Contingent consideration	29,327	-
Senior secured notes - Treximet - long-term	209,987	220,000
Deferred income tax liability - long-term	3,651	9,389
Other liabilities	9,405	11,755
Total liabilities	494,168	403,821

Commitments and contingencies (notes 1, 3, 7, 8, 11 and 12)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 90,000,000 shares authorized, 63,357,332 and
40,805,659 issued and 60,791,180 and 38,341,352 outstanding
at June 30, 2015 and December 31, 2014, respectively	608	383
Treasury stock, at cost, 2,566,152 and 2,464,307 shares held at June 30, 2015
and December 31, 2014, respectively	(5,540)	(5,431)
Additional paid-in capital	223,862	129,128
Accumulated deficit	(96,397)	(40,488)
Total stockholders' equity	122,533	83,592
Total liabilities and stockholders' equity	$616,701	$487,413

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net revenues	$46,977	$17,382	$80,866	$36,434
Costs and operating expenses:
Cost of product sales	13,794	9,380	24,870	19,726
Selling, general and administrative expense	24,857	13,222	45,843	26,455
Research and development expense	1,470	345	2,464	1,314
Loss on sale of PML (including impairment charge)	-	215	-	6,672
Depreciation and amortization expense	22,326	1,969	40,759	4,160
Restructuring costs	(108)	-	1,197	-

Total costs and operating expenses	62,339	25,131	115,133	58,327

Loss from operations	(15,362)	(7,749)	(34,267)	(21,893)

Other income (expense):
Interest income	244	100	300	192
Cost of inducement	(19,500)	-	(19,500)	-
Change in fair value of derivative liability	8,703	-	8,703	-
Interest expense	(9,923)	(2,334)	(19,321)	(3,690)
Total other expense, net	(20,476)	(2,234)	(29,818)	(3,498)

Loss before income tax benefit	(35,838)	(9,983)	(64,085)	(25,391)
Income tax benefit	(3,603)	(3,749)	(8,176)	(9,615)
Net loss	$(32,235)	$(6,234)	$(55,909)	$(15,776)

Net loss per common and potential common share
Basic	$(0.62)	$(0.16)	$(1.23)	$(0.42)
Diluted	$(0.62)	$(0.16)	$(1.23)	$(0.42)

Weighted-average common and potential common
shares outstanding:
Basic	52,399	37,828	45,481	37,551
Diluted	52,399	37,828	45,481	37,551

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(55,909)	$(15,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	147	209
Amortization of intangibles and interest accretion of contingent consideration	40,612	3,951
Amortization of deferred financing costs	1,393	777
Interest accretion of notes receivable	(95)	(171)
Deferred income tax benefit	(7,424)	(5,999)
Loss on disposal of equipment	-	153
Stock compensation expense	3,085	2,519
Fair market value change in derivative liability	(8,703)	-
Accretion of debt discount	616	-
Issuance of stock for inducement	19,500	-
Expense for stock options issued in exchange for services	-	119
Loss on sale of PML (including impairment)	-	6,672
Cancellation of ParaPRO stock options in connection with termination of contract	-	(1,294)
(Increase) decrease in operating assets:
Accounts receivable	(2,268)	2,924
Income taxes	(457)	(4,030)
Inventory	1,414	696
Prepaid expenses and other assets	(1,644)	36
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(38)	(982)
Accrued allowances	(406)	-
Interest payable	2,588	-
Other liabilities	(2,334)	-
Net cash used in operating activities	(9,923)	(10,196)

Cash flows from investing activities:
Proceeds from sale of PML	-	1,177
Acquisition of Zohydro ER	(80,927)	-
Proceeds from sale of property and equipment	-	41
Purchase of equipment	(726)	(419)
Net cash (used in) provided by investing activities	(81,653)	799

Cash flows from financing activities:
Net proceeds from issuance of Convertible Notes	130,000	65,000
Net drawdowns (payments) on revolving credit facility	596	(3,731)
Payments for financing costs	(5,045)	(6,231)
Payment of consent fee	(2,150)	-
Payments on mortgages and capital leases	(13)	(46)
Payments on contracts payable	-	(1,500)
Proceeds from issuance of common stock, net of tax	285	1,949
Stock issuance costs	(9)	-
Tax benefit on stock-based awards	-	(147)
Shares withheld for the payment of taxes	(112)	(753)
Net cash provided by financing activities	123,552	54,541

Net increase in cash and cash equivalents	31,976	45,144
Cash and cash equivalents, beginning of period	34,855	15,647
Cash and cash equivalents, end of period	$66,831	$60,791

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Company Overview

Pernix Therapeutics Holdings, Inc. and subsidiaries (collectively, "Pernix", the "Company", "we", "our" and "us") is a specialty pharmaceutical company focused on the acquisition, development and commercialization of prescription drugs, primarily for the United States ("U.S.") market. The Company targets underserved therapeutic areas, such as the central nervous system ("CNS"), including neurology and psychiatry, and has an interest in expanding into additional specialty segments. The Company promotes its branded products to physicians through its Pernix sales force, and markets its generic portfolio through its wholly owned subsidiaries, Macoven Pharmaceuticals, LLC ("Macoven") and Cypress Pharmaceuticals, Inc. ("Cypress").

The Company's branded products include Treximet, a medication indicated for the acute treatment of migraine pain and inflammation, Silenor, a non-controlled substance and approved medication for the treatment of insomnia characterized by difficulty with sleep maintenance and Zohydro ER with BeadTek, an extended-release opioid agonist indicated for the management of pain.  The Company also has an exclusive license agreement with Osmotica Pharmaceutical Corp. to promote Khedezla, a prescription medication for major depressive disorder.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three or six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2015.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in Pernix Therapeutics' 2014 Annual Report on Form 10-K filed with the SEC.

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions relating to reporting of the assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period in conformity with U.S. generally accepted accounting principles. Significant estimates of the Company include: revenue recognition, sales allowances such as returns on product sales, government program rebates, customer coupon redemptions, wholesaler/pharmacy discounts, product service fees, rebates and chargebacks, sales commissions, amortization, stock-based compensation, the determination of fair values of assets and liabilities in connection with business combinations, and deferred income taxes. Actual results could differ from these estimates.

Subsequent Events

The Company has evaluated all events and transactions since June 30, 2015. The Company did not have any material recognized subsequent events but did have the following non-recognized subsequent event.

In July 2015, the Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (the "Certificate of Amendment") with the Secretary of State of the State of Maryland. The Certificate of Amendment amended the Company's Amended and Restated Certificate of Incorporation by increasing the number of authorized shares of the Company's common stock from 90,000,000 shares to 140,000,000 shares and the attendant increase in capital stock of all classes from 100,000,000 to 150,000,000, consisting of 140,000,000 shares of common stock and 10,000,000 shares of preferred stock, which shall include 1,000,000 shares of Series B junior participating stock.  No change to the authorized number of shares of preferred stock.

Acquisition of Zohydro ER with BeadTek

On April 24, 2015, the Company completed the acquisition of the pharmaceutical product line, Zohydro ER®, including an abuse-deterrent pipeline and all related intellectual property, and a specified quantity of inventory associated therewith, from Zogenix, Inc. ("Zogenix"). There were no other tangible or intangible assets acquired and liabilities assumed related to the Zohydro ER® product line from Zogenix. The total purchase price consisted of an upfront cash payment of $80.0 million including a deposit of $10.0 million in an escrow fund, stock consideration of $11.9 million issued in common stock of Pernix, $927,000 for specified quantity of inventory, and regulatory and commercial milestone payments of up to $283.5 million, including a $12.5 million milestone payment upon approval of ZX007 abuse-deterrent extended-release hydrocodone tablet and up to $271.0 million in potential sales milestones if the Zohydro ER® product line achieve certain agreed-upon net sales targets. See Note 13, Business Combination for further discussion.

Acquisition of Treximet

On August 20, 2014, the Company, through a wholly owned subsidiary Pernix Ireland Limited, completed the acquisition of the U.S. intellectual property rights to the pharmaceutical product, Treximet from GlaxoSmithKline plc and certain of its related affiliates (together "GSK").

The total purchase price consisted of an upfront cash payment of $250.0 million paid to GSK upon closing of the transaction, and $17.0 million payable to GSK upon receipt of an updated Written Request for pediatric exclusivity from the Federal Drug Administration ("FDA"), subject to certain deductions based on delays in supplying the commercial product to the Company. Subsequently, the deductions resulting from delays in supplying the commercial product reduced the $17.0 million payable amount to approximately $1.95 million, which was paid during the fourth quarter of 2014. The Company funded this acquisition with $220.0 million in debt, plus approximately $32.0 million from available cash.

The results of operations of the acquired Treximet asset, along with the estimated fair values of the assets acquired in the transaction have been included in the Company's condensed consolidated financial statements since we acquired Treximet on August 20, 2014.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Pernix's wholly-owned subsidiaries Pernix Therapeutics, LLC, GTA GP, Inc., GTA LP, Inc., Gaine, Inc., Macoven, Pernix Manufacturing, LLC, ("PML") (closed on sale on April 21, 2014), Respicopea, Inc., Cypress, Cypress' subsidiary, Hawthorn Pharmaceuticals, Inc., Pernix Sleep, Inc., also known as Somaxon Pharmaceuticals, Inc., or Somaxon, Pernix Ireland Limited and Pernix Ireland Pain Limited. Transactions between and among the Company and its consolidated subsidiaries are eliminated.

Fair Value of Financial Instruments

A financial instrument is defined as cash equivalent, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company's financial instruments consist primarily of cash equivalents (including our Regions Trust Account, which invests in short-term securities consisting of sweep accounts, money market accounts and money market mutual funds), notes receivable, and our credit facility. The carrying values of these assets and liabilities approximate their fair value due to their short-term nature.

Significant Customers

The Company's customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company's customers that individually comprised greater than 10% of total gross product sales for the three and six months ended June 30, 2015 and 2014, or 10% of total accounts receivable as of June 30, 2015 and December 31, 2014.

Gross Product Sales:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

McKesson Corporation	37%	40%	41%	38%
AmerisourceBergen Drug Corporation	29%	25%	24%	30%
Cardinal Health, Inc.	27%	21%	28%	19%
Total	93%	86%	93%	87%

Accounts Receivable:
	June 30,	December 31,
	2015	2014
McKesson Corporation	41%	29%
AmerisourceBergen Drug Corporation	24%	42%
Cardinal Health, Inc.	28%	18%
Total	93%	89%

Cost of Product Sales

In connection with the acquisitions of Cypress and Somaxon, the Company adjusted the predecessor cost basis, increasing inventory to fair value as required by Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures.  As a result, the Company recorded adjustments to increase the inventory to fair value in the amount of $8.6 million and $695,000 at the time of acquisition for Cypress and Somaxon, respectively.  For the three months ended June 30, 2015 and 2014, $0 and $774,000 of the increase in the basis of the inventory was amortized and included in cost of product sales. For the six months ended June 30, 2015 and 2014, $97,000 and $2.4 million, of the increase in the basis of the inventory was amortized and included in cost of product sales, as the inventory was subsequently sold. The balance remaining of the increase in the basis of the inventory acquired was $0 as of June 30, 2015.

Note 2. Earnings per Share

Basic net income (loss) per common share is the amount of income (loss) for the period divided by the weighted average shares of common stock outstanding during the reporting period. Diluted income (loss) per common share is the amount of income (loss) for the period plus interest expense on convertible debt divided by the sum of weighted average shares of common stock outstanding during the reporting period and weighted average shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares.

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(32,235)	$(6,234)	$(55,909)	$(15,776)

Denominator:
Weighted-average common shares, basic	52,399	37,828	45,481	37,551
Dilutive effective of stock options	-	-	-	-
Weighted-average common shares, diluted	52,399	37,828	45,481	37,551

Net loss per share, basic and diluted	$(0.62)	$(0.16)	$(1.23)	$(0.42)

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
4.25% Convertible Notes	8,594	-	4,383	-
8.00% Convertible Notes	4,365	18,056	11,073	18,056
Stock options and restricted stock	1,524	-	1,804	-
Warrants	136	-	176	-
Total potential dilutive effect	14,619	18,056	17,436	18,056

Note 3. Fair Value Measurement

The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2- Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3- Inputs are unobservable and reflect the Company's assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available.

Summary of Assets Recorded at Fair Value

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets that are required to be measured at fair value as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Money market fund and trust cash sweep investments (1)	$45,208	$-	$-	$45,208
Total assets	$45,208	$-	$-	$45,208

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market fund and trust cash sweep investments (1)	$26,297	$-	$-	$26,297
Total assets	$26,297	$-	$-	$26,297

(1)	The Company's money market and trust cash sweep investments are included in cash and cash equivalents within the Condensed Consolidated Balance Sheet.

The Company's cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third-party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third-party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of June 30, 2015 or December 31, 2014.

As of June 30, 2015 and December 31, 2014, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three or six months ended June 30, 2015 and 2014.

The carrying amounts reflected in the condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of June 30, 2015		As of December 31, 2014
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
4.25% Convertible Notes	$96,736	$102,136	$-	$-
Derivative liability	19,777	19,777	-	-
8.00% Convertible Notes	-	-	129,320	65,000
Contingent consideration	29,327	29,327	-	-
Treximet Notes	182,332	220,000	167,114	220,000
Total	$328,172	$371,240	$296,434	$285,000

The fair values of the Company's liabilities were estimated using the following methodologies. Within the hierarchy of fair value measurements, these are Level 3 fair values.

Convertible Notes

The fair values of the Convertible notes were estimated using the (i) terms of the convertible notes; (ii) rights, preferences, privileges, and restrictions of the underlying security; (iii) time until any restriction(s) are released; (iv) fundamental financial and other characteristics of the Company; (v) trading characteristics of the underlying security (exchange, volume, price, and volatility); (vi) valuation of derivative liability; and (vii) precedent sale transactions.

Derivative Liability

The fair value of the derivative liability was determined using a "with and without" scenario. Under this methodology, valuations are performed on the convertible note inclusive of all terms as well as for a convertible note that has identical terms and features but excluding the conversion option. The difference between the two valuations is equal to the fair value of the conversion option.

Contingent Consideration

The fair value of contingent consideration is based on two components - The Regulatory milestone and the Commercial milestone.

For the Regulatory milestone, the expected Regulatory Earn out payment was discounted taking into account (a) the Company's cost of debt, (b) the expected timing of the payment and (c) subordinate nature of the Earn out obligation.

The fair value of the Commercial milestone was determined using a Monte Carlo simulation. This simulation assumed a risk-neutral framework, whereby future net revenue was simulated over the earn out period using Geometric Brownian Motion. For each simulation path, the earn out payments were calculated based on the achievement of the Revenue Milestone and then were discounted to the Valuation Date.

Treximet Notes

The fair values of the Company's Treximet notes were estimated using a discounted cash flow model.

Note 4. Inventory

Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$1,399	$417
Packaging materials	41	82
Work-in-process	823	-
Finshed goods	9,744	12,200
Inventory, gross	12,007	12,699
Reserve for obsolescence	(2,942)	(2,220)
Inventory, net	$9,065	$10,479

An increase in the basis of inventory related to the acquisitions of Cypress and Somaxon are included in the balances above as of June 30, 2015 and December 31, 2014. The increase included in raw materials was $0 and $97,000 as of June 30, 2015 and December 31, 2014, respectively.

Note 5. Disposal of PML

On March 31, 2014, the Company entered into a definitive agreement to divest its manufacturing operations, PML, to Woodfield Pharmaceutical LLC.  Accordingly, during the three months ended March 31, 2014, the Company adjusted PML's net assets to fair value and, as a result, recorded the assets as held for sale, net of an impairment charge of approximately $6.5 million.  The Company closed on the sale of PML on April 21, 2014.  The Company received approximately $1.2 million in proceeds, net of the assumed mortgage and working capital liabilities at closing.  The entire PML operation and the mortgage was assumed by the acquirer.  The Company recorded an additional loss on the sale of approximately $202,000 at closing.  The Company does not believe the disposal of PML qualifies as discontinued operations as the manufacturing facility was not a major line of business and was not a significant component of the Company's financial results during our period of ownership.

Note 6. Intangible Assets and Goodwill

Intangible assets consist of the following (in thousands):

		As of June 30, 2015
	Weighted	Gross Carrying	Accumulated	Net Carrying
	Average Life	Amount	Amortization	Amount
Unamortized intangible assets:
Trademark rights	Indefinite	$400	$-	$400
In-process research and development	Indefinite	79,900	-	79,900
Total unamortized intangible assets		80,300	-	80,300

Amortized intangible assets:
Patents	11.0 years	500	(379)	121
Brand	8.0 years	3,887	(2,551)	1,336
Product licenses	11.0 years	17,581	(4,906)	12,675
Non-compete and supplier contracts	5.3 years	5,194	(4,792)	402
Acquired developed technologies	4.3 years	360,226	(73,183)	287,043
Total amortized intangible assets		387,388	(85,811)	301,577

Total intangible assets		$467,688	$(85,811)	$381,877

		As of December 31, 2014
	Weighted	Gross Carrying	Accumulated	Net Carrying
	Average Life	Amount	Amortization	Amount
Unamortized intangible assets:
Trademark rights	Indefinite	$400	$-	$400
In-process research and development	Indefinite	48,300	-	48,300
Total unamortized intangible assets		48,700	-	48,700

Amortized intangible assets:
Patents	11.0 years	500	(355)	145
Brand	8.0 years	3,887	(2,308)	1,579
Product licenses	11.0 years	17,581	(4,058)	13,523
Non-compete and supplier contracts	5.3 years	5,194	(4,342)	852
Acquired developed technologies	4.4 years	269,826	(34,136)	235,690
Total amortized intangible assets		296,988	(45,199)	251,789

Total intangible assets		$345,688	$(45,199)	$300,489

As of June 30, 2015, the weighted average life for our definite-lived intangible assets in total was approximately 4.69 years.

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows (in thousands):

2015 (July - December)	$48,343
2016	95,880
2017	94,214
2018	28,585
2019	17,778
Thereafter	16,777
Total	$301,577

Amortization expense was $22.2 million and $40.6 million for the three and six months ended June 30, 2015, respectively. Amortization expense was $1.9 million and $4.0 million for the three and six months ended June 30, 2014, respectively.

Note 7. Accrued Allowances

Accrued allowances consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued returns allowance	$8,579	$9,691
Accrued price adjustments	39,030	32,945
Accrued government program rebates	4,589	9,968
Total	$52,198	$52,604

Note 8. Debt and Lines of Credit

Debt consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
Midcap Credit Facility	$7,941	$7,345
4.25% Convertible Notes	102,136	-
8.00% Convertible Notes	-	65,000
Treximet Notes	220,000	220,000
Total outstanding debt	330,077	292,345
Less current portion	17,954	7,345
Long term debt outstanding	$312,123	$285,000

Credit Facility - MidCap Funding V, LLC

On February 21, 2014, in connection with the February 2014 Convertible Notes offering discussed below, the Company entered into Amendment No. 1 to the Amended and Restated Credit Agreement (the "Amendment" and together with the Amended and Restated Credit Agreement, as amended by the Amendment, the "Amended Credit Agreement") with MidCap Funding IV, LLC, as Agent and as a lender ("MidCap"), and the other lenders from time to time parties thereto. In addition to allowing for the note issuance, the Amendment provides for the addition of a $20.0 million uncommitted accordion feature to the lenders' existing $20.0 million revolving loan commitment. Pursuant to the Amendment, MidCap and the other lenders released their liens on certain Company assets. The obligations under the Amended Credit Agreement are secured by a first priority security interest in the Company's accounts, inventory, deposit accounts, securities accounts, securities entitlements, permits and cash. On April 23, 2014, the Company entered into Amendment No. 2 to the Amended and Restated Credit Agreement with MidCap to increase the letter of credit sublimit from $0 to $750,000. On August 19, 2014, the Company, MidCap, and certain subsidiaries of the Company entered into Amendment No. 3 to the Amended and Restated Credit Agreement dated as of May 8, 2013 to permit the Company to consummate the purchase of the Treximet assets from GSK.

The covenants contained in the Amended Credit Agreement required the Company to maintain a minimum amount of earnings before interest, tax, depreciation and amortization ("EBITDA") and net invoiced revenues unless the Company demonstrated minimum liquidity of at least $30.0 million through June 30, 2014. This was revised and not required with Amendment No. 3. Beginning with the calendar month ending March 31, 2015, the Company is required to meet a minimum fixed charge coverage ratio ("FCCR"). The FCCR test of 1.0x beginning on the calendar month ending March 31, 2015 is based on the trailing three months ending March 31, 2015. The Defined Period for the FCCR test of 1.0x will then build monthly until it reaches a trailing twelve-month Defined Period beginning on December 31, 2015 through maturity. The Amended Credit Agreement also continues to include customary covenants for a secured credit facility, which include, among other things, (a) restrictions on (i) the incurrence of indebtedness, (ii) the creation of or existence of liens, (iii) the incurrence or existence of contingent obligations, (iv) making certain dividends or other distributions, (v) certain consolidations, mergers or sales of assets and (vi) purchases of assets, investments and acquisitions; and (b) requirements to deliver financial statements, reports and notices to the agent and the other lenders, provided that, the restrictions described in (a)(i)-(vi) above are subject to certain exceptions and permissions limited in scope and dollar value. The Amended Credit Agreement also contains customary representations and warranties and event of default provisions for a secured credit facility.

The loans under this facility bear interest at a rate equal to the sum of the LIBOR (with a floor of 1.5%) plus an applicable margin of 7.50% per annum (9% at June 30, 2015). The expiration date of the agreement has been extended to February 21, 2017. Amounts outstanding under this agreement are recorded on the balance sheet as current debt as of June 30, 2015 and December 31, 2014.

8.00% Convertible Notes

On April 16, 2015, the Company entered into an agreement (the "Inducement Agreement") with all of the holders of its 8.00% Convertible Senior Notes due 2019 (the "8.00% Convertible Notes") representing $65 million aggregate principal amount of the 2019 notes, pursuant to which such holders agreed to the removal of substantially all of the material restrictive covenants in the indenture governing the 2019 notes and to convert their notes in accordance with the provisions of such indenture in exchange for an aggregate of 2,338,129 shares of the Company's common stock (the "Inducement Shares").  The Company recorded $19.5 million as cost of inducement expense in the three and six months ended June 30, 2015. The issuance of the Inducement Shares was be made pursuant to an exemption from the registration requirements of the Securities Act contained in Section 4(a)(2). Each of the holders entering into the Inducement Agreement agreed not to sell the shares of our common stock to be issued to it upon conversion of the 2019 notes for 145 days (the "lock-up period") subject to exceptions, including in connection with settling existing short positions with respect to the 2019 notes and underwritten public offerings pursuant to existing registration rights with respect to such shares of our common stock. In addition, such holders are permitted to dispose of up to 80 percent of such shares of our common stock remaining after settling existing short positions prior to the end of the lock-up period in specified intervals.

During the three months ended June 30, 2015, the holders of the 8.00% Convertible Notes converted the outstanding notes at a conversion price of $3.60 per share. The Company issued 18.1 million shares pursuant to this conversion and retired the $65.0 million of the outstanding 8.00% Convertible Notes.

Interest expense was $302,000 and $1.6 million for the three months and six months ended June 30, 2015, respectively and $1.3 million and $1.9 million for the three months and six months ended June 30, 2014, respectively related to the 8.00% Convertible Notes. As of June 30, 2015 and December 31, 2014, the Company had outstanding borrowings of $0 and $65.0 million related to the 8.00% Convertible Notes, respectively. Accrued interest on the 8.00% Convertible Notes was approximately $0 and $231,000 as of June 30, 2015 and December 31, 2014, respectively. Interest expense of $547,000 that accrued during the three months ended June 30, 2015 was forfeited and recorded in additional paid-in capital. During the three and six months ended June 30, 2015 the Company recorded the remaining $5.4 million unamortized deferred financing costs related to the 8.00% Convertible Notes in additional paid-in capital.

4.25% Convertible Notes

On April 22, 2015, the Company issued $130.0 million aggregate principal amount 4.25% Convertible Senior Notes (the "4.25% Convertible Notes"). The 4.25% Convertible Notes mature on April 1, 2021, unless earlier converted, redeemed or repurchased.  The Company received net proceeds from the sale of the 4.25% Convertible Notes of $125.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Interest on the 4.25% Convertible Notes is payable on April 1 and October 1 of each year, beginning October 1, 2015. The discounted note balance of $102.1 million is recorded as long-term debt on the balance sheet as of June 30, 2015.

The 4.25% Convertible Notes are governed by the terms of an indenture (the "Indenture"), between the Company and Wilmington Trust, National Association (the "Trustee"), each of which were entered into on April 22, 2015.

The Company may not redeem the 4.25% Convertible Notes prior to April 6, 2019. However, the holders may convert their 4.25% Convertible Notes at any time prior to the close of business on the business day immediately preceding January 1, 2021 only under certain circumstances. Upon conversion, the Company will deliver a number of shares of the Company's common stock equal to the conversion rate in effect on the conversion date. The initial conversion rate will be 87.2030 shares of the Company's common stock for each $1,000 principal amount of the 4.25% Convertible Notes, which represents an initial conversion price of approximately $11.47 per share. Following certain corporate transactions that can occur on or prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 4.25% Convertible Notes in connection with such a corporate transaction. In addition to the holder option to convert, the 4.25% Convertible Notes may be redeemed upon the occurrence of certain events. The Company incurred debt issuance costs of approximately $5.0 million, which have been deferred and which are being amortized over a six-year period, unless earlier converted, in which case the unamortized costs are recorded in additional paid-in capital. The effective interest rate on the 4.25% Convertible Notes, including debt issuance costs and bifurcated conversion option derivative (discussed below), is 9.7%.

The Company is required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging, the Company recorded the bifurcated conversion option valued at $28.5 million as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the consolidated statement of operations for each reporting period, while the discount created on the 4.25% Convertible Notes is accreted as interest expense over the life of the debt. If the Company obtains shareholder approval to remove the contractual limit on number of shares that may be delivered to settle the conversion of the 4.25% Convertible Notes, the conversion feature may meet an exception from derivative accounting and no longer require separate accounting as a bifurcated derivative. As the conversion feature is accounted for as a bifurcated derivative liability, the Company was not required to consider whether the cash conversion or beneficial conversion guidance contained in ASC 470-20, Debt with Conversion and Other Options, is applicable to the 4.25% Convertible Notes.

In addition to the bifurcated conversion feature, there were two other features that require bifurcation but contain de minimis value. Although the probability was considered remote, at the time of the transaction, that (1) additional interest would be incurred for failure to file financial statements timely or (2) the 4.25% Convertible Notes would be redeemed by the Company following the failure of the Zohydro ER acquisition to close prior to July 8, 2015, the Company will continue to monitor these features for changes in value.

Interest expense was $1.0 million for the three months and six months ended June 30, 2015, respectively related to the 4.25% Convertible Notes. Accrued interest on the 4.25% Convertible Notes was approximately $1.0 million and $0 as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company had outstanding borrowings of $130.0 million and $0 related to the 4.25% Convertible Notes, respectively.

Treximet Note Offering

On August 19, 2014, the Company issued $220.0 million aggregate principal amount of its 12% Senior Secured Notes due 2020 (the "Treximet Notes") pursuant to an Indenture (the "August 2014 Indenture") dated as of August 19, 2014 among the Company, certain of its subsidiaries (the "Guarantors") and U.S. Bank National Association (the "August 2014 Trustee"), as trustee and collateral agent. As of June 30, 2015 and December 31, 2014, the Company classified $10.0 million and $0, respectively, of the Treximet Notes as current based on contractual amounts due as of June 30, 2015 and December 31, 2014.

The Treximet Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year (each, a "Payment Date"), beginning on February 1, 2015. On each Payment Date, commencing August 1, 2015, the Company will pay an installment of principal of the Treximet Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Notes on such Payment Date).

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

The Company may redeem the Treximet Notes at its option, in whole at any time or in part from time to time, on any business day, on not less than 30 days' nor more than 60 days prior notice provided to each holder's registered address. If such redemption is prior to August 1, 2015, the redemption price is equal to the greater of (i) the principal amount of the Treximet Notes being redeemed and (ii) the present value, discounted at the applicable treasury rate of the principal amount of the Treximet Notes being redeemed plus 1.00%, of such principal payment amounts and interest at the rate per annum shown above on the outstanding principal balance of the Treximet Notes being redeemed assuming the principal balances are amortized at the times and in the assumed amounts set forth on Schedule A to the August 2014 Indenture. If such redemption occurs (i) on or after August 1, 2015 and prior to August 1, 2016, the redemption price will equal 106% of the outstanding principal amount of August Notes being redeemed plus accrued and unpaid interest thereon, (ii) on or after August 1, 2016 and prior to August 1, 2017, the redemption price will equal 103% of the outstanding principal amount of the August Notes being redeemed plus accrued and unpaid interest thereon and (iii) on or after August 1, 2017, the redemption price will equal 100% of the outstanding principal amount of the Treximet Notes being redeemed plus accrued and unpaid interest thereon.

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

On August 19, 2014, the Company entered into the First Supplemental Indenture to the February 2014 Indenture for the Company's 8.00% Convertible Notes due 2019 (the "First Supplemental Indenture") to permit the Company to consummate the purchase of the Treximet assets from GSK and to issue the Treximet Notes. On August 19, 2014, the Company also entered into the Second Supplemental Indenture to the February 2014 Indenture for the Company's 8.00% Convertible Notes due 2019 (the "Second Supplemental Indenture") to add Pernix Ireland Limited, a wholly owned subsidiary of the Company, as a guarantor.

Interest expense related to the Treximet Notes was $6.6 million and $13.2 million, for the three and six months ended June 30, 2015, respectively, and $0 for the three and six months ended June 30, 2014. Accrued interest on the Treximet Notes was approximately $11.0 million and $9.8 million as of June 30, 2015 and December 31, 2014, respectively. The Company has debt issuance costs of $6.7 million, which are being amortized using the effective interest method and are recorded on the balance sheet in Prepaid and Other Current Assets ($1.3 million) and Other Long-Term Assets ($5.4 million).

On April 13, 2015, the Company furnished to the holders of the Treximet Notes a Consent Solicitation Statement (the "Consent Solicitation").  The Consent Solicitation sought the consent of the holders of a majority of the principal amount of the Treximet Notes to amend the Indenture, dated August 19, 2014 (the "Indenture"), among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, that governs the Notes to allow the Company to, among other things, incur up to $42.2 million of additional debt (the "Indenture Amendments") in exchange for a consent fee in cash equal to 1% of the principal amount of consenting Notes (the "Consent Fees"). Through April 28, 2015, the Company received consent to the Indenture Amendments from holders representing approximately 98% of the principal amount of the Notes, and subsequently paid the holders approximately $2.2 million during the three and six months ended June 30, 2015.

The following table represents the future maturity schedule of the outstanding debt and line of credit (in thousands):

2015	$17,954
2016	-
2017	-
2018	-
2019	-
Thereafter	339,987
Total maturities	$357,941

Note 9. Stockholders' Equity

Capital Stock

In April 2015, the Company issued 1,682,086 shares of Common stock for approximately $11.9 million in connection with the acquisition of Zohydro ER, see note 13, Business Combination.

In April 2015, the Company issued 2,338,129 shares of Common stock for approximately $19.5 million for the inducement and 18,055,556 shares for $65.0 million in connection with the conversion of the outstanding 8.00% Convertible Notes, see note 8, Debt and Lines of Credit.

Warrants

In March 2015, Pozen exercised all 500,000 of their warrants in a cashless exercise for which 315,835 shares were issued. In February 2015, Frontline exercised 222,631 of their 500,000 warrants in a cashless exercise for which 133,257 shares were issued. There are 277,369 warrants remaining for Frontline. As of June 30, 2015, the Company assumed approximately 464,564 outstanding warrants in connection with the acquisition of Somaxon in March 2013.

Stock Option Plans

In June 2015, the Company's shareholders approved the 2015 Omnibus Incentive Plan (the "2015 Plan"). The maximum number of shares that can be offered under this plan is 7.0 million. Incentives may be granted under the 2015 Plan to eligible participants in the form of (a) incentive stock options, (b) non-qualified stock options, (c) restricted shares, (d) restricted stock units, (e) share appreciation rights and (f) other share-based awards. Incentive grants under the 2015 Plan generally vest based on four years of continuous service and have 10-year contractual terms.

Stock-Based Compensation

Stock-based compensation expense is recognized, net of an estimated forfeiture rate, on a straight-line basis over the requisite service period, which is the vesting period.

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by the Company's stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company's expected stock price volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends.

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing mode were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average expected
stock price volatility	73.2%	75.5%	73.3%	74.5%
Estimated dividend yield	-%	-%	-%	-%
Risk-free interest rate	1.6%	2.0%	1.6%	1.9%
Expected life of option (in years)	6.3	6.3	6.3	6.2
Weighted average grant date
fair value per option	$5.16	$4.59	$5.59	$2.74

The expected stock price volatility for the stock options is based on historical volatility of the Company's stock. The Company has not paid and does not anticipate paying cash dividends; therefore, the expected dividend rate is assumed to be 0%. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The expected life of the stock options granted was estimated based on the historical exercise patterns over the option lives.

Stock-based compensation expense was $1.2 million and $3.1 million for the three and six months ended June 30, 2015 and $740,000 and $2.5 million for the three and six months ended June 30, 2014, respectively. Stock-based compensation expense for the periods presented are included within the selling, general and administrative expenses in the consolidated statements of operations.

Stock Options

As of June 30, 2015, approximately 5.4 million options are outstanding that have been issued to current officers and employees under the Company's 2007 Stock Option Plan and the 2009 Plan. As of June 30, 2015, there was approximately $12.8 million of total unrecognized compensation cost related to non-vested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 3.3 years.

The following table shows the option activity, described above, during the six months ended June 30, 2015 (share and intrinsic values in thousands):

			Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Shares	Price	years	Value
Options Outstanding at December 31, 2014	4,551	$5.35
Granted	1,088	8.49
Exercised	(39)	3.92		$211
Cancelled	(208)	8.68
Expired	-	-
Options outstanding at June 30, 2015	5,392	$5.86	8.9	$7,227
Options vested and expected to
vest as of June 30, 2015	4,578	5.80	8.8	$6,293
Options vested and exercisable as of June 30, 2015	1,044	$4.85	8.0	$1,910

Restricted Stock

The following table shows the Company's non-vested restricted stock activity during the six months ended June 30, 2015 (share and intrinsic values in thousands):

		Weighted Average	Aggregate
		Grant Date Fair	Intrinsic
	Shares	Value	Value
Non-vested restricted stock outstanding at December 31, 2014	140	$4.52
Granted	-	-
Vested	(56)	6.09	$539
Forfeited	(19)	3.16
Non-vested restricted stock outstanding at June 30, 2015	65	$3.56

As of June 30, 2015, there was approximately $0 of total unrecognized compensation cost related to non-vested restricted stock issued to employees and directors of the Company due to the acceleration of restricted stock expense related to the restructuring during the six months ended June 30, 2015.

Note 10. Income Taxes

The Company's income tax benefit was $3.6 million and $3.7 million for the three months ended June 30, 2015 and 2014, respectively and $8.2 million and $9.6 million for the six months ended June 30, 2015 and 2014, respectively. The Company's effective tax rate was 12.7% for the six months ended June 30, 2015, compared to an estimated annual effective rate of 18.2%. The difference between the estimated annual rate and the June 30, 2015 effective tax rate is primarily due to expenses recorded for financial reporting purposes that were treated as nondeductible and discrete for the three months ended June 30, 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Our deferred tax assets are comprised primarily of US federal net operating losses and accruals. A substantial portion of the deferred tax liability at June 30, 2015 relates to the difference between the financial statement and tax basis of the intangibles acquired in the Cypress acquisition. The deferred tax liability related to these Cypress intangibles is reduced on an annual basis by the financial statement amortization of such intangibles.

Income tax returns subject to review by taxing authorities include 2010, 2011, 2012 and 2013.

Note 11. Commitments and Contingencies

Legal Proceedings

The Company is subject to various claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material effect on the Company's financial position or results of operations.

Other Commitments and Contingencies

In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor.  As of June 30, 2015, remaining payment obligations owed to Somaxon under these settlement agreements are $2.3 million, payable in equal annual installments of $250,000 through 2019, and equal installments of $500,000 through 2017.

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

GSK has claimed that the Company owes GSK damages relating to an alleged breach by the Company of a covenant contained in the Asset Purchase and Sale Agreement dated as of May 13, 2014 by and among GSK and its affiliates and the Company pertaining to a pre-existing customer agreement. The Company and GSK have entered into an Interim Settlement Agreement under which the Company will continue to make payments to GSK and escrow additional funds and the parties will submit the dispute to binding arbitration. The Company has paid to GSK approximately $7.4 million through July 31, 2015 and intends to deposit an additional approximately $4.4 million into an escrow account on account of the settlement of disputed amounts. The amounts paid by the Company to GSK and escrowed represent approximately 57% of the amounts GSK claims are owed to them as a result of the Company's alleged breach. The amounts paid and to be escrowed by the Company for 2015 GSK claims are consistent with the amounts accrued by the Company for managed care rebates and fees during the three and six months ended June 30, 2015. While the Company intends to vigorously contest GSK's allegations that its damages are a result of the Company's breach and that they are compensable under the Asset Purchase and Sale Agreement or otherwise, any material liability resulting from this claim could negatively impact the Company's financial results.

Note 12. Restructuring

On March 16, 2015, the Company decided to institute an initiative to restructure operations and shut down the Charleston, South Carolina site. This step was done to consolidate operations within the Company's headquarters located in Morristown, New Jersey.

The restructuring expenses during the three and six months ended June 30, 2015 was a reduction of $108,000 and a charge of $1.2 million, respectively. The charge during the six months ended June 30, 2015 was comprised of $545,000 in severance related cash expenses, and $653,000 for the modification and accelerated vesting of options and awards under existing employee agreements. Associated severance payments are anticipated to be paid by December 31, 2015.

A summary of accrued restructuring costs, included as a component of accounts payable and accrued expenses on the condensed consolidated balance sheet, is as follows (in thousands):

	December 31, 2014	Charges	Cash	Non-cash	June 30, 2015
Restructuring Costs	$-	$1,197	$(28)	$(653)	$516

Note 13. Business Combination

Consideration paid by the Company for the business it purchased is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recorded as goodwill.

Zohydro ER® Acquisition

On April 24, 2015, Pernix completed the acquisition of the pharmaceutical product line, Zohydro ER®, including an abuse-deterrent pipeline and all related intellectual property, and a specified quantity of inventory associated therewith, from Zogenix, Inc. ("Zogenix"). There were no other tangible or intangible assets acquired and liabilities assumed related to the Zohydro ER® product line from Zogenix. The total purchase price consisted of an upfront cash payment of $80.0 million including a deposit of $10.0 million in an escrow fund, stock consideration of $11.9 million issued in common stock of Pernix, $927,000 for specified quantity of inventory, and regulatory and commercial milestones of up to $283.5 million including a $12.5 million milestone payment upon approval of ZX007 abuse-deterrent extended-release hydrocodone tablet and up to $271.0 million in potential sales milestones if the Zohydro ER® product line achieve certain agreed-upon net sales targets.

Zohydro ER® is an extended-release form of hydrocodone indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Zohydro ER® does not contain acetaminophen, unlike many immediate-release hydrocodone products, such as Vicodin and Lortab, reducing the risk for potential liver toxicity due to overexposure of acetaminophen. The active ingredient, hydrocodone, is the most commonly prescribed opioid in the U.S., with over 114 million prescriptions in 2014. The FDA approved the NDA for Zohydro ER® in October 2013 and the product was launched in March 2014.

The Zohydro ER® product line acquisition was accounted for as a business combination in accordance with Accounting Standards Codification ("ASC") No. 805 "Business Combinations" ("ASC 805") which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price allocation is preliminary with respect to taxes and certain accruals and includes the use of estimates based on information that was available to management at the time these unaudited condensed consolidated financial statements were prepared. The Company believes the estimates used are reasonable and the significant effects of the Zohydro ER® acquisition are properly reflected. However, the estimates are subject to change as additional information becomes available and is assessed by the Company.

The following table summarizes the consideration paid to acquire Zohydro ER® and the estimated values of assets acquired and liabilities assumed in the accompanying unaudited condensed consolidated balance sheet based on their fair values on April 24, 2015 (in thousands):

Purchase price:
Cash consideration paid to Zogenix	$70,000
Escrow fund deposited at the time of closing (i)	10,000
Purchased product inventory (ii)	927
Common stock issued (iii)	11,926
Fair value of contingent consideration payable to Zogenix (iv)	29,327
Total purchase price	$122,180

Estimated fair value of assets acquired:
Intangible assets (v):
Zohydro - Developed technology	$67,400
IPR&D	54,600
Amount attributable to assets acquired	$122,000
Goodwill (vi)	$180

(i)

In accordance with the asset purchase agreement, the Company has deposited $10.0 million in an escrow fund to be held for a period of 12 months from the closing date as a security to pay, or be applied against, any losses incurred by the Company that are subject to the general representations, warranties and indemnification obligations of Zogenix. The Company is considered to be the legal and tax owner of the fund until the expiration of the escrow period of 12 months. Accordingly, the amount of $10 million in the escrow fund is recognized as restricted cash and consideration payable to Zogenix. Restricted cash is presented separately under current assets while the consideration payable is included in current liabilities.

(ii)

Under the asset purchase agreement, the Company purchased a specified quantity of Generation 1 version of Zohydro ER® product line from Zogenix on the closing date for $927,000. Shortly before the closing date, Generation 2 version of Zohydro ER® with Beadtek was approved by FDA and was announced by the Company to be launced in immediate future. This announcement for launch of Zohydro ER® with Beadtek made the Generation 1 version of Zohydro ER® obsolete and unsellable in the market. As a result, the fair value of the Generation 1 product inventory acquired from Zogenix has been estimated to be de-minimis on the closing date.

(iii)

Under the asset purchase agreement, the number of common shares issued to Zogenix equaled $20 million divided by closing price of common stock on a trading day immediately preceding the purchase agreement date. The closing price of common stock of Pernix on March 9, 2015 (i.e. trading day immediately preceding the purchase agreement date) was $11.89. Accordingly, Pernix issued 1,682,086 shares of common stock to to Zogenix ($20 million/$11.89 per share).

The common stock issued by the Company is measured at fair value at the closing date (i.e. April 24, 2015) in accordance with the measurement guidance in ASC 805. The closing price of common stock of the Company on closing date was $7.09 and accordingly the fair value of common stock issued by the Company on the closing date was determined to be $11.9 million. $16,820 representing the par value of 1,682,086 shares at $0.01 per share was recorded in common stock and the remaining amount of $11.9 million was recorded in Additional paid-in-capital.

(iv)

Contingent consideration includes (a) $12.5 million milestone payment payable upon approval of ZX007 abuse-deterrent extended-release hydrocodone tablet, and (b) up to $271 million payable if the Zohydro ER® product line achieves certain agreed-upon net sales targets. Each type of contingent consideration has been recognized as a separate unit of account. In accordance with the provisions of ASC 805-30-25-5, each unit of contingent consideration is recognized at the acquisition date fair value. The acquisition date fair value of the contingent consideration linked to FDA approval is $10.3 million and the fair value of the contingent consideration linked to achievement of net sales target is $19.0 million. The total contingent consideration of $29.3 million is classified in other long-term liabilities. Such fair values are determined based on probabilistic model with weights assigned on likelihood of the Company achieving the sales target in future. Each unit of contingent consideration is classified as a liability in the balance sheet and would be subsequently measured at fair value on each reporting date. Any change in fair values between the reporting dates would be recognized in the consolidated statement of operations.

(v)

As of the effective time of the acquisition, identifiable intangible assets are required to be measured at fair value and these acquired assets could include assets that are not intended to be used or sold or that are intended to be used in a manner other than their highest and best use. For purposes of these consolidated financial statements, it is assumed that all assets will be used in a manner that represents the highest and best of those assets, but it is not assumed that any market synergies will be achieved.

The fair value of identifiable assets is determined primarily using the "income method," which starts with a forecast of all expected future cash flows. Some of the more significant assumptions inherent in the development of intangible asset values, from the perspective of a market participant, include: the amount and timing of projected future cash flows (including net revenue, cost of product sales, research and development costs, sales and marketing expenses, income tax expense, capital expenditures and working capital requirements) as well as estimated contributory asset charges; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset's life cycle and the competitive trends impacting the asset, among other factors.

The consolidated financial statements include estimated identifiable intangible assets representing core technology intangibles valued at $67.4 million, and in-process research and development ("IPR&D") intangibles valued at $54.6 million. The core technology intangible assets represent developed technology of products approved for sales in the market, which we refer to as marketed products, and have a finite useful lives. They are amortized on a straight-line basis over a weighted average of 7 years. These estimates will be adjusted accordingly if the final identifiable intangible asset valuation generates results, including corresponding useful lives and related amortization methods, which differ from the pro forma estimates, or if the above scope of intangible assets is modified. The IPR&D are considered indefinite-lived intangible assets until the completion of abandonment of the associated research and development efforts. Accordingly, during the development period, these assets are not amortized but subject to an annual impairment review. The final valuation is expected to be completed within 12 months from the completion of the acquisition.

(vi)

Goodwill is calculated as the difference between the acquisition date fair value of the consideration expected to be transferred and the values assigned to the assets acquired. Goodwill is not amortized but tested for impairment on an annual basis or when indications for impairment exist.

Pro forma Impact of Acquisition

The following pro forma combined results of operations are provided for the three months and six months ended June 30, 2015 and 2014, as though the Zohydro ER® acquisition had been completed as of January 1, 2014. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Zohydro ER® acquisition or any estimated costs that will be incurred to integrate Zohydro ER® product line. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue	$50,943	$19,807	$89,838	$39,143
Net loss	$(35,011)	$(24,077)	$(75,571)	$(53,504)
Pro forma net loss per common share:
Basic	$(0.67)	$(0.64)	$(1.66)	$(1.42)
Diluted	$(0.67)	$(0.64)	$(1.66)	$(1.42)

The Company's historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Zohydro ER® acquisition and factually supportable. The unaudited pro forma consolidated results include historical revenues and expenses of assets acquired in the acquisition with the following adjustments:

  Adjustment to recognize incremental amortization expense based on the fair value of intangibles acquired;
  Adjustment to recognize incremental interest expense and amortization of debt issuance costs for debt issued in connection with the acquisition
  Eliminate transaction costs and non-recurring charges directly related to the acquisition that were included in the historical results of operations for Pernix
  Adjustment to recognize pro forma income tax based on income tax benefit on the amortization of intangible asset at the statutory tax rate of Ireland (12.50%), and the income tax benefit on the interest expense at the statutory tax rate of the United States (37.21%).

For the three months and six months ended June 30, 2015, the Company has recognized revenue and net loss for Zohydro ER® subsequent to the closing of April 24, 2015 in the amount of $4.0 million and $5.3 million respectively. Non-recurring transaction costs of $3.1 million related to the acquisition for the three months and six months ended June 30, 2015 are included in the condensed consolidated statement of operations in selling, general and administrative expenses; these non-recurring transaction costs have been excluded from the pro forma results in the above table.

Note 14. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2015	2014
Supplemental disclosures of Cash Flow Information:
Cash paid for income taxes, net	$68	$561
Cash paid for interest	14,228	2,617
Supplemental disclosures of Non-cash Investing and Financing Activities:
Conversion of 8.00% Convertible notes	60,172	-
Issuance of 1,682,086 shares to Zogenix for Zohydro acquisition	11,926	-
Acquisition of license - contract payable	-	2,500

Note 15. Recent Accounting Pronouncements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in "Part I-Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth under "Part I-Item1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014, "Part II 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015.

The discussion below contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of current or historical fact, including statements regarding our current expectations of our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities and any other statements about management's future expectations, beliefs, goals, plans or prospects, constitute forward-looking statements. We have tried to identify forward- looking statements by using words such  as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "target," "will," "would," "anticipate," "expect" or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the rate and degree of market acceptance of, and our ability and our distribution and marketing partners' ability to obtain reimbursement for, any approved products; our ability to successfully execute our sales and marketing strategy, including to continue to successfully recruit and retain sales and marketing personnel in the U.S.; our ability to obtain additional financing; our ability to maintain regulatory approvals for our products; the accuracy of our estimates regarding expenses, future revenues and capital requirements; our ability to manage our anticipated future growth; the ability of our products to compete with generic products as well as new products that may be developed by our competitors; our ability and our distribution and marketing partners' ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products; the performance of our manufacturers, over which we have limited control; our ability to obtain and maintain intellectual property protection for our products; our ability to operate our business without infringing the intellectual property rights of others; the success and timing of our clinical development efforts; the loss of key scientific or management personnel; regulatory developments in the U.S. and foreign countries; our ability to either acquire or develop and commercialize other product candidates in addition to our current products and other risks detailed above in "Part I-Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014, "Part II 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015.

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

Overview

We are a specialty pharmaceutical company focused on improving patients' lives by identifying, developing and commercializing differentiated products that address unmet medical needs. Our strategy is to continue to create shareholder value by:

  Growing sales of the existing products in our portfolio in various ways, including identifying new growth opportunities;
  Acquiring additional marketed specialty products or products close to regulatory approval to leverage our existing expertise and infrastructure; and
  Pursuing targeted development of a pipeline of post-discovery specialty product candidates.

We target underserved segments, such as central nervous system (CNS) indications, including neurology and psychiatry, as well as other specialty therapeutic areas.  We promote our core branded products to physicians through our sales force and we market our generic products through our wholly owned subsidiaries, Macoven and Cypress.

Our branded products include Treximet, a medication indicated for the acute treatment of migraine attacks, with or without aura, in adults, Silenor, a non-controlled substance and approved medication indicated for the treatment of insomnia characterized by difficulty with sleep maintenance and Zohydro ER with BeadTek, an extended-release opioid agonist indicated for the management of pain. During the third quarter of 2014, we engaged a contract sales team to promote Cedax and entered into an agreement with a third party to promote Zutripro, Rezira, and Vituz. The term of these agreements cover the cough and cold season and terminated on March 31, 2015. We also promote Khedezla, for major depressive disorder through an exclusive license agreement with Osmotica Pharmaceutical Corp. See Part I, Item 1 - Business included in our Annual Report on Form 10-K for additional information regarding our products and product candidates.

Quarterly Update

  During March 2015, through our wholly-owned subsidiary Pernix Ireland Pain Limited (f/k/a Ferrimill Limited), we entered into an asset purchase agreement, with Zogenix, Inc. ("Zogenix") pursuant to which we acquired certain assets related to the product Zohydro ER from Zogenix, including, among other things, the registered patents and trademarks, certain contracts, the new drug application and other regulatory approvals, documentation, and authorizations, the books and records, marketing materials and product data relating to Zohydro ER (collectively, the "Purchased Assets"). Upon closing of this transaction on April 24, 2015, we paid Zogenix $70.0 million in cash, deposited $10.0 million in escrow to fund potential indemnification claims for a period of 12 months following the closing and issued approximately 1.7 million shares of our common stock, with an approximate value of $20.0 million, based on the closing price of $11.89 on March 9, 2015, the trading day immediately preceding the execution date of the Asset Purchase Agreement. See Note 13, Business Combination, for additional information.
  On March 16, 2015, the Company decided to institute an initiative to restructure operations and shut down the Charleston, South Carolina site. This step was done to consolidate operations within the Company's headquarters located in Morristown, New Jersey.
  On April 22, 2015 we sold a private offering of $130.0 million aggregate principal amount of our 4.25% Convertible Senior Notes due 2021. The notes are general unsecured obligations. The interest will be paid on the notes semi-annually at a rate of 4.25% per annum and will mature on April 1, 2021, unless redeemed, repurchased or converted in accordance with their terms prior to such date. The notes have an initial conversion rate, subject to adjustment, of 87.2030 shares of our common stock per $1,000 principal amount of the notes, representing a conversion price of approximately $11.47 per share of our common stock, based on the last reported sale price of $8.34 per share of our common stock on April 16, 2015. The gross proceeds from the offering were $130.0 million. We used approximately $80.9 million of the gross proceeds from the offering to finance the cash consideration portion of the consideration necessary to consummate its previously announced acquisition of the Zohydro ER franchise, and used approximately $8.3 million to pay fees and expenses related to such acquisition and the offering, $2.2 million to pay the consent fee related to our consent solicitation of our 12.00% Treximet senior secured notes due 2020 and the remainder for working capital and other general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended
	June 30,			Increase/
	2015	2014		(Decrease)
Net revenues	$46,977	$17,382		170%
Cost of product sales	13,794	9,380		47%
Selling, general and administrative expense	24,857	13,222		88%
Research and development expense	1,470	345		326%
Loss on sale of PML (including impairment charge)	-	215		(100)%
Depreciation and amortization expense	22,326	1,969		1,034%
Restructuring costs	(108)	-	(1)	n/a
Total other expense, net	(20,476)	(2,234)		817%
Income tax benefit	(3,603)	(3,749)		(4)%

(1)   Comparison to prior period is not meaningful.

Comparison of Three Months Ended June 30, 2015 and 2014

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

The following table sets forth a summary of our net revenues for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended
	June 30,		Increase/
	2015	2014	(Decrease)
Treximet	$25,440	$-	n/a
Silenor	6,026	3,558	69%
Zohydro	3,966	-	n/a
Other	11,322	12,957	(13)%
Net product sales	46,754	16,515	183%
Manufacturing revenue	-	154	(100)%
Co-promotion and other revenue	223	713	(69)%
Total net revenues	$46,977	$17,382	170%

Net revenues increased $29.6 million or 170% during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Treximet was acquired in August 2014 with the first sale occurring on September 2, 2014.  Zohydro was acquired in April 2015 with the first sale occurring on May 4, 2015. Per unaudited financial information provided by GSK and Zogenix for proforma purposes, their net product sales of Treximet and Zohydro for the three months ended June 30, 2014 were $15.2 million and $2.4 million, respectively. Our net product sales for the three months ended June 30, 2015 were approximately $46.8 million. Silenor net sales increased by $2.5 million, or 69%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to a volume increase partially offset by revenue deductions that increased due to the increase in sales revenue. Net product sales - other decreased by $1.6 million, or 13%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Declining net product sales - other was due to (i) the discontinuation of certain less profitable products, primarily generics, and certain OTC monograph seasonal cough and cold products and (ii) the termination of certain contracts pursuant to which we marketed and distributed products for others and invoiced those sales. The decrease in net product sales - other was offset by price increases on certain products. Manufacturing revenue decreased by $154,000 during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, as we sold our manufacturing subsidiary, PML, in April 2014. Co-promotion and other revenue decreased by $490,000 during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease in co-promotion and other revenue was primarily attributable to the termination of the co-promotion agreement on Natroba.

Cost of Product Sales

Cost of product sales increased by $4.4 million, or 47%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The increase is primarily due to an increase of $4.4 million in royalty and collaboration expense mainly driven by higher Treximet sales and an increase of $1.5 million in cost of goods sold due to higher volumes partially offset by a decrease of $774,000 in the acquisition cost basis of Cypress and Somaxon inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $11.6 million, or 88%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was driven by an increase in marketing and other personnel related costs of $10.0 million, primarily focused on Treximet and Silenor products and the recently acquired Zohydro product. We also realized increases in legal fees and professional services.

Research and Development Expense

Research and Development expenses increased by $1.1 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was related to the on-going work for new formulations of Treximet and Zohydro.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $20.4 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily a result of $17.5 million of amortization related to the Treximet developed technologies acquired and $2.7 million of amortization related to the Zohydro developed technologies acquired.

Cost of Inducement

In April 2015, we entered into an agreement (the "Inducement Agreement") with all of the holders of our 8.00% Convertible Senior Notes due 2019 (the "8.00% Convertible Notes"), pursuant to which such holders agreed to the removal of substantially all of the material restrictive covenants in the indenture governing the 2019 notes and to convert their notes in accordance with the provisions of such indenture in exchange for an aggregate of 2,338,129 shares of our common stock.  The Company recorded $19.5 million as cost of inducement expense in the three months ended June 30, 2015. For further discussion, see Note 8, Debt and Lines of Credit, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Change in Fair Value of Derivative Liability

The Company is required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging, the Company recorded the bifurcated conversion option valued at $28.5 million as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the consolidated statement of operations for each reporting period. The Company recorded $8.7 million as change in fair value of derivative liability in other expense, net in the three months ended June 30, 2015. For further discussion, see Note 8, Debt and Lines of Credit, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Expense

Interest expense increased by $7.6 million, or 325%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily due to the recognition of interest expense related to our $220.0 million Treximet Notes, issued in August 2014 and $130.0 million 4.25% Convertible Notes, issued in April 2015, of $6.6 million and $1.7 million, respectively. There was also an increase of $168,000 in associated deferred financing costs due to the two aforementioned notes. The increase was partially offset by the conversion of the outstanding 8.00% Convertible Notes during the three months ended June 30, 2015 of $1.0 million.

Income Tax Provision

During the three months ended June 30, 2015, we recognized an income tax benefit of $3.6 million. Our effective rate during the three months ended June 30, 2015 from continuing operations rate was approximately 10%. During the three months ended June 30, 2014, we recognized an income tax benefit of $3.7 million. Our effective rate during the three months ended June 30, 2014 was approximately 39%. The change in the tax rate for the three months ended June 30, 2015 was primarily due to a new mix of jurisdictional earnings resulting from recent merger and acquisition activity through our subsidiary in Ireland.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,			Increase/
	2015	2014		(Decrease)
Net revenues	$80,866	$36,434		122%
Cost of product sales	24,870	19,726		26%
Selling, general and administrative expense	45,843	26,455		73%
Research and development expense	2,464	1,314		88%
Loss on sale of PML (including impairment charge)	-	6,672		(100)%
Depreciation and amortization expense	40,759	4,160		880%
Restructuring costs	1,197	-	(1)	n/a
Total other expense, net	(29,818)	(3,498)		752%
Income tax benefit	(8,176)	(9,615)		(15)%

(1)   Comparison to prior period is not meaningful.

Net Revenues

The following table sets forth a summary of our net revenues for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,		Increase/
	2015	2014	(Decrease)
Treximet	$46,426	$-	n/a
Silenor	11,028	5,402	104%
Zohydro	3,966	-	n/a
Other	18,916	28,644	(34)%
Net product sales	80,336	34,046	136%
Manufacturing revenue	-	1,025	(100)%
Co-promotion and other revenue	530	1,363	(61)%
Total net revenues	$80,866	$36,434	122%

Net revenues increased $44.4 million, or 122%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Treximet was acquired in August 2014 with the first sale occurring on September 2, 2014.  Zohydro was acquired in April 2015 with the first sale occurring on May 4, 2015. Our net product sales for the six months ended June 30, 2015 were approximately $80.3 million. Per unaudited financial information provided by GSK and Zogenix for pro forma purposes, their net product sales of Treximet and Zohydro for the six months ended June 30, 2014 were $30.3 million and $2.7 million, respectively. Silenor net sales increased by $5.6 million, or 104%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The price increase contributed 13% and a volume increase due to a new focused marketing and selling strategy contributed 81% offset by revenue deductions that increased due to the increase in sales revenue. Net product sales - other decreased by $9.7 million, or 34%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Declining net product sales - other was due to the discontinuation of certain less profitable products, primarily generics, and certain OTC monograph seasonal cough and cold products and the termination of certain contracts pursuant to which we marketed and distributed products for others and invoiced those sales. Manufacturing revenue decreased by $1.0 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, as we sold our manufacturing subsidiary, PML, in April 2014. Co-promotion and other revenue decreased by $833,000 during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in co-promotion and other revenue was primarily attributable to the termination of the co-promotion agreement on Natroba.

Cost of Product Sales

Cost of product sales increased by $5.1 million, or 26%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The increase was primarily due to an increase of $8.2 million in royalty and collaboration expense mainly driven by higher Treximet sale and an increase of $2.1 million in cost of goods sold due to higher volumes partially offset by a decrease of $2.3 million in the acquisition cost basis of Cypress and Somaxon inventory and partially offset by a decrease of $1.6 million in the allowance for obsolete, slow moving inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $19.4 million, or 73%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was driven by an increase in marketing and other personnel related costs of $17.7 million, primarily focused on our Treximet and Silenor products and the recently acquired Zohydro product. We also realized increases in legal fees and, professional services partially offset by a decrease in costs related to the employees transferred to the buyer in the sale of our manufacturing facility, PML.

Research and Development Expense

Research and Development expenses increased by $1.2 million, or 88%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was related to the on- going work for new formulations of Treximet and Zohydro.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $36.6 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily a result of $33.9 million of amortization related to the Treximet developed technologies acquired and $2.7 million of amortization related to the Zohydro developed technologies acquired.

Restructuring Costs

Restructuring increased by $1.2 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase is due to the accrued costs related to the initiative to restructure operations and shut down the Charleston, South Carolina site.

Cost of Inducement

The Company recorded $19.5 million as cost of inducement expense in the six months ended June 30, 2015. For further discussion, see Note 8, Debt and Lines of Credit, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Change in Fair Value of Derivative Liability

The Company recorded $8.7 million as change in fair value of the derivative liability in other expense, net in the six months ended June 30, 2015. For further discussion, see Note 8, Debt and Lines of Credit, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Expense, net

Interest expense, net, increased by $15.6 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily due to the recognition of interest expense related to our $220.0 million Treximet Notes, issued in August 2014 and $130.0 million 4.25% Convertible Notes, issued in April 2015, of $13.2 million and $1.7 million, respectively. There was also an increase of $648,000 in associated deferred financing costs due to the two aforementioned notes. The increase was partially offset by the conversion of the outstanding 8.00% Convertible Notes during the three months ended June 30, 2015 of $275,000.

Income Tax Provision

During the six months ended June 30, 2015, we recognized an income tax benefit of $8.2 million. Our effective rate during the six months ended June 30, 2015 from continuing operations rate was approximately 13%. During the six months ended June 30, 2014, we recognized an income tax benefit of $9.6 million. Our effective rate during the six months ended June 30, 2014 was approximately 38%. The change in the tax rate for the six months ended June 30, 2015 was primarily due to a new mix of jurisdictional earnings resulting from recent merger and acquisition activity through our subsidiary in Ireland.

Non-GAAP Financial Measures

To supplement our financial results determined by U.S. generally accepted accounting principles ("GAAP"), we have also disclosed in the tables below the following non-GAAP information: (a) adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") and (b) adjusted EBITDA per basic and diluted common share. This financial measure excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. These non-GAAP financial measures exclude depreciation and amortization, net interest, taxes, net revenue adjustments, deal expenses, share-based compensation expense, amortization of inventory step-up included in cost of product sales, loss on sale of PML (including impairment charge),severance expenses and restructuring costs (comprehensively "Adjustment Items"). In addition, from time to time in the future there may be other items that we may exclude for the purposes of our non-GAAP financial measures; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of our non-GAAP financial measures. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude amounts that management and the board of directors do not consider part of core operating results or that are non-recurring when assessing the performance of the organization. We believe that inclusion of these non-GAAP financial measures provides consistency and comparability with past reports of financial results and provides consistency in calculations by outside analysts reviewing our results. Accordingly, we believe these non-GAAP financial measures are useful to investors in allowing for greater transparency of supplemental information used by management.

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

Reconciliation of GAAP reported net loss to adjusted EBITDA and the related per share amounts are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
GAAP net loss	$(32,235)	$(6,234)	$(55,909)	$(15,776)
Adjustments:
Interest expense, net	9,679	2,234	19,021	3,498
Cost of inducement	19,500	-	19,500	-
Change in fair value of derivative liability	(8,703)	-	(8,703)	-
Depreciation and amortization	22,326	1,969	40,759	4,160
Income tax benefit	(3,603)	(3,749)	(8,176)	(9,615)
EBITDA	6,964	(5,780)	6,492	(17,733)
Net revenue adjustments (1)	(3,286)	-	(2,983)	-
Cost of product sales adjustments (2)	-	775	97	2,397
Selling, general and administrative adjustments (3)	4,376	836	7,734	2,758
Loss on sale of PML (including impairment charge)	-	215	-	6,672
Restructuring costs (4)	(108)	-	1,197	-
Adjusted EBITDA	$7,946	$(3,954)	$12,537	$(5,906)

(1)

To include impact of change in estimates related to gross to net accruals of $3.3 million and $0 for the three months ended June 30, 2015 and 2014, respectively. Also, to include impact of change in estimates related to gross to net accruals of $3.3 million and $0; and to exclude impact on returns from FDA reclass of Hydrocodone products from C3 to C2 classification of $303,000 and $0, for the six months ended June 30, 2015 and 2014, respectively.

(2)	To exclude amortization of inventory step-up from acquisitions.

(3)

To exclude deal costs of $3.2 million and $471,000; stock compensation expense of $1.2 million and $740,000; ParaPro stock compensation expense of $0 and $(1.3 million) and severance expense of $0 and $743,000 for the three months ended June 30, 2015 and 2014, respectively. Also, to exclude deal costs of $3.9 million and $473,000; stock compensation expense of $2.4 million and $2.5 million; ParaPro stock compensation expense of $0 and $(1.2 million); severance expense of $0 and $766,000 and litigation settlement expenses of $1.4 million and $0, for the six months ended June 30, 2015 and 2014, respectively.

(4)	To exclude the accrued cost related to the initiative to restructure operations and shut down the Charleston, South Carolina site.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $66.8 million, borrowing availability of $11.3 million under our $20.0 million revolving loan and a related $20.0 million uncommitted accordion feature and long-term debt of $340.0 million.

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
  the costs, timing and outcome of regulatory review of our product candidates;
  the number of, and development requirements for, additional product candidates that we pursue;
  the costs of commercialization activities, including product marketing, sales and distribution;
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

On each Payment Date, commencing August 1, 2015, the Company will pay an installment of principal on the Treximet Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Notes on such Payment Date). Pursuant to the August 2014 Indenture the first principal payment is due on August 1, 2015 and will be calculated on net sales for the first and second quarters of 2015, less interest paid during those same two quarters. At each month-end beginning during January 2015, the net sales of Treximet will be calculated, the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment will be paid at that time. The balance outstanding on the Treximet Notes, or the full amount of the $220.0 million principal of the notes if the calculation as described does not result in any principal payments during the term of the Treximet Notes, will be due on the maturity date of the Treximet Notes which is August 1, 2020.  Based on the calculation of the principal payments as described, the Company has recorded $210.0 million of Treximet Notes as long-term debt and $10.0 million as short-term debt as of June 30, 2015.

A significant portion of our planned expenditures for the remainder of 2015 are associated with our acquisition of certain assets related to Zohydro ER.  We funded our acquisition of Zohydro ER with cash of approximately $80.9 million and issued approximately 1.7 million shares of our common stock, with an approximate value of $20.0 million, based on the closing price of $11.89 on March 9, 2015, the trading day immediately preceding the execution date of the Asset Purchase Agreement. As of June 30, 2015, we believe that our existing cash balance, cash from operations, net proceeds from our the offering of our $130.0 million Convertible Senior Notes due 2021 and funds remaining available under our Midcap $20.0 million revolving loan and related $20.0 million uncommitted accordion feature will be sufficient to fund our existing level of operating expenses, current development activities and general capital expenditure requirements through June 30, 2016.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2015, and 2014 (in thousands).

	Six Months Ended
	June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$(9,923)	$(10,196)
Investing activities	(81,653)	799
Financing activities	123,552	54,541
Net increase in cash and cash eqivalents	$31,976	$45,144

Comparison of the Six Months Ended June 30, 2015 and 2014

Net cash used in operating activities

Net cash used in operating activities during the six months ended June 30, 2015 was $9.9 million a decrease of $273,000 from cash used in operating activities during the six months ended June 30, 2014 of $10.2 million. The cash used in operating activities during the six months ended June 30, 2015 was driven by: net loss of $55.9 million, net changes in operating assets/liabilities of $3.1 million partially offset by non-cash expenses totaling $49.1 million. The $10.2 million used in operating activities during the six months ended June 30, 2014 was primarily driven by: net loss of $15.8 million which was partially offset by non-cash expenses totaling $6.9 million.

Net cash provided by (used in) investing activities

Net cash used in investing activities during the six months ended June 30, 2015 was $81.7 million, which represents an increase of $82.5 million from the cash provided by investing activities during the six months ended June 30, 2014 of $799,000. The increase in cash used in investing activities was due to the acquisition of Zohydro in April 2015.

Net cash provided by financing activities

Net cash provided by financing activities during the six months ended June 30, 2015 was $123.6 million, which represents an increase of $69.0 million from cash provided by financing activities during the six months ended June 30, 2014 of $54.5 million. The increase in cash provided by financing activities during the six months ended June 30, 2015 is primarily due to the net proceeds of the issuance of the 4.25% Convertible Notes in April 2015.

We have committed to make potential future milestone payments to third parties as part of licensing, distribution, acquisition and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. As the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded on our consolidated balance sheets.

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

The interest rate related to borrowings under our revolving credit facility is a variable rate of LIBOR (with a floor of 1.5%) plus an Applicable Margin (7.5%), as defined in the debt agreement (9.0% at June 30, 2015).  As of June 30, 2015 we had outstanding borrowings of approximately $7.9 million under our revolving credit facility. We are required to pay minimum interest on 75% of the available revolver balance of $20.0 million. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by approximately $150,000.

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

Evaluation of Disclosure Controls and Procedures.  As of June 30, 2015, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

Change in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to the restructuring and the subsequent consolidation of offices to New Jersey, we are in the process of reviewing all of our internal controls over financial reporting in an effort to maximize the value of existing internal controls. Additionally, we have hired several new accounting personnel in our New Jersey office that will be responsible for internal controls over financial reporting beginning in the second quarter of 2015.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Legal Proceedings under Note 11, Commitments and Contingencies, to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

The following risk factors include any and all material changes to, and should be read in conjunction with, the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the SEC on May 1, 2015.

The historical and pro forma financial statements we have filed with the SEC relating to Zohydro ER may not be an indication of our ability to commercialize Zohydro ER.

In April 2015, we completed the acquisition of Zohydro ER from Zogenix. In June 2015, we filed historical financial statements and pro forma financial information relating to the Zohydro ER product line, and the SEC stated that it would not object to our conclusion that the filing of the historical financial statements relating to the Zohydro ER product line represents substantial compliance with the requirements of Rule 3-05 of Regulation S-X, or Rule 3-05. However, we were advised by Zogenix that the Zohydro ER product line had not been a separate legal entity of Zogenix and was never operated as a stand-alone business, division or subsidiary. Zogenix also advised us that it had never prepared full stand-alone or full carve-out financial statements for the Zohydro ER business, and that Zogenix has never maintained the distinct and separate accounts necessary to prepare financial statements that fully comply with the requirements of Rule 3-05. As a result, these historical statements may not be an indication of the performance of Zohydro ER under Zogenix for the periods indicated. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate or relevant to the Zohydro ER product line, in particular on a go-forward basis, and therefore should not be relied upon as a measure of our ability to commercialize Zohydro ER.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description

3.1

Articles of Amendment to the Articles of Incorporation of Pernix Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on July 28, 2015).

10.1	Pernix Therapeutics Holdings, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on May 8, 2015).

31.1*	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant's Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014;
(ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014;
(iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 and
(iv) Notes to Condensed Consolidated Financial Statements.

_______________________

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: August 6, 2015	By:	/s/ DOUGLAS L. DRYSDALE
Douglas L. Drysdale
Chairman and Chief Executive Officer and President and Director (Principal Executive Officer)

Date: August 6, 2015	By:	/s/ SANJAY S. PATEL
Sanjay S. Patel Chief Financial Officer
(Principal Financial Officer)