Form 10-Q/A
period 2015-03-31
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2015-08-19
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2015
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from: _______ to _____________

001-14494
Commission File Number
PERNIX THERAPEUTICS HOLDINGS, INC.
  (Exact name of Registrant as specified in its charter)

Maryland	33-0724736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 North Park Place, Suite 201, Morristown, NJ	07960
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

Pernix Therapeutics Holding Inc., a Maryland corporation (the “Company”, or “we”) is filing this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, originally filed with the Securities and Exchange Commission (“Commission”) on May 1, 2015 (the “Original 10-Q”).  The purpose of this Amendment is solely to re-file Exhibit 2.1 with revised redactions and to update the Exhibit List, in each case in response to comments received from the Staff of the Commission regarding a request for confidential treatment of certain portions of Exhibit 2.1 originally filed with the Original 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above (and the related amendments to the Exhibit Index to reflect the addition of Exhibits 31.3 and 31.4 and the related changes to the footnotes to the Exhibit Index), this Amendment does not amend any other information set forth in the Original 10-Q, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment should be read in conjunction with the Original 10-Q and with our filings with the Commission subsequent to the Original 10-Q.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

2.1*†‡	Asset Purchase Agreement, dated as of March 10, 2015, between Zogenix Inc., Pernix Ireland Limited, and solely with respect to Sections 5.9.2, 10.2 and 10.14, Pernix Therapeutics Holding Inc.
2.2
Amendment to Asset Purchase Agreement, dated as of April 23, 2015, between Zogenix Inc., Pernix Ireland Limited and Pernix Therapeutics Holding Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2015)(File Number 001-14494).

4.1
Third Supplemental Indenture, dated as of April 21, 2015, between Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s  Current Report on Form 8-K filed with the Commission on April 24, 2015)(File Number 001-14494).

4.2
First Supplemental Indenture, dated as of April 21, 2015, between Pernix Therapeutics Holdings, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s  Current Report on Form 8-K filed with the Commission on April 24, 2015)(File Number 001-14494).

4.3
Indenture, dated April 22, 2015, between Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s  Current Report on Form 8-K filed with the Commission on April 24, 2015)(File Number 001-14494).

4.4
Forms of 4.25% Convertible Senior Notes due 2021 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.4 to the Company’s  Current Report on Form 8-K filed with the Commission on April 24, 2015)(File Number 001-14494).

10.1
Consent Solicitation Support Agreement, dated as of April 13, 2015, between the Company and each of the Noteholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s  Current Report on Form 8-K filed with the Commission on April 16, 2015)(File Number 001-14494).

10.2
Inducement Agreement, dated as of April 16, 2015, by and among Pernix Therapeutics Holdings, Inc. and the investors listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2015)(File Number 001-14494).

31.1**	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 **	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of the Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ***	Certification of the Registrant’s Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014;
(ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014;
(iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 and
(iv) Notes to Condensed Consolidated Financial Statements.
_______________________
*	Filed herewith.
**	Previously filed with the Company’s Quarterly Report on Form 10-Q filed by the Company with the Commission on May 1, 2015.
***
Previously furnished and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, with the Company’s Quarterly Report on Form 10-Q filed by the Company with the Commission on May 1, 2015.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.
‡	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: August 19, 2015	By:	/s/ DOUGLAS L. DRYSDALE
Douglas L. Drysdale
Chairman and Chief Executive Officer and President and Director (Principal Executive Officer)

Date: August 19, 2015	By:	/s/ SANJAY S. PATEL
Sanjay S. Patel Chief Financial Officer
(Principal Financial Officer)