Form 10-Q
period 2015-09-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2015-11-05
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2015
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

On October 29, 2015, there were 61,057,293 shares outstanding of the Registrant's common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2015

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)
	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$57,187	$34,855
Restricted cash	10,001	-
Accounts receivable, net	60,588	44,127
Inventory, net	10,661	10,479
Prepaid expenses and other current assets	10,057	16,550
Income tax receivable	8,784	2,590
Note receivable, net of unamortized discount of $0 and $127, respectively	-	4,723
Deferred income tax assets - current	17,712	15,933
Total current assets	174,990	129,257

Property and equipment, net	2,273	1,514
Goodwill	48,430	44,900
Intangible assets, net	358,148	300,489
Other	14,603	11,253
Total assets	$598,444	$487,413
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$42,585	$27,569
Accrued allowances	57,958	52,604
Interest payable	6,655	10,159
Credit facilities - current	-	7,345
Treximet Secured Notes - current	10,086	-
Restricted cash payable	10,001	-
Total current liabilities	127,285	97,677

Convertible notes - long-term	102,956	65,000
Derivative liability	9,250	-
Contingent consideration	25,731	-
Treximet Secured Notes - long-term	199,901	220,000
Credit facilities - long-term	10,000	-
Deferred income tax liability - long-term	1,009	9,389
Other liabilities	9,176	11,755
Total liabilities	485,308	403,821

Commitments and contingencies (notes 1, 3, 7, 8, 11 and 12)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 140,000,000 and 90,000,000 shares authorized,
63,623,494 and 40,805,659 issued and 61,057,293 and 38,341,352
outstanding at September 30, 2015 and December 31, 2014, respectively	610	383
Treasury stock, at cost, 2,566,201 and 2,464,307 shares held at September 30, 2015
and December 31, 2014, respectively	(5,540)	(5,431)
Additional paid-in capital	225,203	129,128
Accumulated deficit	(107,137)	(40,488)
Total stockholders' equity	113,136	83,592
Total liabilities and stockholders' equity	$598,444	$487,413

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net revenues	$48,615	$31,479	$129,481	$67,913
Costs and operating expenses:
Cost of product sales	12,036	12,664	36,906	32,390
Selling, general and administrative expense	27,419	14,080	73,262	40,535
Research and development expense	3,180	290	5,644	1,604
(Gain) loss on sale of PML (including impairment charge)	-	(13)	-	6,659
Depreciation and amortization expense	25,733	10,159	66,492	14,319
Change in fair value of contingent consideration	(3,596)	-	(3,596)	-
Restructuring costs	(4)	-	1,193	-

Total costs and operating expenses	64,768	37,180	179,901	95,507

Loss from operations	(16,153)	(5,701)	(50,420)	(27,594)

Other income (expense):
Interest income	43	118	343	310
Cost of inducement	-	-	(19,500)	-
Loss on extinguishment of debt	(1,112)	-	(1,112)	-
Change in fair value of derivative liability	10,527	-	19,230	-
Interest expense	(9,687)	(5,453)	(29,008)	(9,143)
Total other expense, net	(229)	(5,335)	(30,047)	(8,833)

Loss before income tax (benefit) expense	(16,382)	(11,036)	(80,467)	(36,427)
Income tax (benefit) expense	(5,642)	655	(13,818)	(8,960)
Net loss	$(10,740)	$(11,691)	$(66,649)	$(27,467)

Net loss per common and potential common share
Basic	$(0.18)	$(0.31)	$(1.31)	$(0.73)
Diluted	$(0.18)	$(0.31)	$(1.31)	$(0.73)

Weighted-average common and potential common
shares outstanding:
Basic	60,974	38,121	50,702	37,743
Diluted	60,974	38,121	50,702	37,743

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(66,649)	$(27,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	251	262
Amortization of intangibles and interest accretion of contingent consideration	66,241	14,057
Amortization of deferred financing costs	1,961	1,391
Interest accretion of notes receivable	(127)	(243)
Deferred income tax benefit	(10,159)	(5,344)
Loss on disposal of equipment	19	160
Stock compensation expense	4,428	3,397
Fair market value change in derivative liability	(19,230)	-
Fair market value change in contingent consideration	(3,596)	-
Accretion of debt discount	1,436	-
Issuance of stock for inducement	19,500	-
Expense for stock options issued in exchange for services	-	119
Loss on sale of PML (including impairment)	-	6,659
Cancellation of ParaPRO stock options in connection with termination of contract	-	(1,294)
(Increase) decrease in operating assets:
Accounts receivable	(16,461)	(26,197)
Income taxes	(6,194)	(4,085)
Inventory	(182)	1,650
Prepaid expenses and other assets	3,002	(2,547)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	15,019	16,229
Accrued allowances	5,354	-
Interest payable	(2,957)	-
Other liabilities	(2,551)	-
Net cash used in operating activities	(10,895)	(23,253)

Cash flows from investing activities:
Acquisition of TREXIMET®	(2,836)	(253,000)
Payments received on notes receivable	4,850	4,850
Proceeds from sale of PML	-	1,137
Acquisition of Zohydro ER®	(83,341)	-
Proceeds from sale of certain Cypress intangible assets	-	135
Proceeds from sale of property and equipment	-	43
Purchase of equipment	(1,029)	(561)
Net cash used in investing activities	(82,356)	(247,396)

Cash flows from financing activities:
Net proceeds from issuance of Convertible Notes	130,000	65,000
(Payments) proceeds from Treximet Secured Notes	(10,013)	220,000
Net drawdowns on credit facilities	2,655	1,923
Payments for financing costs	(5,045)	(14,064)
Payment of consent fee	(2,150)	-
Payments on mortgages and capital leases	(28)	(46)
Payments on contracts payable	-	(2,500)
Proceeds from issuance of common stock, net of tax	285	2,018
Stock issuance costs	(9)	-
Tax benefit on stock-based awards	-	(147)
Shares withheld for the payment of taxes	(112)	(753)
Net cash provided by financing activities	115,583	271,431

Net increase in cash and cash equivalents	22,332	782
Cash and cash equivalents, beginning of period	34,855	15,647
Cash and cash equivalents, end of period	$57,187	$16,429

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

The Company's branded products include Treximet®, a medication indicated for the acute treatment of migraine pain and inflammation, Silenor, a non-controlled substance and approved medication for the treatment of insomnia characterized by difficulty with sleep maintenance and Zohydro ER® with BeadTek, an extended-release opioid agonist indicated for the management of pain.  The Company also has an exclusive license agreement with Osmotica Pharmaceutical Corp. to promote Khedezla, a prescription medication for major depressive disorder.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three or nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2015.

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

Subsequent Events

The Company has evaluated all events and transactions since September 30, 2015. The Company did not have any material recognized or non-recognized subsequent events.

Acquisition of Zohydro ER with BeadTek

On April 24, 2015, the Company completed the acquisition of the pharmaceutical product line, Zohydro ER, including an abuse-deterrent pipeline and all related intellectual property, a favorable supplier contract and an associated liability payable, and a specified quantity of inventory associated therewith, from Zogenix, Inc. ("Zogenix"). There were no other tangible or intangible assets acquired and liabilities assumed related to the Zohydro ER product line from Zogenix. The total purchase price consisted of an upfront cash payment of $80.0 million including a deposit of $10.0 million in an escrow fund, stock consideration of $11.9 million issued in common stock of Pernix, $927,000 for a specified quantity of inventory, and regulatory and commercial milestone payments of up to $283.5 million, including a $12.5 million milestone payment upon approval of ZX007 abuse-deterrent extended-release hydrocodone tablet and up to $271.0 million in potential sales milestones if the Zohydro ER product line achieves certain agreed-upon net sales targets.

During the three months ended September 30, 2015, the Company recorded measurement period adjustments related to the recognition of intangible assets from a favorable supplier contract and liability payable to the seller which on a combined basis, increased goodwill by $514,000. The recording of additional intangible assets resulted in additional amortization expense of $1.4 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015. These measurement period adjustments are recorded as current period adjustments in accordance with Accounting Standards Update 2015-16 "Simplifying the Accounting for Measurement-Period Adjustments" (ASU 2015-16). See Note 13, Business Combination for further discussion.

Acquisition of Treximet

On August 20, 2014, the Company, through a wholly owned subsidiary Pernix Ireland Limited, completed the acquisition of the U.S. intellectual property rights to the pharmaceutical product, Treximet from GlaxoSmithKline plc and certain of its related affiliates (together "GSK").

The total purchase price consisted of an upfront cash payment of $250.0 million paid to GSK upon closing of the transaction, and $17.0 million payable to GSK upon receipt of an updated Written Request for pediatric exclusivity from the U.S. Food and Drug Administration ("FDA"), subject to certain deductions based on delays in supplying the commercial product to the Company. Subsequently, the deductions resulting from delays in supplying the commercial product reduced the $17.0 million payable amount to approximately $1.95 million, which was paid during the fourth quarter of 2014. The Company funded this acquisition with $220.0 million in debt, plus approximately $32.0 million from available cash.

The results of operations of the acquired Treximet asset, along with the estimated fair values of the assets acquired in the transaction have been included in the Company's condensed consolidated financial statements since we acquired Treximet on August 20, 2014.

During the three months ended September 30, 2015, the Company recorded measurement period adjustments related to the recognition of a product return liability due to the seller, which increased goodwill by $2.8 million. This measurement period adjustment is recorded as a current period adjustment in accordance with ASU 2015-16.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation. The Company reclassified certain regulatory and distribution costs of $1.0 million and $1.9 million from selling, general and administrative expense to cost of product sales on the condensed consolidated statements of operations during the three and nine months ended September 30, 2014, respectfully. The Company also reclassified $883,000 of product samples from inventory, net to prepaid expenses and other current assets on the condensed consolidated balance sheets as of December 31, 2014.

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

Significant Customers

The Company's customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company's customers that individually comprised greater than 10% of total gross product sales for the three and nine months ended September 30, 2015 and 2014, or 10% of total accounts receivable as of September 30, 2015 and December 31, 2014.

Gross Product Sales:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

McKesson Corporation	38%	38%	40%	37%
AmerisourceBergen Drug Corporation	27%	25%	25%	28%
Cardinal Health, Inc.	28%	29%	28%	24%
Total	93%	92%	93%	89%

Accounts Receivable:
	September 30,	December 31,
	2015	2014
McKesson Corporation	38%	29%
AmerisourceBergen Drug Corporation	25%	42%
Cardinal Health, Inc.	30%	18%
Total	93%	89%

Cost of Product Sales

In connection with the acquisitions of Cypress and Somaxon, the Company adjusted the predecessor cost basis, increasing inventory to fair value as required by Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures.  As a result, the Company recorded adjustments to increase the inventory to fair value in the amount of $8.6 million and $695,000 at the time of acquisition for Cypress and Somaxon, respectively.  For the three months ended September 30, 2015 and 2014, $0 and $194,000 of the increase in the basis of the inventory was amortized and included in cost of product sales. For the nine months ended September 30, 2015 and 2014, $97,000 and $2.6 million, of the increase in the basis of the inventory was amortized and included in cost of product sales, as the inventory was subsequently sold. The balance remaining of the increase in the basis of the inventory acquired was $0 as of September 30, 2015.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(10,740)	$(11,691)	$(66,649)	$(27,467)

Denominator:
Weighted-average common shares, basic	60,974	38,121	50,702	37,743
Dilutive effective of stock options	-	-	-	-
Weighted-average common shares, diluted	60,974	38,121	50,702	37,743

Net loss per share, basic and diluted	$(0.18)	$(0.31)	$(1.31)	$(0.73)

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
4.25% Convertible Notes	11,334	-	6,726	-
8.00% Convertible Notes	-	18,056	7,341	14,683
Stock options and restricted stock	4,261	-	3,714	-
Warrants	-	236	-	66
Total potential dilutive effect	15,595	18,292	17,781	14,749

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

Summary of Assets Recorded at Fair Value

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets that are required to be measured at fair value as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Money market fund and trust cash sweep investments (1)	$26,365	$-	$-	$26,365
Total assets	$26,365	$-	$-	$26,365

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Money market fund and trust cash sweep investments (1)	$26,297	$-	$-	$26,297
Total assets	$26,297	$-	$-	$26,297

(1)	The Company's money market and trust cash sweep investments are included in cash and cash equivalents within the Condensed Consolidated Balance Sheets.

The Company's cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third-party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third-party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of September 30, 2015 or December 31, 2014.

As of September 30, 2015 and December 31, 2014, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three or nine months ended September 30, 2015 and 2014.

The carrying amounts reflected in the condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature.

Summary of Liabilities Recorded at Carrying Value and Fair Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of September 30, 2015		As of December 31, 2014
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
4.25% Convertible Notes	$85,686	$102,956	$-	$-
Derivative liability	9,250	9,250	-	-
8.00% Convertible Notes	-	-	129,320	65,000
Contingent consideration	25,731	25,731	-	-
Treximet Secured Notes	174,427	209,987	167,114	220,000
Total	$295,094	$347,924	$296,434	$285,000

The fair values of the Company's liabilities were estimated using the following methodologies. Within the hierarchy of fair value measurements, these are Level 3 fair values.

For the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the nine months ended September 30, 2015 and during the year ended December 31, 2014 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30,	December 31,
	2015	2014
Derivative liability:
Beginning balance	$-	$-
Initial measurement of derivative liability	28,480	-
Remeasurement adjustments - gains included in earnings	(19,230)	-
Ending balance	$9,250	$-

Contingent consideration:
Beginning balance	$-	$-
Initial measurement of contingent consideration	29,327	-
Remeasurement adjustments - gains included in earnings	(3,596)	-
Ending balance	$25,731	$-

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

Derivative Liability

The fair value of the derivative liability was determined using a "with and without" scenario. Under this methodology, valuations are performed on the convertible note inclusive of all terms as well as for a convertible note that has identical terms and features but excluding the conversion option. The difference between the two valuations is equal to the fair value of the conversion option. Significant increases or decreases in these inputs would result in a significant change in the fair value of the derivative liability.

Contingent Consideration

The fair value of contingent consideration is based on two components - a regulatory milestone and commercial milestone.

For the regulatory milestone, the expected regulatory earn out payment was discounted taking into account (a) the Company's cost of debt, (b) the expected timing of the payment and (c) subordinate nature of the earn out obligation.

The fair value of the commercial milestone was determined using a Monte Carlo simulation. This simulation assumed a risk-neutral framework, whereby future net revenue was simulated over the earn out period using the Geometric Brownian Motion. For each simulation path, the earn out payments were calculated based on the achievement of the revenue milestone and then were discounted to the valuation date. Significant increases or decreases in these unobservable inputs and/or the probability of achievement of these milestones would result in a significant change in the fair value of the contingent consideration.

Treximet Secured Notes

The fair value of the Company's Treximet Secured Notes was estimated using a discounted cash flow model.

Note 4. Inventory

Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$1,896	$499
Work-in-process	2,265	-
Finished goods	8,679	12,200
Inventory, gross	12,840	12,699
Reserve for obsolescence	(2,179)	(2,220)
Inventory, net	$10,661	$10,479

An increase in the basis of inventory related to the acquisitions of Cypress and Somaxon are included in the balances above as of September 30, 2015 and December 31, 2014. The increase included in raw materials was $0 and $97,000 as of September 30, 2015 and December 31, 2014, respectively.

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

Note 6. Goodwill and Intangible Assets

During the three months ended September 30, 2015, the Company recorded a measurement period adjustment related to the recognition of a product return liability due to the seller which increased goodwill by $2.8 million. This measurement period adjustment is recorded as a current period adjustment in accordance with ASU 2015-16.

Goodwill consists of the following (in thousands):

Balance at December 31, 2013	$42,497
Goodwill acquired - Treximet	4,309
Goodwill impairment - PML (See note 5)	(916)
Measurement period adjustments	(990)
Balance at December 31, 2014	44,900
Goodwill acquired - Zohydro	180
Measurement period adjustments - Zohydro (See note 13)	514
Measurement period adjustments - Treximet (See note 1)	2,836
Balance at September 30, 2015	$48,430

Intangible assets consist of the following (dollars in thousands):

		As of September 30, 2015
	Weighted	Gross Carrying	Accumulated	Net Carrying
	Average Life	Amount	Amortization	Amount
Unamortized intangible assets:
Trademark rights	Indefinite	$400	$-	$400
In-process research and development	Indefinite	79,900	-	79,900
Total unamortized intangible assets		80,300	-	80,300

Amortized intangible assets:
Patents	11.0 years	500	(390)	110
Brand	8.0 years	3,887	(2,672)	1,215
Product licenses	11.0 years	17,581	(5,331)	12,250
Non-compete and supplier contracts	4.0 years	7,094	(6,452)	642
Acquired developed technologies	4.3 years	360,226	(96,595)	263,631
Total amortized intangible assets		389,288	(111,440)	277,848

Total intangible assets		$469,588	$(111,440)	$358,148

		As of December 31, 2014
	Weighted	Gross Carrying	Accumulated	Net Carrying
	Average Life	Amount	Amortization	Amount
Unamortized intangible assets:
Trademark rights	Indefinite	$400	$-	$400
In-process research and development	Indefinite	48,300	-	48,300
Total unamortized intangible assets		48,700	-	48,700

Amortized intangible assets:
Patents	11.0 years	500	(355)	145
Brand	8.0 years	3,887	(2,308)	1,579
Product licenses	11.0 years	17,581	(4,058)	13,523
Non-compete and supplier contracts	5.3 years	5,194	(4,342)	852
Acquired developed technologies	4.4 years	269,826	(34,136)	235,690
Total amortized intangible assets		296,988	(45,199)	251,789

Total intangible assets		$345,688	$(45,199)	$300,489

As of September 30, 2015, the weighted average life for our definite-lived intangible assets in total was approximately 4.67 years.

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows (in thousands):

2015 (October - December)	$24,613
2016	95,879
2017	94,211
2018	28,582
2019	17,778
2020	4,245
Thereafter	12,540
Total	$277,848

  Amortization expense was $25.6 million and $66.2 million for the three and nine months ended September 30, 2015, respectively. Amortization expense was $10.1 million and $14.1 million for the three and nine months ended September 30, 2014, respectively.

Note 7. Accrued Allowances

Accrued allowances consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued returns allowance	$6,102	$9,691
Accrued price adjustments	44,805	32,945
Accrued government program rebates	7,051	9,968
Total	$57,958	$52,604

Note 8. Debt

Debt consists of the following (in thousands):

	September 30,	December 31,
	2015	2014
Wells Fargo Credit Facility	$10,000	$-
Midcap Credit Facility	-	7,345
8.00% Convertible Notes	-	65,000
4.25% Convertible Notes	102,956	-
Treximet Secured Notes	209,987	220,000
Total outstanding debt	322,943	292,345
Less current portion	10,086	7,345
Long term debt outstanding	$312,857	$285,000

Credit Facilities:

Wells Fargo

On August 21, 2015, the Company entered into a Credit Agreement with Wells Fargo, National Association, as Administrative Agent and the lenders party thereto for a $50.0 million, three-year senior secured revolving credit facility (the "Wells Fargo Credit Facility"), which may be increased by an additional $20.0 million in the lenders' discretion.

The Company's obligations under the Wells Fargo Credit Facility are secured by, among other things, the Company's and certain subsidiaries' inventory and accounts receivable, and are guaranteed by certain of the Company's subsidiaries. As of September 30, 2015, $10.0 million is outstanding under the Wells Fargo Credit Facility and classified as Credit facilities - long-term on the condensed consolidated balance sheets. Borrowing availability under the Wells Fargo Credit Facility was $22.2 million as of September 30, 2015. Availability of borrowings under the Wells Fargo Credit Facility from time to time is subject to a borrowing base calculation based upon a valuation of the Company's eligible inventories and eligible accounts receivable, each multiplied by an applicable advance rate. Borrowings under the Wells Fargo Credit Facility will bear interest at the rate of LIBOR plus 1.5% to LIBOR plus 2.0%. The applicable interest rate margin percentage will be determined by the average daily availability of borrowings under the Wells Fargo Credit Facility. In addition, the Company is required to pay a commitment fee on the undrawn commitments under the Wells Fargo Credit Facility from time to time at an applicable rate of 0.25% per annum according to the average daily balance of borrowings under the Wells Fargo Credit Facility during any month. The Wells Fargo Credit Facility contains representations and warranties, affirmative, restrictive and financial covenants, and events of default (applicable to the Company and certain of its subsidiaries) which are customary for credit facilities of this type.

MidCap Funding V, LLC

On August 21, 2015, the Company terminated the Amended and Restated Credit Agreement, dated as of May 8, 2013, as amended, by and among MidCap Funding IV, LLC, and certain subsidiaries of the Company and repaid all outstanding loans thereunder (the "MidCap Credit Facility"). The MidCap Credit Facility provided for a $20.0 million revolving loan commitment and a $20 million uncommitted accordion feature. The obligations under the MidCap Credit Facility were secured by a first priority security interest in the Company's accounts, inventory, deposit accounts, securities accounts, securities entitlements, permits and cash and bore interest at a rate equal to the sum of the LIBOR (with a floor of 1.5%) plus an applicable margin of 7.50% per annum.  The MidCap Credit Facility has been closed and has been replaced with the Wells Fargo Credit Facility.

Convertible Notes:

8.00% Convertible Notes

On April 16, 2015, the Company entered into an agreement (the "Inducement Agreement") with all of the holders of its 8.00% Convertible Senior Notes due 2019 (the "8.00% Convertible Notes") representing $65.0 million aggregate principal amount, pursuant to which such holders agreed to the removal of substantially all of the material restrictive covenants in the indenture governing the 8.00% Convertible Notes and to convert their notes in accordance with the provisions of such indenture in exchange for an aggregate of 2,338,129 shares of the Company's common stock (the "Inducement Shares").  The Company recorded $19.5 million as cost of inducement expense in the nine months ended September 30, 2015. The issuance of the Inducement Shares was made pursuant to an exemption from the registration requirements of the Securities Act contained in Section 4(a)(2). Each of the holders entering into the Inducement Agreement agreed not to sell the shares of our common stock to be issued to it upon conversion of the 8.00% Convertible Notes for 145 days (the "lock-up period") subject to exceptions, including in connection with settling existing short positions with respect to the 8.00% Convertible Notes and underwritten public offerings pursuant to existing registration rights with respect to such shares of our common stock. In addition, such holders are permitted to dispose of up to 80 percent of such shares of our common stock remaining after settling existing short positions prior to the end of the lock-up period in specified intervals.

During the nine months ended September 30, 2015, the holders of the 8.00% Convertible Notes converted the outstanding notes at a conversion price of $3.60 per share. The Company issued 18.1 million shares pursuant to this conversion and retired the $65.0 million of the outstanding 8.00% Convertible Notes.

Interest expense was $0 and $1.6 million for the three months and nine months ended September 30, 2015, respectively and $1.3 million and $3.2 million for the three months and nine months ended September 30, 2014, respectively related to the 8.00% Convertible Notes. As of September 30, 2015 and December 31, 2014, the Company had outstanding borrowings of $0 and $65.0 million related to the 8.00% Convertible Notes, respectively. Accrued interest on the 8.00% Convertible Notes was approximately $0 and $231,000 as of September 30, 2015 and December 31, 2014, respectively. Interest expense of $547,000 that accrued during the nine months ended September 30, 2015 was forfeited and recorded in additional paid-in capital. During the nine months ended September 30, 2015, the Company recorded the remaining $5.4 million unamortized deferred financing costs related to the 8.00% Convertible Notes in additional paid-in capital.

4.25% Convertible Notes

On April 22, 2015, the Company issued $130.0 million aggregate principal amount 4.25% Convertible Senior Notes (the "4.25% Convertible Notes"). The 4.25% Convertible Notes mature on April 1, 2021, unless earlier converted, redeemed or repurchased.  The Company received net proceeds from the sale of the 4.25% Convertible Notes of $125.0 million, after deducting placement agent fees and commissions and offering expenses payable by the Company. Interest on the 4.25% Convertible Notes is payable on April 1 and October 1 of each year, beginning October 1, 2015. The discounted note balance of $103.0 million is recorded as long-term debt on the condensed consolidated balance sheets as of September 30, 2015.

The 4.25% Convertible Notes are governed by the terms of an indenture (the "Indenture"), between the Company and Wilmington Trust, National Association (the "Trustee"), each of which were entered into on April 22, 2015.

The Company may not redeem the 4.25% Convertible Notes prior to April 6, 2019. However, the holders may convert their 4.25% Convertible Notes at any time prior to the close of business on the business day immediately preceding January 1, 2021 only under certain circumstances. Upon conversion, the Company will deliver a number of shares of the Company's common stock equal to the conversion rate in effect on the conversion date. The initial conversion rate will be 87.2030 shares of the Company's common stock for each $1,000 principal amount of the 4.25% Convertible Notes, which represents an initial conversion price of approximately $11.47 per share. Following certain corporate transactions that can occur on or prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 4.25% Convertible Notes in connection with such a corporate transaction. In addition to the holder option to convert, the 4.25% Convertible Notes may be redeemed upon the occurrence of certain events. The Company incurred debt issuance costs of approximately $5.0 million, which have been deferred and which are being amortized over a six-year period, unless earlier converted, in which case the unamortized costs would be recorded in additional paid-in capital. The effective interest rate on the 4.25% Convertible Notes, including debt issuance costs and bifurcated conversion option derivative (discussed below), is 9.7%.

The Company is required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. On April 1, 2015, the Company recorded the bifurcated conversion option valued at $28.5 million as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the condensed consolidated statements of operations for each reporting period, while the discount created on the 4.25% Convertible Notes is accreted as interest expense over the life of the debt. The derivative liability is valued at $9.3 million as of September 30, 2015. If the Company obtains shareholder approval to remove the contractual limit on number of shares that may be delivered to settle the conversion of the 4.25% Convertible Notes, the conversion feature may meet an exception from derivative accounting and no longer require separate accounting as a bifurcated derivative. As the conversion feature is accounted for as a bifurcated derivative liability, the Company was not required to consider whether the cash conversion or beneficial conversion guidance contained in ASC 470-20, Debt with Conversion and Other Options, is applicable to the 4.25% Convertible Notes.

In addition to the bifurcated conversion feature, there are two other features that require bifurcation but contain de minimis value. Although the probability was considered remote, at the time of the transaction, that (1) additional interest would be incurred for failure to file financial statements timely or (2) the 4.25% Convertible Notes would be redeemed by the Company following the failure of the Zohydro ER acquisition to close prior to July 8, 2015. The Company will continue to monitor the timely filing of its financial statements for any additional interest that could be incurred.

Interest expense was $2.2 million and $3.9 million for the three months and nine months ended September 30, 2015, respectively related to the 4.25% Convertible Notes. Change in fair value of derivative liability was income of $10.5 million and $19.2 million for the three months and nine months ended September 30, 2015, respectively. Accrued interest on the 4.25% Convertible Notes was approximately $2.4 million and $0 as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company had outstanding borrowings of $130.0 million and $0 related to the 4.25% Convertible Notes, respectively.

Secured Notes:

Treximet Secured Note Offering

On August 19, 2014, the Company issued $220.0 million aggregate principal amount of its 12% Senior Secured Notes due 2020 (the "Treximet Secured Notes") pursuant to an Indenture (the "August 2014 Indenture") dated as of August 19, 2014 among the Company, certain of its subsidiaries (the "Guarantors") and U.S. Bank National Association (the "August 2014 Trustee"), as trustee and collateral agent. As of September 30, 2015 and December 31, 2014, the Company classified $10.1 million and $0, respectively, of the Treximet Secured Notes as current based on contractual amounts due as of September 30, 2015 and December 31, 2014.

The Treximet Secured Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year (each, a "Payment Date"), beginning on February 1, 2015. On each Payment Date, commencing August 1, 2015, the Company will pay an installment of principal of the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date).

The Treximet Secured Notes are unconditionally guaranteed, jointly and severally, by the Guarantors. The Treximet Secured Notes and the guarantees of the Guarantors are secured by a continuing first-priority security interest in substantially all of the assets of the Company and the Guarantors related to Treximet other than inventory and certain inventory related assets, including accounts arising from the sale of the inventory.

The Company may redeem the Treximet Secured Notes at its option, in whole at any time or in part from time to time, on any business day, on not less than 30 days nor more than 60 days prior notice provided to each holder's registered address. If such redemption was prior to August 1, 2015, the redemption price would have been equal to the greater of (i) the principal amount of the Treximet Secured Notes being redeemed and (ii) the present value, discounted at the applicable treasury rate of the principal amount of the Treximet Secured Notes being redeemed plus 1.00%, of such principal payment amounts and interest at the rate per annum shown above on the outstanding principal balance of the Treximet Secured Notes being redeemed assuming the principal balances were amortized at the times and in the assumed amounts set forth on Schedule A to the August 2014 Indenture. If such redemption occurs (i) on or after August 1, 2015 and prior to August 1, 2016, the redemption price will equal 106% of the outstanding principal amount of August Notes being redeemed plus accrued and unpaid interest thereon, (ii) on or after August 1, 2016 and prior to August 1, 2017, the redemption price will equal 103% of the outstanding principal amount of the August Notes being redeemed plus accrued and unpaid interest thereon and (iii) on or after August 1, 2017, the redemption price will equal 100% of the outstanding principal amount of the Treximet Secured Notes being redeemed plus accrued and unpaid interest thereon.

The August 2014 Indenture contains covenants that limit the ability of the Company and the Guarantors to, among other things: incur certain additional indebtedness; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem certain indebtedness; make certain investments; create restrictions on the ability of the Guarantors to pay dividends to the Company or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. Upon the occurrence of certain events constituting a change of control, the Company is required to make an offer to repurchase all of the Treximet Secured Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date.

The August 2014 Indenture provides that an Event of Default (as defined in the August 2014 Indenture) will occur if, among other things, (a) the Company defaults in any payment of interest on any note when due and payable, and such default continues for a period of 30 days; (b) the Company defaults in the payment of principal of or premium, if any, on any note when due and payable on the maturity date, upon declaration of acceleration or otherwise, or to pay the change of control repurchase price, when due and payable, and such default continues for a period of five days; (c) failure to make a repurchase offer in the event of a change in control when required under the August 2014 Indenture, which continues for three business days; (d) the Company or any Guarantor fails to comply with certain covenants after receiving written notice from the August 2014 Trustee or the holders of more than 25% of the principal amount of the outstanding Treximet Secured Notes; (e) the Company or any Guarantor defaults with respect to other indebtedness for borrowed money in excess of $8.0 million and such default is not cured within 30 days after written notice from the August 2014 Trustee or the holders of more than 25% of the principal amount of the outstanding Treximet Secured Notes; (f) the Company or any Guarantor has rendered against it a final judgment for the payment of $8.0 million (or its foreign currency equivalent) or more (excluding any amounts covered by insurance) under certain circumstances; (g) certain bankruptcy, insolvency, liquidation, reorganization or similar events occur with respect to the Company or any Guarantor; (h) a guarantee of the Treximet Secured Notes (with certain exceptions) is held to be unenforceable or invalid in a judicial proceeding or ceases to be in full force and effect or a Guarantor disaffirms its obligations under its guarantee of the Treximet Secured Notes; and (i) certain changes in control of a Guarantor.

On August 19, 2014, the Company entered into the First Supplemental Indenture to the February 2014 Indenture for the Company's 8.00% Convertible Notes due 2019 (the "First Supplemental Indenture") to permit the Company to consummate the purchase of the Treximet assets from GSK and to issue the Treximet Secured Notes. On August 19, 2014, the Company also entered into the Second Supplemental Indenture to the February 2014 Indenture for the Company's 8.00% Convertible Notes due 2019 (the "Second Supplemental Indenture") to add Pernix Ireland Limited, a wholly owned subsidiary of the Company, as a guarantor.

Interest expense related to the Treximet Secured Notes was $6.4 million and $19.6 million, for the three and nine months ended September 30, 2015, respectively, and $3.0 million for the three and nine months ended September 30, 2014. Accrued interest on the Treximet Secured Notes was approximately $4.2 million and $9.8 million as of September 30, 2015 and December 31, 2014, respectively. The Company has debt issuance costs of $6.4 million, which are being amortized using the effective interest method and are recorded on the condensed consolidated balance sheets in Prepaid expenses and other current assets ($1.3 million) and Other long-term assets ($5.1 million).

On April 13, 2015, the Company furnished to the holders of the Treximet Secured Notes a Consent Solicitation Statement (the "Consent Solicitation").  The Consent Solicitation sought the consent of the holders of a majority of the principal amount of the Treximet Secured Notes to amend the Indenture, dated August 19, 2014 (the "Indenture"), among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, that governs the Treximet Secured Notes to allow the Company to, among other things, incur up to $42.2 million of additional debt (the "Indenture Amendments") in exchange for a consent fee in cash equal to 1% of the principal amount of consenting Treximet Secured Notes (the "Consent Fees").   Through April 28, 2015, the Company received consent to the Indenture Amendments from holders representing approximately 98% of the principal amount of the Notes, and subsequently paid the holders approximately $2.2 million during the nine months ended September 30, 2015.

The following table represents the future maturity schedule of the outstanding debt and line of credit (in thousands):

2015	$-
2016	10,086
2017	-
2018	10,000
2019	-
Thereafter	329,901
Total maturities	$349,987

Note 9. Stockholders' Equity

Capital Stock

In July 2015, the Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (the "Certificate of Amendment") with the Secretary of State of the State of Maryland. The Certificate of Amendment amended the Company's Amended and Restated Certificate of Incorporation by increasing the number of authorized shares of the Company's common stock from 90,000,000 shares to 140,000,000 shares and the attendant increase in capital stock of all classes from 100,000,000 to 150,000,000, consisting of 140,000,000 shares of common stock and 10,000,000 shares of preferred stock, which shall include 1,000,000 shares of Series B junior participating stock.  The Company did not change the authorized number of shares of preferred stock.

In April 2015, the Company issued 1,682,086 shares of common stock for approximately $11.9 million in connection with the acquisition of Zohydro ER, see Note 13, Business Combination.

In April 2015, the Company issued 2,338,129 shares of Common stock for approximately $19.5 million for the inducement and 18,055,556 shares for $60.2 million, net of deferred financing costs and accrued interest forfeited of $4.8 million in connection with the conversion of the outstanding 8.00% Convertible Notes, see Note 8, Debt.

Warrants

In March 2015, Pozen exercised all 500,000 of their warrants in a cashless exercise for which 315,835 shares were issued. In February 2015 and July 2015, Frontline exercised 222,631 and 277,369, respectively, of their warrants in cashless exercises for which 217,562 shares were issued. There are 0 warrants remaining for Frontline. As of September 30, 2015, the Company assumed approximately 464,564 outstanding warrants in connection with the acquisition of Somaxon in March 2013.

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

The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options and the Monte Carlo option pricing model to determine the fair value of its performance stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by the Company's stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company's expected stock price volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends.

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing mode were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average expected
stock price volatility	71.4%	75.4%	72.3%	74.6%
Estimated dividend yield	-%	-%	-%	-%
Risk-free interest rate	1.8%	2.0%	1.7%	1.9%
Expected life of option (in years)	6.3	6.3	6.3	6.2
Weighted average grant date
fair value per option	$3.09	$5.08	$4.26	$3.04

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

Stock-based compensation expense was $1.3 million and $4.4 million for the three and nine months ended September 30, 2015 and $878,000 and $3.4 million for the three and nine months ended September 30, 2014, respectively. Stock-based compensation expense for the periods presented is included within the selling, general and administrative expense in the condensed consolidated statements of operations.

Stock Options

As of September 30, 2015, approximately 7.0 million options are outstanding that have been issued to current officers and employees under the Company's 2007 Stock Option Plan, the 2009 Plan and the 2015 Plan. As of September 30, 2015, there was approximately $15.3 million of total unrecognized compensation cost related to non-vested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 3.2 years.

During the three months ended September 30, 2015, the Company's Board of Directors awarded a total of 485,000 options ("Performance Options") to certain of the Company's executive officers. A determination of whether and how many of the Performance Options vest and become exercisable will be made on August 14, 2018 (the "Measuring Date") (the date that is three-years from the grant date) based upon the average closing bid price of the Company's Common Stock for the twenty trading days ending on the Measuring Date. If the average closing bid price of the Company's Common Stock for the twenty trading days immediately ending on the Measuring Date is (i) less than $20 per share, no Performance Options vest, (ii) $20 per share or more and less than $25 per share, then 50% of the Performance Options vest, (iii) $25 per share or more and less than $30 per share, then 75% of the Performance Options vest, (iii) $30 per share or more and less than $35 per share, then 100% of the Performance Options vest, and (iv) $35 per share or more, then 150% of the Performance Options vest. 50% of any such vested options shall be exercisable on the Measuring Date and the remaining 50% of such vested options shall be exercisable one year after the Measuring Date. Upon a change of control of the Company after the Measuring Date, any vested but exercisable Performance Options shall become exercisable. Upon a change of control prior to the Measuring Date, the Measuring Date shall become the effective date of the change of control and the amount of Performance Options that vest, if any, shall be based upon the common stock price as of the effective date of the change of control. For example, if a change of control occurs prior to August 14, 2018 and the price of the Company's Common Stock for the twenty trading days prior to the effective date of the change of control is $24 per share then each named executive officer would vest in 50% of the Performance Options.

The Company utilized a Monte Carlo Simulation to determine the grant date fair value of the awards. Compensation expense is recognized over the performance period of each tranche in accordance with ASC 718, Compensation - Stock Compensation. For the three and nine months ended September 30, 2015, the Company recorded $15,000 of share-based compensation expense related to these options.

The following table shows the option activity, described above, during the nine months ended September 30, 2015 (share and intrinsic values in thousands):

				Weighted Average
			Average	Remaining	Aggregate
			Exercise	Contractual Life	Intrinsic
	Shares		Price	years	Value
Options Outstanding at December 31, 2014	4,551		$5.35
Granted	2,808		6.19
Exercised	(39)		3.92		$211
Cancelled	(290)		8.50
Expired	-		-
Options outstanding at September 30, 2015	7,030		$5.56	8.9	$1,404
Options vested and expected to		$
vest as of September 30, 2015	6,104		$5.52	8.9	$1,260
Options vested and exercisable as of September 30, 2015	1,250		$4.87	7.9	$435

Restricted Stock

The following table shows the Company's non-vested restricted stock activity during the nine months ended September 30, 2015 (share and intrinsic values in thousands):

		Weighted Average	Aggregate
		Grant Date Fair	Intrinsic
	Shares	Value	Value
Non-vested restricted stock outstanding at December 31, 2014	140	$4.52
Granted	-	-
Vested	(56)	6.10	$539
Forfeited	(20)	3.18
Non-vested restricted stock outstanding at September 30, 2015	64	$3.55

As of September 30, 2015, there was approximately $0 of total unrecognized compensation cost related to non-vested restricted stock issued to employees and directors of the Company due to the acceleration of restricted stock expense related to the restructuring during the nine months ended September 30, 2015.

Note 10. Income Taxes

The Company reported an income tax benefit of $5.6 million and a provision of $655,000 for the three months ended September 30, 2015 and 2014, respectively and a benefit of $13.8 million and $9.0 million for the nine months ended September 30, 2015 and 2014, respectively. The Company's effective tax rate was 17.2% for the nine months ended September 30, 2015, compared to an estimated annual effective rate of 22.8%. The difference between the estimated annual rate and the September 30, 2015 effective tax rate is primarily due to expenses recorded for financial reporting purposes that were treated as nondeductible and discrete for the three and nine months ended September 30, 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Our deferred tax assets are comprised primarily of U.S. federal net operating losses and accruals. A substantial portion of the deferred tax liability at September 30, 2015 relates to the difference between the financial statement and tax basis of the intangibles acquired in the Cypress acquisition. The deferred tax liability related to these Cypress intangibles is reduced on an annual basis by the financial statement amortization of such intangibles.

Income tax returns subject to review by taxing authorities include 2010, 2011, 2012, 2013 and 2014.

Note 11. Commitments and Contingencies

Legal Proceedings

The Company is subject to various claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material effect on the Company's financial position or results of operations.

Other Commitments and Contingencies

In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor.  As of September 30, 2015, remaining payment obligations owed to Somaxon under these settlement agreements are $2.0 million, payable in equal annual installments of $250,000 through 2019, and equal installments of $500,000 through 2017 and are recorded in accounts payable and accrued expenses and other liabilities on the Company's condensed consolidated balance sheets as of September 30, 2015.

During the first quarter of 2014, the Company settled all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by the Company. As part of the settlement, the Company agreed to pay $12.0 million, payable in annual amounts of $2.0 million until the settlement is paid in full. As of September 30, 2015, remaining payment obligations owed under this settlement agreement are $6.9 million, which are recorded in accounts payable and accrued expenses and other liabilities on the Company's condensed consolidated balance sheets as of September 30, 2015.

In connection with the acquisition of Treximet, the Company is responsible for the payment of royalties to Pozen of 18% of Treximet net sales with quarterly minimum royalty amounts of $4.0 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.

GSK has claimed that the Company owes GSK damages relating to an alleged breach by the Company of a covenant contained in the Asset Purchase and Sale Agreement dated as of May 13, 2014 by and among GSK and its affiliates and the Company pertaining to a pre-existing customer agreement. The Company and GSK have entered into an Interim Settlement Agreement under which the Company will continue to make payments to GSK and escrow additional funds and the parties will submit the dispute to binding arbitration. The Company has paid to GSK approximately $8.8 million through October 21, 2015 and has deposited an additional approximately $5.3 million into an escrow account on account of the settlement of disputed amounts. The amounts paid by the Company to GSK and escrowed represent approximately 57% of the amounts GSK claims are owed to them as a result of the Company's alleged breach. The amounts paid and escrowed by the Company for GSK claims are consistent with the amounts accrued by the Company for managed care rebates and fees during the three and nine months ended September 30, 2015. While the Company intends to vigorously contest GSK's allegations that its damages are a result of the Company's breach and that they are compensable under the Asset Purchase and Sale Agreement or otherwise, any material liability resulting from this claim could negatively impact the Company's financial results.

Note 12. Restructuring

On March 16, 2015, the Company decided to institute an initiative to restructure operations and shut down the Charleston, South Carolina site. This step was done to consolidate operations within the Company's headquarters located in Morristown, New Jersey.

During the three and nine months ended September 30, 2015, the Company incurred a benefit of $4,000 and a charge of $1.2 million, respectively, related to the restructuring. The charge during the nine months ended September 30, 2015 was comprised of $541,000 in severance related cash expenses, and $653,000 for the modification and accelerated vesting of options and awards under existing employee agreements. Associated severance payments are anticipated to be paid by May 31, 2016.

A summary of accrued restructuring costs, included as a component of accounts payable and accrued expenses on the condensed consolidated balance sheets, is as follows (in thousands):

	December 31, 2014	Charges	Cash	Non-cash	September 30, 2015
Restructuring Costs	$-	$1,192	$(288)	$(653)	$251

Note 13. Business Combination

Consideration paid by the Company for the business it purchased is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recorded as goodwill.

Zohydro ER Acquisition

On April 24, 2015, Pernix completed the acquisition of the pharmaceutical product line, Zohydro ER, including an abuse-deterrent pipeline and all related intellectual property, a favorable supplier contract and an associated liability payable, and a specified quantity of inventory associated therewith, from Zogenix, Inc. ("Zogenix"). There were no other tangible or intangible assets acquired and liabilities assumed related to the Zohydro ER product line from Zogenix. The total purchase price consisted of an upfront cash payment of $80.0 million including a deposit of $10.0 million in an escrow fund, stock consideration of $11.9 million issued in common stock of Pernix, $927,000 for specified quantity of inventory, and regulatory and commercial milestones of up to $283.5 million including a $12.5 million milestone payment upon approval of ZX007 abuse-deterrent extended-release hydrocodone tablet and up to $271.0 million in potential sales milestones if the Zohydro ER product line achieves certain agreed-upon net sales targets.

Zohydro ER is an extended-release form of hydrocodone indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Zohydro ER does not contain acetaminophen, unlike many immediate-release hydrocodone products, such as Vicodin and Lortab, reducing the risk for potential liver toxicity due to overexposure of acetaminophen. The active ingredient, hydrocodone, is the most commonly prescribed opioid in the U.S., with over 114 million prescriptions in 2014. The FDA approved the new drug application ("NDA") for Zohydro ER in October 2013 and the product was launched in March 2014.

The Zohydro ER product line acquisition was accounted for as a business combination in accordance with ASC 805 Business Combinations ("ASC 805") which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The purchase price allocation was preliminary and included the use of estimates based on information that was available to management at the time these unaudited condensed consolidated financial statements were prepared. The Company believed that the estimates used were reasonable and the significant effects of the Zohydro ER acquisition were properly reflected. However, the estimates are subject to change as additional information becomes available and is assessed by the Company.

During the three months ended September 30, 2015, management recorded measurement period adjustments related to recognition of intangible assets from a favorable supplier contract amounting to $1.9 million and a liability payable to the seller amounting to $2.4 million, which increased goodwill by $514,000. The recording of additional intangible assets resulted in additional amortization expense of $1.4 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015. These measurement period adjustments are recorded as current period adjustments in accordance with ASU 2015-16.

The following table summarizes the consideration paid to acquire Zohydro ER and amounts recognized for assets acquired and liabilities assumed as of the acquisition date as well as adjustments made during the measurement period after the acquisition date to the amounts initially recorded on the acquisition date (in thousands):

	Amounts previously recognized as of the acquisition date (April 24, 2015)	Measurement Period Adjustments	Amounts Recognized as of September 30, 2015
Purchase price:
Cash consideration paid to Zogenix	$70,000	$-	$70,000
Escrow fund deposited at the time of closing(1)	10,000	-	10,000
Purchased product inventory(2)	927	-	927
Common stock issued(3)	11,926	-	11,926
Liability relating to supplier contract(4)	-	2,414	2,414
Fair value of contingent consideration payable to Zogenix (5)	29,327	-	29,327
Total purchase price	$122,180	$2,414	$124,594

Estimated fair value of assets acquired:
Intangible assets(6):
Zohydro - Developed technology	$67,400	$-	$67,400
IPR&D	54,600	-	54,600
Supplier Contract	-	1,900	1,900
Amount attributable to assets acquired	$122,000	$1,900	$123,900
Goodwill(7)	$180	$514	$694

(1)

In accordance with the asset purchase agreement, the Company has deposited $10.0 million in an escrow fund to be held for a period of 12 months from the closing date as a security to pay, or be applied against, any losses incurred by the Company that are subject to the general representations, warranties and indemnification obligations of Zogenix. The Company is considered to be the legal and tax owner of the fund until the expiration of the escrow period of 12 months. Accordingly, the amount of $10.0 million in the escrow fund is recognized as restricted cash and consideration payable to Zogenix. Restricted cash is presented separately under current assets while the consideration payable is included in current liabilities in the condensed consolidated balance sheets.

(2)

Under the asset purchase agreement, the Company purchased a specified quantity of Generation 1 version of Zohydro ER product line from Zogenix on the closing date for $927,000. Shortly before the closing date, the Generation 2 version of Zohydro ER with Beadtek was approved by the FDA and was announced by the Company to be launched in the immediate future. This announcement for the launch of Zohydro ER with Beadtek made the Generation 1 version of Zohydro ER obsolete and unsellable in the market. As a result, the fair value of the Generation 1 product inventory acquired from Zogenix has been estimated to be de-minimis on the closing date.

(3)

Under the asset purchase agreement, the number of common shares issued to Zogenix equaled $20.0 million divided by the closing price of common stock on a trading day immediately preceding the purchase agreement date. The closing price of the common stock of Pernix on March 9, 2015 (i.e. trading day immediately preceding the purchase agreement date) was $11.89. Accordingly, Pernix issued 1,682,086 shares of common stock to Zogenix ($20.0 million/$11.89 per share).

The common stock issued by the Company is measured at fair value at the closing date (i.e. April 24, 2015) in accordance with the measurement guidance in ASC 805. The closing price of the common stock of the Company on the closing date was $7.09 and accordingly the fair value of common stock issued by the Company on the closing date was determined to be $11.9 million. $16,820 representing the par value of 1,682,086 shares at $0.01 per share was recorded in common stock and the remaining amount of $11.9 million was recorded in Additional paid-in capital.

(4)

The measurement period adjustments for intangible assets represents recognition of intangible assets related to a favorable supplier contract. The Company assumed the supplier contract from the seller that had favorable terms for the supply of the product. The intangible assets recognized are amortized over the life of the supplier contract. The measurement period adjustments for a liability payable to the seller represents the amount owed by the Company to Zogenix for the difference between the notional net selling price stipulated in the Asset Purchase Agreement and the discounted price as stipulated in the supplier contract with respect to a particular product.

(5)

Contingent consideration includes (a) $12.5 million milestone payment payable upon approval of ZX007 abuse-deterrent extended-release hydrocodone tablet, and (b) up to $271 million payable if the Zohydro ER product line achieves certain agreed-upon net sales targets. Each type of contingent consideration has been recognized as a separate unit of account. In accordance with the provisions of ASC 805-30-25-5, each unit of contingent consideration is recognized at the acquisition date fair value. The acquisition date fair value of the contingent consideration linked to FDA approval is $10.3 million and the fair value of the contingent consideration linked to achievement of net sales target is $19.0 million. The total contingent consideration of $29.3 million is classified in other long-term liabilities and is marked to its current fair value of $25.7 million as of September 30, 2015. Such fair values are determined based on a probabilistic model with weights assigned on the likelihood of the Company achieving the sales target in the future. Each unit of contingent consideration is classified as a liability in the condensed consolidated balance sheets and will be subsequently measured at fair value on each reporting date. Any change in fair values between the reporting dates will be recognized in the condensed consolidated statements of operations.

(6)

As of the effective time of the acquisition, identifiable intangible assets are required to be measured at fair value and these acquired assets could include assets that are not intended to be used or sold or that are intended to be used in a manner other than their highest and best use. For purposes of these condensed consolidated financial statements, it is assumed that all assets will be used in a manner that represents the highest and best use of those assets, but it is not assumed that any market synergies will be achieved.

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

The consolidated financial statements include estimated identifiable intangible assets representing core technology intangibles valued at $67.4 million, and in-process research and development ("IPR&D") intangibles valued at $54.6 million. The core technology intangible assets represent developed technology of products approved for sales in the market, which we refer to as marketed products, and have finite useful lives. They are amortized on a straight-line basis over a period of 4.6 years. These estimates will be adjusted accordingly if the final identifiable intangible asset valuation generates results, including corresponding useful lives and related amortization methods, which differ from the pro forma estimates, or if the above scope of intangible assets is modified. The IPR&D are considered indefinite-lived intangible assets until the completion of abandonment of the associated research and development efforts. Accordingly, during the development period, these assets are not amortized but subject to an annual impairment review. The final valuation is expected to be completed within 12 months from the completion of the acquisition.

(7)

Goodwill is calculated as the difference between the acquisition date fair value of the consideration expected to be transferred and the values assigned to the assets acquired. Goodwill is not amortized but tested for impairment on an annual basis or when indications for impairment exist.

Pro forma Impact of Acquisition

The following pro forma combined results of operations are provided for the three and nine months ended September 30, 2015 and 2014, as though the Zohydro ER acquisition had been completed as of January 1, 2014. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Zohydro ER acquisition or any estimated costs that will be incurred to integrate the Zohydro ER product line. Future results may vary significantly from the results in this pro forma information because of future events and transactions, as well as other factors (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue	$48,615	$35,394	$138,453	$74,537
Net loss	$(11,492)	$(31,617)	$(87,063)	$(85,121)
Pro forma net loss per common share:
Basic	$(0.19)	$(0.83)	$(1.72)	$(2.26)
Diluted	$(0.19)	$(0.83)	$(1.72)	$(2.26)

The Company's historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Zohydro ER acquisition and factually supportable. The unaudited pro forma consolidated results include historical revenues and expenses of assets acquired in the acquisition with the following adjustments:

  Adjustment to recognize incremental amortization expense based on the fair value of intangibles acquired;
  Adjustment to recognize incremental interest expense and amortization of debt issuance costs for debt issued in connection with the acquisition;
  Eliminate transaction costs and non-recurring charges directly related to the acquisition that were included in the historical results of operations for Pernix;
  Adjustment to recognize pro forma income tax based on income tax benefit on the amortization of intangible assets at the statutory tax rate of Ireland (12.50%), and the income tax benefit on the interest expense at the statutory tax rate of the United States (37.21%).

For the three and nine months ended September 30, 2015, the Company has recognized revenue for Zohydro ER subsequent to the closing of April 24, 2015 in the amount of $5.4 million and $9.3 million, respectively and net loss of $12.2 million and $17.6 million, respectively. Non-recurring transaction costs of $3.3 million related to the acquisition for the nine months ended September 30, 2015 are included in the condensed consolidated statements of operations in selling, general and administrative expense. These non-recurring transaction costs have been excluded from the pro forma results in the above table.

Note 14. Supplemental Cash Flow Information
	Nine Months Ended
	September 30,
	2015	2014
Supplemental disclosures of Cash Flow Information:
Cash paid for income taxes, net	$140	$615
Cash paid for interest	27,736	4,609
Supplemental disclosures of Non-cash Investing and Financing Activities:
Conversion of 8.00% Convertible notes	60,172	-
Issuance of 1,682,086 shares to Zogenix for Zohydro acquisition	11,926	-
Acquisition of TREXIMET® - warrants issued to Pozen	-	2,359
Acquisition of license - contract payable	-	1,950

Note 15. Recent Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16 Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this Update require that during the measurement period, the acquirer shall recognize adjustments to the provisional amounts with a corresponding adjustment to goodwill in the reporting period in which the adjustments to the provisional amounts are determined. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. Early application is permitted. Effective September 30, 2015, the Company early adopted ASU 2015-16.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Early application is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect of the new revenue recognition guidance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in "Part I-Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth under "Part I-Item1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014, "Part II 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, "Part II 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015.

The discussion below contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of current or historical fact, including statements regarding our current expectations of our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities and any other statements about management's future expectations, beliefs, goals, plans or prospects, constitute forward-looking statements. We have tried to identify forward-looking statements by using words such  as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "target," "will," "would," "anticipate," "expect" or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the rate and degree of market acceptance of, and our ability and our distribution and marketing partners' ability to obtain reimbursement for, any approved products; our ability to successfully execute our sales and marketing strategy, including to continue to successfully recruit and retain sales and marketing personnel in the U.S.; our ability to obtain additional financing; our ability to maintain regulatory approvals for our products; the accuracy of our estimates regarding expenses, future revenues and capital requirements; our ability to manage our anticipated future growth; the ability of our products to compete with generic products as well as new products that may be developed by our competitors; our ability and our distribution and marketing partners' ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products; the performance of our manufacturers, over which we have limited control; our ability to obtain and maintain intellectual property protection for our products; our ability to operate our business without infringing the intellectual property rights of others; the success and timing of our clinical development efforts; the loss of key scientific or management personnel; regulatory developments in the U.S. and foreign countries; our ability to either acquire or develop and commercialize other product candidates in addition to our current products and other risks detailed above in "Part I-Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014, "Part II 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, "Part II 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015.

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

Quarterly Update
  During March 2015, through our wholly-owned subsidiary Pernix Ireland Pain Limited (f/k/a Ferrimill Limited), we entered into an asset purchase agreement, with Zogenix, pursuant to which we acquired certain assets related to the product Zohydro ER from Zogenix, including, among other things, the registered patents and trademarks, certain contracts, the new drug application and other regulatory approvals, documentation, and authorizations, the books and records, marketing materials and product data relating to Zohydro ER (collectively, the "Purchased Assets"). Upon closing of this transaction on April 24, 2015, we paid Zogenix $70.0 million in cash, deposited $10.0 million in escrow to fund potential indemnification claims for a period of 12 months following the closing and issued approximately 1.7 million shares of our common stock, with an approximate value of $20.0 million, based on the closing price of $11.89 on March 9, 2015, the trading day immediately preceding the execution date of the Asset Purchase Agreement. We recorded measurement period adjustments during the three months ended September 30, 2015. The measurement period adjustments consisted of recording an additional liability of $2.4 million, intangible asset of $1.9 million, and an increase in goodwill by $514,000. See Note 13, Business Combination, for additional information.
  On March 16, 2015, the Company decided to institute an initiative to restructure operations and shut down the Charleston, South Carolina site. This step was done to consolidate operations within the Company's headquarters located in Morristown, New Jersey.

  On April 22, 2015, we sold a private offering of $130.0 million aggregate principal amount of our 4.25% Convertible Senior Notes due 2021. The notes are general unsecured obligations. The interest will be paid on the notes semi-annually at a rate of 4.25% per annum and will mature on April 1, 2021, unless redeemed, repurchased or converted in accordance with their terms prior to such date. The notes have an initial conversion rate, subject to adjustment, of 87.2030 shares of our common stock per $1,000 principal amount of the notes, representing a conversion price of approximately $11.47 per share of our common stock, based on the last reported sale price of $8.34 per share of our common stock on April 16, 2015. The gross proceeds from the offering were $130.0 million. We used approximately $80.9 million of the gross proceeds from the offering to finance the cash consideration portion of the consideration necessary to consummate its previously announced acquisition of the Zohydro ER franchise, and used approximately $8.3 million to pay fees and expenses related to such acquisition and the offering, $2.2 million to pay the consent fee related to our consent solicitation of our 12.00% Treximet senior secured notes due 2020 and the remainder for working capital and other general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended
	September 30,		Increase/
	2015	2014	(Decrease)
Net revenues	$48,615	$31,479	54%
Cost of product sales	12,036	12,664	(5)%
Selling, general and administrative expense	27,419	14,080	95%
Research and development expense	3,180	290	997%
Gain on sale of PML (including impairment charge) (1)	-	(13)	n/a
Depreciation and amortization expense	25,733	10,159	153%
Change in fair value of contingent consideration (1)	(3,596)	-	n/a
Restructuring costs (1)	(4)	-	n/a
Total other expense, net	(229)	(5,335)	(96)%
Income tax (benefit) expense	(5,642)	655	(961)%

(1)   Comparison to prior period is not meaningful.

Comparison of Three Months Ended September 30, 2015 and 2014

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

The following table sets forth a summary of our net revenues for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended
	September 30,		Increase/
	2015	2014	(Decrease)
Treximet	$28,571	$16,246	76%
Silenor	5,149	4,243	21%
Zohydro	5,363	-	n/a
Other	8,546	9,926	(14)%
Net product sales	47,629	30,415	57%
Co-promotion and other revenue	986	1,064	(7)%
Total net revenues	$48,615	$31,479	54%

Net revenues increased $17.1 million or 54% during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Treximet was acquired in August 2014 with the first sale occurring on September 2, 2014.  Zohydro was acquired in April 2015 with the first sale occurring on May 4, 2015. Our net product sales for the three months ended September 30, 2015 were approximately $47.6 million.  Silenor net sales increased by $906,000, or 21%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to a volume increase partially offset by revenue deductions that increased due to the increase in sales revenue. Net product sales - other decreased by $1.4 million, or 14%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Declining net product sales - other was due to (i) the discontinuation of certain less profitable products, primarily generics, and certain OTC monograph seasonal cough and cold products and (ii) the termination of certain contracts pursuant to which we marketed and distributed products for others and invoiced those sales. The decrease in net product sales - other was offset by price increases on certain products. Co-promotion and other revenue decreased by $78,000 during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease in co-promotion and other revenue was primarily attributable to the termination of the co-promotion agreement on Natroba.

Cost of Product Sales

Cost of product sales decreased by $628,000, or 5%, during the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The decrease is primarily due to an increase in sales of branded product such as Treximet, Silenor and Zohydro which have a lower cost of product sales than sales of generic products. The decrease was partially offset by an increase of $1.2 million in royalty and collaboration expense mainly driven by higher Treximet sales and an increase of $646,000 in cost of goods sold due to higher volumes.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $13.3 million, or 95%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  The increase was driven by an increase in marketing and other personnel related costs of $10.9 million, primarily focused on Treximet and Silenor products and the recently acquired Zohydro product. We also realized increases in legal fees and professional services.

Research and Development Expense

Research and development expense increased by $2.9 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was related to the on-going work for new formulations of Treximet and Zohydro.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $15.6 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily a result of $10.3 million increase of amortization related to the Treximet developed technologies acquired and $5.0 million increase of amortization related to the Zohydro developed technologies and favorable supplier contract acquired.

Change in Fair Value of Contingent Consideration

In April 2015 with the acquisition of Zohydro ER we recorded $29.3 million of contingent consideration. The acquisition date fair value of the contingent consideration linked to FDA approval was $10.3 million and the fair value of the contingent consideration linked to achievement of the net sales target was $19.0 million. As of September 30, 2015, the fair value of the contingent consideration is approximately $25.7 million. We recorded $3.6 million as change in fair value of contingent consideration in the three months ended September 30, 2015. For further discussion, see Note 13, Business Combination, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Loss on extinguishment of debt

During the three months ended September 30, 2015, we terminated the MidCap Credit Facility and recorded a $1.1 million loss on extinguishment of debt for the deferred financing costs that had been capitalized at the time of acquisition of this debt in other expense, net in the three months ended September 30, 2015.

Change in Fair Value of Derivative Liability

We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the condensed consolidated statements of operations for each reporting period. We recorded $10.5 million as change in fair value of derivative liability in other expense, net in the three months ended September 30, 2015. For further discussion, see Note 8, Debt, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Expense

Interest expense increased by $4.2 million, or 78%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily due to the recognition of interest expense related to our $220.0 million Treximet Secured Notes, issued in August 2014 and $130.0 million 4.25% Convertible Notes, issued in April 2015, of $3.4 million and $2.2 million, respectively. The increase was partially offset by the conversion of the outstanding 8.00% Convertible Notes during the three months ended June 30, 2015 of $1.3 million.

Income Tax (Benefit) Expense

During the three months ended September 30, 2015, we recognized an income tax benefit of $5.6 million. During the three months ended September 30, 2014, we recognized an income tax expense of $655,000. The change in the tax rate for the three months ended September 30, 2015 was primarily due to a change in certain book expenses treated as non-deductible for tax purposes.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,		Increase/
	2015	2014	(Decrease)
Net revenues	$129,481	$67,913	91%
Cost of product sales	36,906	32,390	14%
Selling, general and administrative expense	73,262	40,535	81%
Research and development expense	5,644	1,604	252%
Loss on sale of PML (including impairment charge) (1)	-	6,659	n/a
Depreciation and amortization expense	66,492	14,319	364%
Change in fair value of contingent consideration (1)	(3,596)	-	n/a
Restructuring costs (1)	1,193	-	n/a
Total other expense, net	(30,047)	(8,833)	240%
Income tax benefit	(13,818)	(8,960)	54%

(1)   Comparison to prior period is not meaningful.

Net Revenues

The following table sets forth a summary of our net revenues for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,		Increase/
	2015	2014	(Decrease)
Treximet	$74,997	$16,246	362%
Silenor	16,177	9,645	68%
Zohydro	9,329	-	n/a
Other	27,462	38,570	(29)%
Net product sales	127,965	64,461	99%
Manufacturing revenue	-	1,025	n/a
Co-promotion and other revenue	1,516	2,427	(38)%
Total net revenues	$129,481	$67,913	91%

Net revenues increased $61.6 million, or 91%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Treximet was acquired in August 2014 with the first sale occurring on September 2, 2014.  Zohydro was acquired in April 2015 with the first sale occurring on May 4, 2015. Our net product sales for the nine months ended September 30, 2015 were approximately $128.0 million.  Per unaudited financial information provided by GSK for pro forma purposes, net product sales of Treximet for the nine months ended September 30, 2014 were $36.6 million. Silenor net sales increased by $6.5 million, or 68%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The price increase contributed 8% and a volume increase due to a new focused marketing and selling strategy contributed 73% offset by revenue deductions that increased due to the increase in sales revenue. Net product sales - other decreased by $11.1 million, or 29%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Declining net product sales - other was due to the discontinuation of certain less profitable products, primarily generics, and certain OTC monograph seasonal cough and cold products and the termination of certain contracts pursuant to which we marketed and distributed products for others and invoiced those sales.

Manufacturing revenue decreased by $1.0 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, as we sold our manufacturing subsidiary, PML, in April 2014. Co-promotion and other revenue decreased by $911,000 during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in co-promotion and other revenue was primarily attributable to the termination of the co-promotion agreement on Natroba.

Cost of Product Sales

Cost of product sales increased by $4.5 million, or 14%, during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The increase was primarily due to an increase of $9.4 million in royalty and collaboration expense mainly driven by higher Treximet sales partially offset by a decrease of $2.5 million in the acquisition cost basis of Cypress and Somaxon inventory and an increase in sales of branded product such as Treximet, Silenor and Zohydro which have a lower cost of product sales than sales of generic products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $32.7 million, or 81%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  The increase was driven by an increase in marketing and other personnel related costs of $28.3 million, primarily focused on our Treximet and Silenor products and the recently acquired Zohydro product. We also realized increases in legal fees and, professional services partially offset by a decrease in costs related to the employees transferred to the buyer in the sale of our manufacturing facility, PML.

Research and Development Expense

Research and development expense increased by $4.0 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was related to the on-going work for new formulations of Treximet and Zohydro.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $52.2 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily a result of $44.2 million of amortization related to the Treximet developed technologies acquired and $7.7 million of amortization related to the Zohydro developed technologies and favorable supplier contract acquired.

Restructuring Costs

Restructuring increased by $1.2 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase is due to the costs related to the initiative to restructure operations and shut down the Charleston, South Carolina site.

Change in Fair Value of Contingent Consideration

In April 2015 with the acquisition of Zohydro ER, we recorded $29.3 million of contingent consideration. The acquisition date fair value of the contingent consideration linked to FDA approval was $10.3 million and the fair value of the contingent consideration linked to achievement of the net sales target was $19.0 million. As of September 30, 2015, the current fair value of the contingent consideration is approximately $25.7 million. We recorded $3.6 million as change in fair value of contingent consideration in the nine months ended September 30, 2015. For further discussion, see Note 13, Business Combination, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cost of Inducement

In April 2015, we entered into the Inducement Agreement with all of the holders of our 8.00% Convertible Notes, pursuant to which such holders agreed to the removal of substantially all of the material restrictive covenants in the indenture governing the notes and to convert their notes in accordance with the provisions of such indenture in exchange for an aggregate of 2,338,129 shares of our common stock. The Company recorded $19.5 million as cost of inducement expense in the nine months ended September 30, 2015. For further discussion, see Note 8, Debt, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Loss on extinguishment of debt

During the nine months ended September 30, 2015, we terminated the MidCap Credit Facility and recorded a $1.1 million loss on extinguishment of debt for the deferred financing costs that had been capitalized at the time of acquisition of this debt.

Change in Fair Value of Derivative Liability

The Company recorded $19.2 million as change in fair value of derivative liability in other expense, net in the nine months ended September 30, 2015. For further discussion, see Note 8, Debt, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Expense

Interest expense increased by $19.9 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase was primarily due to the recognition of interest expense related to our $220.0 million Treximet Secured Notes, issued in August 2014 and $130.0 million 4.25% Convertible Notes, issued in April 2015, of $16.6 million and $3.9 million, respectively. There was also an increase of $602,000 in associated deferred financing costs due to the two aforementioned notes. The increase was partially offset by the conversion of the outstanding 8.00% Convertible Notes during the nine months ended September 30, 2015 of $1.6 million.

Income Tax Benefit

During the nine months ended September 30, 2015, we recognized an income tax benefit of $13.8 million. During the nine months ended September 30, 2014, we recognized an income tax benefit of $9.0 million. The change in the tax rate for the nine months ended September 30, 2015 was primarily due to a change in certain book expenses treated as non-deductible for tax purposes.

Non-GAAP Financial Measures

To supplement our financial results determined by U.S. generally accepted accounting principles ("GAAP"), we have also disclosed in the tables below the following non-GAAP information: (a) adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") and (b) adjusted EBITDA per basic and diluted common share. This financial measure excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. These non-GAAP financial measures exclude depreciation and amortization, net interest, taxes, net revenue adjustments, deal expenses, share-based compensation expense, amortization of inventory step-up included in cost of product sales, loss on sale of PML (including impairment charge), severance expenses and restructuring costs (comprehensively "Adjustment Items"). In addition, from time to time in the future there may be other items that we may exclude for the purposes of our non-GAAP financial measures; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of our non-GAAP financial measures. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude amounts that management and the board of directors do not consider part of core operating results or that are non-recurring when assessing the performance of the organization.

We believe that inclusion of these non-GAAP financial measures provides consistency and comparability with past reports of financial results and provides consistency in calculations by outside analysts reviewing our results. Accordingly, we believe these non-GAAP financial measures are useful to investors in allowing for greater transparency of supplemental information used by management.

We believe that non-GAAP financial measures are helpful in understanding our past financial performance and potential future results, but there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Adjustment items that are excluded from our non-GAAP financial measures can have a material impact on net earnings. As a result, these non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, net loss, cash flow from operations or other measures of performance prepared in accordance with GAAP. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measure. Investors are encouraged to review the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measures that are included elsewhere in this Quarterly Report on Form 10-Q.

Reconciliation of GAAP reported net loss to adjusted EBITDA and the related per share amounts are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
GAAP net loss	$(10,740)	$(11,691)	$(66,649)	$(27,467)
Adjustments:
Interest expense, net	9,644	5,335	28,665	8,833
Cost of inducement	-	-	19,500	-
Change in fair value of contingent consideration	(3,596)	-	(3,596)	-
Change in fair value of derivative liability	(10,527)	-	(19,230)	-
Loss on extinguishment of debt	1,112	-	1,112	-
Depreciation and amortization	25,733	10,159	66,492	14,319
Income tax (benefit) expense	(5,642)	655	(13,818)	(8,960)
EBITDA	5,984	4,458	12,476	(13,275)
Net revenue adjustments (1)	644	-	(2,339)	-
Cost of product sales adjustments (2)	-	194	97	2,591
Selling, general and administrative adjustments (3)	1,548	2,252	9,282	5,010
Research and development adjustments	500	-	500	-
(Gain) loss on sale of PML (including impairment charge)	-	(13)	-	6,659
Restructuring costs (4)	(4)	-	1,193	-
Adjusted EBITDA	$8,672	$6,891	$21,209	$985

(1)

To exclude impact of change in estimates related to gross to net accruals of $644,000 and $0 for the three months ended September 30, 2015 and 2014, respectively. Also, to include impact of change in estimates related to gross to net accruals of $2.6 million and $0; and to exclude impact on returns from FDA reclass of Hydrocodone products from C3 to C2 classification of $303,000 and $0, for the nine months ended September 30, 2015 and 2014, respectively.

(2)	To exclude amortization of inventory step-up from acquisitions.

(3)

To exclude deal costs of $186,000 and $532,000; stock compensation expense of $1.3 million and $878,000; one-time contract termination fee of $0 and $745,000; loss on disposal of assets of $19,000 and $7,000; and severance expense of $0 and $111,000 for the three months ended September 30, 2015 and 2014, respectively. Also, to exclude deal costs of $4.1 million and $1.0 million; stock compensation expense of $3.8 million and $3.4 million; ParaPro stock compensation expense of $0 and $(1.2 million); severance expense of $0 and $877,000; litigation settlement expenses of $1.4 million and $0; one-time contract termination fee of $0 and $745,000; loss on disposal of assets of $19,000 and $160,000, for the nine months ended September 30, 2015 and 2014, respectively.

(4)	To exclude the cost related to the initiative to restructure operations and shut down the Charleston, South Carolina site.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $57.2 million, borrowing availability of $22.2 million under our $50.0 million credit agreement, which may be increased by an additional $20.0 million in the lenders' discretion and long-term debt of $339.9 million.

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

On each Payment Date, commencing August 1, 2015, the Company will pay an installment of principal on the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date). Pursuant to the August 2014 Indenture the first principal payment was due on August 1, 2015 and was calculated on net sales for the first and second quarters of 2015, less interest paid during those same two quarters. At each month-end beginning during January 2015, the net sales of Treximet will be calculated, and the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment will be paid at that time. The balance outstanding on the Treximet Secured Notes will be due on the maturity date of the Treximet Secured Notes, which is August 1, 2020.

Based on the calculation of the principal payments as described, the Company has recorded $199.9 million of Treximet Secured Notes as long-term debt and $10.1 million as short-term debt as of September 30, 2015.

As of September 30, 2015, we believe that our existing cash balance, cash from operations, net proceeds from the offering of our $130.0 million Convertible Senior Notes due 2021 and funds remaining available under our Wells Fargo Credit agreement of $50.0 million, which may be increased by an additional $20.0 million in the lenders' discretion will be sufficient to fund our existing level of operating expenses, current development activities, non-operating payments of debt, interest, accrued settlement and arbitration payments and general capital expenditure requirements through at least the next year.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2015, and 2014 (in thousands).

	Nine Months Ended
	September 30,
	2015	2014
Operating activities	$(10,895)	$(23,253)
Investing activities	(82,356)	(247,396)
Financing activities	115,583	271,431
Net increase in cash and cash equivalents	$22,332	$782

Comparison of the Nine Months Ended September 30, 2015 and 2014

Net cash used in operating activities

Net cash used in operating activities during the nine months ended September 30, 2015 was $10.9 million, a decrease of $12.4 million from cash used in operating activities during the nine months ended September 30, 2014 of $23.3 million. The cash used in operating activities during the nine months ended September 30, 2015 was driven by: net loss of $66.6 million and net changes in operating assets/liabilities of $5.0 million. These uses were partially offset by non-cash expenses totaling $60.7 million. The $23.3 million used in operating activities during the nine months ended September 30, 2014 was primarily driven by net loss of $27.5 million.

Net cash used in investing activities

Net cash used in investing activities during the nine months ended September 30, 2015 was $82.4 million, which represents a decrease of $165.0 million from the cash used in investing activities during the nine months ended September 30, 2014 of $247.4 million. The decrease in cash used in investing activities was due to the acquisition of Treximet last year for $253.0 million versus the acquisition of Zohydro for $83.3 million in April 2015.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended September 30, 2015 was $115.6 million, which represents a decrease of $155.8 million from cash provided by financing activities during the nine months ended September 30, 2014 of $271.4 million. The decrease in cash provided by financing activities during the nine months ended September 30, 2015 is primarily due to the net proceeds from the issuance of the 4.25% Convertible Notes of $130.0 million in April 2015 compared to the net proceeds from issuance of the 8.00% Convertible Notes of $65.0 million and the issuance of the Treximet Secured Notes of $220.0 million in the same period last year.

We have committed to make potential future milestone payments to third parties as part of licensing, distribution, acquisition and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. As the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded, except for the contingent consideration discussed in Note 13, Business Combination, for the acquisition of Zohydro in April 2015, on our consolidated balance sheets.

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

The interest rate related to borrowings under our credit facility is a variable rate of LIBOR plus 1.5% to LIBOR plus 2.0%.  As of September 30, 2015 we had outstanding borrowings of approximately $10.0 million under our credit facility. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by approximately $100,000.

See Note 8, Debt, to our unaudited condensed consolidated financial statements included within this report for further discussion.

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

Evaluation of Disclosure Controls and Procedures.  As of September 30, 2015, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Legal Proceedings under Note 11, Commitments and Contingencies, to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the SEC on May 1, 2015 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, filed with the SEC on August 6, 2015.

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

10.1

Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are parties thereto, as Lenders and Pernix Therapeutics Holdings, Inc., Pernix Therapeutics, LLC, Pernix Sleep, Inc.,  Cypress Pharmaceuticals, Inc., Macoven Pharmaceuticals, Inc., Gaine, Inc., Repicopea Inc. and Macoven Pharmaceuticals, L.L.C., as Borrowers.dated as of August 21, 2015. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 28, 2015).

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
(i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014;
(ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014;
(iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 and
(iv) Notes to Condensed Consolidated Financial Statements.

_______________________

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: November 5, 2015	By:	/s/ DOUGLAS L. DRYSDALE
Douglas L. Drysdale
Chairman and Chief Executive Officer and President and Director (Principal Executive Officer)

Date: November 5, 2015	By:	/s/ SANJAY S. PATEL
Sanjay S. Patel Chief Financial Officer
(Principal Financial Officer)