Form 10-Q
period 2016-03-31
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2016-05-05
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2016
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

On April 28, 2016, there were 61,127,965 shares outstanding of the Registrant's common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2016

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)
	March 31,	December 31,
	2016	2015
Current assets:
Cash and cash equivalents	$36,646	$56,135
Restricted cash	10,003	10,002
Accounts receivable, net	51,756	61,209
Inventory, net	11,827	10,035
Prepaid expenses and other current assets	12,112	11,574
Income tax receivable	6,856	6,735
Total current assets	129,200	155,690

Property and equipment, net	2,459	2,346
Goodwill	54,865	54,865
Intangible assets, net	262,393	285,943
Other	326	347
Total assets	$449,243	$499,191
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$37,406	$27,772
Accrued allowances	62,483	62,678
Interest payable	6,726	11,903
Treximet Secured Notes - current	-	13,335
Restricted cash payable	10,003	10,002
Other liabilities - current	4,572	6,753
Total current liabilities	121,190	132,443

Convertible notes - long-term	100,818	99,776
Derivative liability	2,371	9,165
Contingent consideration	8,553	14,055
Treximet Secured Notes - long-term	189,278	188,715
Credit facilities - long-term	14,000	15,000
Deferred income tax liability - long-term	65	202
Other liabilities - long-term	4,357	6,738
Total liabilities	440,632	466,094
Commitments and contingencies (notes 1, 3, 6, 7, 10 and 11)
Stockholders' equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 140,000,000 shares authorized, 63,899,899 and 63,874,549 issued and 61,127,965 and 61,112,527 outstanding
at March 31, 2016 and December 31, 2015, respectively	611	611
Additional paid-in capital	228,306	226,837
Treasury stock, at cost, 2,771,934 and 2,762,022 shares held at March 31, 2016
and December 31, 2015, respectively	(5,567)	(5,548)
Accumulated deficit	(214,739)	(188,803)
Total stockholders' equity	8,611	33,097
Total liabilities and stockholders' equity	$449,243	$499,191

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net revenues	$32,469	$33,889
Costs and operating expenses:
Cost of product sales	11,238	11,596
Selling, general and administrative expense	25,950	20,466
Research and development expense	928	994
Depreciation and amortization expense	23,664	18,433
Change in fair value of contingent consideration	(5,502)	-
Restructuring costs	-	1,305
Total costs and operating expenses	56,278	52,794

Loss from operations	(23,809)	(18,905)

Other income (expense):
Interest income	-	56
Foreign currency transaction gain	138	-
Change in fair value of derivative liability	6,794	-
Interest expense	(9,024)	(9,398)
Total other expense, net	(2,092)	(9,342)

Loss before income tax expense (benefit)	(25,901)	(28,247)
Income tax expense (benefit)	35	(4,573)
Net loss	(25,936)	(23,674)

Net loss per common and potential common share
Basic	$(0.42)	$(0.62)
Diluted	$(0.42)	$(0.62)

Weighted-average common and potential common
shares outstanding:
Basic	61,121	38,453
Diluted	61,121	38,453

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(25,936)	$(23,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	114	69
Amortization of intangibles	23,550	18,364
Amortization of deferred financing costs	605	793
Accretion of debt discount	871	-
Interest accretion of notes receivable	-	(48)
Deferred income tax benefit	(137)	(3,231)
Stock compensation expense	1,469	1,871
Fair market value change in derivative liability	(6,794)	-
Fair market value change in contingent consideration	(5,502)	-
(Increase) decrease in operating assets:
Accounts receivable	9,453	(714)
Income taxes	(121)	(1,264)
Inventory	(1,792)	(1,379)
Prepaid expenses and other assets	1,186	645
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	7,453	(3,647)
Accrued allowances	(195)	(867)
Interest payable	(5,177)	(5,347)
Other liabilities	(2,366)	(615)
Net cash used in operating activities	(3,319)	(19,044)

Cash flows from investing activities:
Purchase of software and equipment	(227)	(223)
Net cash used in investing activities	(227)	(223)

Cash flows from financing activities:
Payments on Treximet Secured Notes	(14,908)	-
Net (payments) drawdowns on credit facilities	(1,000)	3,313
Payments on mortgages and capital leases	(16)	(7)
Proceeds from issuance of common stock, net of tax and costs	-	144
Shares withheld for the payment of taxes	(19)	(109)
Net cash provided by (used in) financing activities	(15,943)	3,341

Net decrease in cash and cash equivalents	(19,489)	(15,926)
Cash and cash equivalents, beginning of period	56,135	34,855
Cash and cash equivalents, end of period	$36,646	$18,929

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

The Company's branded products include Treximet®, a medication indicated for the acute treatment of migraine pain and inflammation, Silenor®, a non-controlled substance and approved medication for the treatment of insomnia characterized by difficulty with sleep maintenance and Zohydro ER® with BeadTek, an extended-release opioid agonist indicated for the management of pain.  The Company also has an exclusive license agreement with Osmotica Pharmaceutical Corp. to promote Khedezla®, a prescription medication for major depressive disorder.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim reporting. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2016.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2015, included in Pernix Therapeutics' 2015 Annual Report on Form 10-K filed with the SEC.

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions relating to reporting of the assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period in conformity with U.S. generally accepted accounting principles. Significant estimates of the Company include: revenue recognition, sales allowances such as returns on product sales, government program rebates, customer coupon redemptions, wholesaler/pharmacy discounts, product service fees, rebates and chargebacks, sales commissions, amortization, stock-based compensation, the determination of fair values of assets and liabilities in connection with business combinations, and deferred income taxes. Actual results could differ from these estimates.

Subsequent Events

The Company has evaluated all events and transactions since March 31, 2016. The Company did not have any material recognized or non-recognized subsequent events.

Acquisition of Zohydro ER with BeadTek

On April 24, 2015, the Company, through a wholly owned subsidiary Pernix Ireland Pain Limited ("PIPL") completed the acquisition of the pharmaceutical product line Zohydro ER, including an abuse-deterrent pipeline and all related intellectual property, a supplier contract, an associated liability payable and a specified quantity of inventory associated therewith, from Zogenix, Inc. ("Zogenix"). See Note 12, Business Combinations, for further discussion.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation. The Company reclassified $400,000 of regulatory costs and $120,000 of distribution costs from selling, general and administrative expense to cost of product sales on the unaudited condensed consolidated statements of operations during the three months ended March 31, 2015, respectively. Also, in accordance with Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"), the Company reclassified $1.7 million from Prepaid expenses and other current assets to Treximet Secured Notes - current, $4.0 million from Other assets to Convertible notes - long-term and $6.2 million from Other assets to Treximet Secured Notes - long-term on the unaudited condensed consolidated balance sheet at December 31, 2015.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Pernix's wholly-owned subsidiaries Pernix Therapeutics, LLC, GTA GP, Inc., GTA LP, Inc., Gaine, Inc., Macoven, Respicopea, Inc., Cypress, Cypress' subsidiary, Hawthorn Pharmaceuticals, Inc., Pernix Sleep, Inc., also known as Somaxon Pharmaceuticals, Inc., or Somaxon, Pernix Ireland Limited and Pernix Ireland Pain Limited. Transactions between and among the Company and its consolidated subsidiaries are eliminated.

Fair Value of Financial Instruments

A financial instrument is defined as cash equivalent, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company's financial instruments consist primarily of cash equivalents, notes receivable, and our credit facility. The carrying values of these assets and liabilities approximate their fair value due to their short-term nature.

Significant Customers

The Company's customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company's customers that individually comprised greater than 10% of total gross product sales for the three months ended March 31, 2016 and 2015, or 10% of total accounts receivable as of March 31, 2016 and December 31, 2015.

	Three Months Ended
	March 31,
	2016	2015

McKesson Corporation	36%	46%
AmerisourceBergen Drug Corporation	33%	17%
Cardinal Health, Inc.	25%	29%
Total	94%	92%

	March 31,	December 31,
	2016	2015

McKesson Corporation	40%	46%
AmerisourceBergen Drug Corporation	31%	20%
Cardinal Health, Inc.	24%	27%
Total	95%	93%

Cost of Product Sales

In connection with the acquisitions of Cypress and Somaxon, the Company adjusted the predecessor cost basis, increasing inventory to fair value as required by Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures.  As a result, the Company recorded adjustments to increase the inventory to fair value in the amount of $8.6 million and $695,000 at the time of acquisition for Cypress and Somaxon, respectively.  For the three months ended March 31, 2016 and 2015, $0 and $97,000 of the increase in the basis of the inventory was amortized and included in cost of product sales. The balance remaining of the increase in the basis of the inventory acquired was $0 as of March 31, 2016.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net loss	$(25,936)	$(23,674)

Denominator:
Weighted-average common shares, basic	61,121	38,453
Dilutive effect of stock options	-	-
Weighted-average common shares, diluted	61,121	38,453

Net loss per share, basic and diluted	$(0.42)	$(0.62)

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
4.25% Convertible Notes	11,334	-
8.00% Convertible Notes	-	18,056
Stock options and restricted stock	8,041	2,221
Warrants	469	747
Total potential dilutive effect	19,844	21,024

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

Summary of Assets Recorded at Fair Value

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets that are required to be measured at fair value as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
Money market fund and trust cash sweep investments (1)	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Money market fund and trust cash sweep investments (1)	$4,367	$-	$-	$4,367
Total assets	$4,367	$-	$-	$4,367

(1)	The Company's money market and trust cash sweep investments are included in cash and cash equivalents within the Unaudited Condensed Consolidated Balance Sheets.

The Company's cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third-party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third-party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of March 31, 2016 or December 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2016 and 2015.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature.

Summary of Liabilities Recorded at Carrying Value and Fair Value

The 4.25% Convertible Notes and the Treximet Secured Notes are recorded at carrying value. The derivative liability and contingent consideration are recorded at fair value. Within the hierarchy of fair value measurements, the derivative liability and contingent consideration are Level 3 fair values. The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
4.25% Convertible Notes	$48,889	$100,818	$68,637	$99,776
Derivative liability	2,371	2,371	9,165	9,165
Contingent consideration	8,553	8,553	14,055	14,055
Treximet Secured Notes	157,307	189,278	179,518	202,050
Total	$217,120	$301,020	$271,375	$325,046

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the periods (in thousands).

	March 31,	December 31,
	2016	2015
Derivative liability:
Balance at beginning of year	$9,165	$-
Initial measurement of derivative liability	-	28,480
Remeasurement adjustments - gains included in earnings	(6,794)	(19,315)
Ending balance	$2,371	$9,165

Contingent consideration:
Balance at beginning of year	$14,055	$-
Initial measurement of contingent consideration	-	14,193
Remeasurement adjustments - gains included in earnings	(5,502)	(138)
Ending balance	$8,553	$14,055

Note 4. Inventory

Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$1,842	$2,047
Work-in-process	1,454	1,425
Finished goods	11,988	9,011
Inventory, gross	15,284	12,483
Reserve for obsolescence	(3,457)	(2,448)
Inventory, net	$11,827	$10,035

Note 5. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

Amount
Balance at December 31, 2014	$44,900
Goodwill acquired - Zohydro	180
Measurement period adjustments - Zohydro	6,949
Measurement period adjustments - Treximet	2,836
Balance at December 31, 2015	54,865
Goodwill acquired	-
Measurement period adjustments	-
Balance at March 31, 2016	$54,865

Intangible assets consist of the following (dollars in thousands):

		As of March 31, 2016
	Weighted	Gross Carrying	Accumulated	Net Carrying
	Average Life	Amount	Amortization	Amount
Unamortized intangible assets:
In-process research and development	Indefinite	$26,500	$-	$26,500
Total unamortized intangible assets		26,500	-	26,500

Amortized intangible assets:
Brand	8.0 years	3,887	(2,915)	972
Product licenses	10.0 years	7,522	(5,634)	1,888
Acquired developed technologies	7.7 years	380,837	(147,804)	233,033
Total amortized intangible assets		392,246	(156,353)	235,893

Total intangible assets		$418,746	$(156,353)	$262,393

		As of December 31, 2015
	Weighted	Gross Carrying		Accumulated	Net Carrying
	Average Life	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
Trademark rights	Indefinite	$400	$(400)	$-	$-
In-process research and development	Indefinite	29,500	(3,000)	-	26,500
Total unamortized intangible assets		29,900	(3,400)	-	26,500

Amortized intangible assets:
Patents	11.0 years	500	(106)	(394)	-
Brand	8.0 years	3,887	-	(2,794)	1,093
Product licenses	10.5 years	17,581	(10,059)	(5,542)	1,980
Non-compete and supplier contracts	5.6 years	6,337	-	(6,337)	-
Acquired developed technologies	4.1 years	391,624	(10,787)	(124,467)	256,370
Total amortized intangible assets		419,929	(20,952)	(139,534)	259,443

Total intangible assets		$449,829	$(24,352)	$(139,534)	$285,943

As of March 31, 2016, the weighted average remaining life for our definite-lived intangible assets in total was approximately 7.8 years.

In connection with the acquisition of the Zohydro ER acquisition (see Note 12, Business Combinations, for further information), the Company recorded, at fair value, intangible assets consisting of intellectual property valued at $98.8 million and in-process research and development ("IPR&D") intangibles valued at $4.2 million.  Intellectual property will be amortized on a straight-line basis over 18.3 years. IPR&D will be amortized on a straight-line basis over its useful life once the receipt of regulatory approval is obtained.

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

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows (in thousands):

Amount
2016 (April - December)	$62,223
2017	81,297
2018	15,706
2019	6,300
2020	6,213
Thereafter	64,154
Total	$235,893

Amortization expense was $23.6 million and $18.4 million for the three months ended March 31, 2016 and 2015, respectively.

Note 6. Accrued Allowances

Accrued allowances consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued returns allowance	$13,020	$11,896
Accrued price adjustments	43,389	44,100
Accrued government program rebates	6,074	6,682
Total	$62,483	$62,678

Note 7. Debt

Debt consists of the following (in thousands):

	March 31,	December 31,
	2016	2015
Wells Fargo Credit Facility	$14,000	$15,000
4.25% Convertible Notes	100,818	99,776
Treximet Secured Notes	189,278	202,050
Total outstanding debt	304,096	316,826
Less current portion	-	13,335
Long term debt outstanding	$304,096	$303,491

Credit Facilities:

Wells Fargo

On August 21, 2015, the Company entered into a Credit Agreement with Wells Fargo, National Association, as Administrative Agent and the lenders party thereto for a $50.0 million, three-year senior secured revolving credit facility (the "Wells Fargo Credit Facility"), which may be increased by an additional $20.0 million in the lenders' discretion.

The Company's obligations under the Wells Fargo Credit Facility are secured by, among other things, the Company's and certain subsidiaries' inventory and accounts receivable, and are guaranteed by certain of the Company's subsidiaries. As of March 31, 2016 and December 31, 2015, $14.0 million and $15.0 million, respectively, were outstanding under the Wells Fargo Credit Facility and classified as Credit facilities - long-term on the unaudited condensed consolidated balance sheets. Availability of borrowings under the Wells Fargo Credit Facility from time to time is subject to a borrowing base calculation based upon a valuation of the Company's eligible inventories and eligible accounts receivable, each multiplied by an applicable advance rate. Borrowing availability under the Wells Fargo Credit Facility was $10.8 million as of March 31, 2016. Borrowings under the Wells Fargo Credit Facility will bear interest at the rate of LIBOR plus 1.5% to LIBOR plus 2.0%. The applicable interest rate margin percentage will be determined by the average daily availability of borrowings under the Wells Fargo Credit Facility. In addition, the Company is required to pay a commitment fee on the undrawn commitments under the Wells Fargo Credit Facility from time to time at an applicable rate of 0.25% per annum according to the average daily balance of borrowings under the Wells Fargo Credit Facility during any month. The Wells Fargo Credit Facility contains representations and warranties, affirmative, restrictive and financial covenants, and events of default (applicable to the Company and certain of its subsidiaries) which are customary for credit facilities of this type. The effective interest rate was 5.3% at March 31, 2016.

MidCap Funding V, LLC

On August 21, 2015, the Company terminated the Amended and Restated Credit Agreement, dated as of May 8, 2013, as amended, by and among MidCap Funding IV, LLC, and certain subsidiaries of the Company and repaid all outstanding loans thereunder (the "MidCap Credit Facility"). The MidCap Credit Facility provided for a $20.0 million revolving loan commitment and a $20.0 million uncommitted accordion feature. The obligations under the MidCap Credit Facility were secured by a first priority security interest in the Company's accounts, inventory, deposit accounts, securities accounts, securities entitlements, permits and cash and bore interest at a rate equal to the sum of the LIBOR (with a floor of 1.5%) plus an applicable margin of 7.50% per annum. The MidCap Credit Facility has been closed and has been replaced with the Wells Fargo Credit Facility.

Convertible Notes:

4.25% Convertible Notes

On April 22, 2015, the Company issued $130.0 million aggregate principal amount 4.25% Convertible Senior Notes (the "4.25% Convertible Notes"). The 4.25% Convertible Notes mature on April 1, 2021, unless earlier converted, redeemed or repurchased. The Company received net proceeds from the sale of the 4.25% Convertible Notes of $125.0 million, after deducting placement agent fees and commissions and offering expenses payable by the Company. Interest on the 4.25% Convertible Notes is payable on April 1 and October 1 of each year, beginning October 1, 2015. The discounted note balance of $104.7 million and $103.8 million is recorded as long-term debt on the unaudited condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015, respectively.

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

The Company is required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. During April 2015, the Company recorded the bifurcated conversion option valued at $28.5 million as a derivative liability, which created a discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period, while the discount created on the 4.25% Convertible Notes is accreted as interest expense over the life of the debt. The derivative liability is valued at $2.4 million and $9.2 million as of March 31, 2016 and December 31, 2015, respectively. If the Company obtains shareholder approval to remove the contractual limit on the number of shares that may be delivered to settle the conversion of the 4.25% Convertible Notes, the conversion feature may meet an exception from derivative accounting and no longer require separate accounting as a bifurcated derivative. As the conversion feature is accounted for as a bifurcated derivative liability, the Company was not required to consider whether the cash conversion or beneficial conversion guidance contained in ASC 470-20, Debt with Conversion and Other Options, is applicable to the 4.25% Convertible Notes.

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

Interest expense was $2.3 million and $0 for the three months ended March 31, 2016 and 2015, respectively, related to the 4.25% Convertible Notes. Change in fair value of derivative liability was income of $6.8 million and $0 for the three months ended March 31, 2016 and 2015, respectively. Accrued interest on the 4.25% Convertible Notes was approximately $2.8 million and $1.4 million as of March 31, 2016 and December 31, 2015, respectively. The Company recorded debt issuance costs of $5.0 million, which are being amortized using the effective interest method. As of March 31, 2016, $657,000 and $3.9 million are recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets and Convertible Notes - long-term, respectively, in accordance with ASU 2015-03. As of March 31, 2016 and December 31, 2015, the Company had outstanding borrowings of $130.0 million related to the 4.25% Convertible Notes, respectively.

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

Interest expense was $0 and $1.3 million for the three months ended March 31, 2016 and 2015, respectively related to the 8.00% Convertible Notes. As of March 31, 2016 and December 31, 2015, the Company had outstanding borrowings of $0 related to the 8.00% Convertible Notes, respectively. Interest expense of $547,000 that accrued during the year ended December 31, 2015 was forfeited and recorded in additional paid-in capital. During the year ended December 31, 2015, the Company recorded the remaining $5.4 million unamortized deferred financing costs related to the 8.00% Convertible Notes in additional paid-in capital.

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

The Treximet Secured Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year (each, a "Payment Date"), beginning on February 1, 2015. On each Payment Date, commencing August 1, 2015, the Company began paying installments of principal of the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date). At each month-end beginning with January 2015, the net sales of Treximet will be calculated, the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment must be paid at that time. The balance outstanding on the Treximet Secured Notes, or the full amount of the $195.1 million remaining principal due of the notes will be due on the maturity date of the Treximet Secured Notes which is August 1, 2020. As of March 31, 2016 and December 31, 2015, the Company classified $0 and $15.0 million, respectively, of the Treximet Secured Notes as a current liability.

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

Interest expense related to the Treximet Secured Notes was $6.0 million and $6.6 million, for the three months ended March 31, 2016 and 2015, respectively. Accrued interest on the Treximet Secured Notes was approximately $3.9 million and $10.5 million as of March 31, 2016 and December 31, 2015, respectively. The Company recorded debt issuance costs of $7.8 million, which are being amortized using the effective interest method. As of March 31, 2016, $1.3 million and $4.4 million are recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets and Treximet Secured Notes - long-term, respectively, in accordance with ASU 2015-03.

On April 13, 2015, the Company furnished to the holders of the Treximet Secured Notes a Consent Solicitation Statement (the "Consent Solicitation"). The Consent Solicitation sought the consent of the holders of a majority of the principal amount of the Treximet Secured Notes to amend the Indenture, dated August 19, 2014 (the "Indenture"), among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, that governs the Treximet Secured Notes to allow the Company to, among other things, incur up to $42.2 million of additional debt (the "Indenture Amendments") in exchange for a consent fee in cash equal to 1% of the principal amount of consenting Treximet Secured Notes (the "Consent Fees"). Through April 28, 2015, the Company received consent to the Indenture Amendments from holders representing approximately 98% of the principal amount of the Notes, and subsequently paid the holders approximately $2.2 million during the year ended December 31, 2015. The cost of inducement of $403,000 and $1.4 million is recorded in prepaid expenses and other current assets and Treximet Secured Notes - long-term, respectively, in accordance with ASU 2015-03, on the unaudited condensed consolidated balance sheet at March 31, 2016 and are being amortized using the effective interest method.

The following table represents the future maturity schedule of the outstanding debt and line of credit (in thousands):

Amount
2016	$-
2017	-
2018	14,000
2019	-
2020	195,079
Thereafter	130,000
Total maturities	339,079
Less:
Note discount	(25,323)
Deferred financing costs	(9,660)
Total outstanding debt	$304,096

Note 8. Stockholders' Equity

Warrants

As of March 31, 2016, the Company has approximately 469,000 outstanding warrants in connection with the acquisition of Somaxon in March 2013.

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

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing mode were as follows:

	Three Months Ended
	March 31,
	2016	2015
Weighted average expected
stock price volatility	71.0%	73.7%
Estimated dividend yield	-%	-%
Risk-free interest rate	1.4%	1.6%
Expected life of option (in years)	6.2	6.3
Weighted average grant date
fair value per option	$1.37	$6.76

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

Stock-based compensation expense was $1.5 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively. Stock-based compensation expense for the periods presented is included within the selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

Stock Options

As of March 31, 2016, approximately 9.6 million options are outstanding that have been issued to current officers and employees under the Company's 2007 Stock Option Plan, the 2009 Plan and the 2015 Plan. As of March 31, 2016, there was approximately $16.5 million of total unrecognized compensation cost related to non-vested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 3.0 years.

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

The Company utilized a Monte Carlo Simulation to determine the grant date fair value of the awards. Compensation expense is recognized over the performance period of each tranche in accordance with ASC 718, Compensation - Stock Compensation. For the three months ended March 31, 2016 and 2015, the Company recorded $23,000 and $0 of share-based compensation expense related to these options, respectively.

The following table shows the option activity, described above, during the three months ended March 31, 2016 (share and intrinsic values in thousands):

			Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Shares	Price	(years)	Value
Options Outstanding at December 31, 2015	7,030	$5.54
Granted	2,917	2.14
Exercised	-	-		$-
Cancelled	(302)	5.92
Expired	-	-
Options outstanding at March 31, 2016	9,645	$4.50	8.9	$-
Options vested and expected to
vest as of March 31, 2016	8,427	$4.55	8.8	$-
Options vested and exercisable as of March 31, 2016	1,796	$5.00	7.7	$-

Restricted Stock

The following table shows the Company's non-vested restricted stock activity during the three months ended March 31, 2016 (share and intrinsic values in thousands):

		Weighted Average	Aggregate
		Grant Date Fair	Intrinsic
	Shares	Value	Value
Non-vested restricted stock outstanding at December 31, 2015	56	$3.00
Granted	-	-
Vested	(25)	3.00	$49
Forfeited	-	-
Non-vested restricted stock outstanding at March 31, 2016	31	$3.00

As of March 31, 2016, there was $0 of total unrecognized compensation cost related to non-vested restricted stock issued to employees and directors of the Company due to the acceleration of restricted stock expense related to the restructuring during the year ended December 31, 2015.

Note 9. Income Taxes

The Company reported an income tax expense of $35,000 and a benefit of $4.6 million for the three months ended March 31, 2016 and 2015, respectively. The Company's effective tax rate was 0.1% for the three months ended March 31, 2016, compared to an estimated annual effective rate of 16.2% for the three months ended March 31, 2015. The change in tax rate for the quarter ended March 31, 2016 was primarily due to the Company having a full valuation allowance as of and for the three months ended March 31, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All deferred tax assets are subject to a full valuation allowance as of December 31, 2015.

The Company evaluates the realizability of its U.S. net deferred tax assets based on all available evidence, both positive and negative, on a quarterly basis. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that due to recent losses there is a continued need for a full valuation allowance against the all of the Company's deferred tax assets as of March 31, 2016.

Our gross deferred tax assets are comprised primarily of U.S. Federal net operating losses and accruals. A full valuation allowance is recorded against these deferred tax assets as of December 31, 2015. A substantial portion of the deferred tax liability at March 31, 2016 relates to the difference between the financial statement and tax basis of the intangibles acquired in the Cypress acquisition. The deferred tax liability related to these Cypress intangibles is reduced on an annual basis by the financial statement amortization of such intangibles.

Income tax returns subject to review by taxing authorities include 2012, 2013 and 2014.

Note 10. Commitments and Contingencies

Legal Proceedings

The Company is subject to various claims and litigation arising in the ordinary course of business. The Company is currently involved in an arbitration proceeding with GSK. GSK has claimed that the Company owes GSK damages relating to an alleged breach by the Company of a covenant contained in the Asset Purchase and Sale Agreement dated as of May 13, 2014 by and among GSK and its affiliates and the Company pertaining to a pre-existing customer agreement. The Company has asserted counterclaims, defenses and claims related to breaches of a Supply Agreement between the parties. The Company and GSK have entered into an Interim Settlement Agreement under which the Company will continue to make payments to GSK and escrow additional funds and pursuant to which the parties have submitted the matter to binding arbitration. The Company has paid to GSK approximately $10.3 million through March 31, 2016 and has deposited an additional approximately $6.2 million into an escrow account on account of the settlement of disputed amounts. The amounts paid by the Company to GSK and escrowed represent approximately 57% of the amounts GSK claims are owed to them as a result of the Company's alleged breach. The amounts paid and escrowed by the Company for GSK claims are consistent with the amounts accrued by the Company for managed care rebates and fees during the three months ended March 31, 2016 and 2015. An arbitration hearing was held in April 2016 and a second hearing is scheduled for August 2016. A decision by the arbitrators is expected in October 2016. While the Company intends to vigorously contest GSK's allegations that its damages are a result of the Company's breach and that they are compensable under the Asset Purchase and Sale Agreement or otherwise, any material liability resulting from this claim could negatively impact the Company's financial results.

Other Commitments and Contingencies

In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor. As of March 31, 2016, remaining payment obligations owed under these settlement agreements are $1.5 million. The balance is payable in equal annual installments of $250,000 through 2019, and a payment of $500,000, payable in 2017. The current portion is recorded in other liabilities - current and the non-current portion is recorded in other liabilities - long-term on the Company's unaudited condensed consolidated balance sheets as of March 31, 2016.

During the first quarter of 2014, the Company settled all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by the Company. As part of the settlement, the Company agreed to pay $12.0 million, payable in annual amounts of $2.0 million until the settlement is paid in full. As of March 31, 2016, the net present value of remaining payment obligations owed under this settlement agreement are $5.2 million. The current portion is recorded in other liabilities - current and the non-current portion is recorded in other liabilities - long-term on the Company's unaudited condensed consolidated balance sheet as of March 31, 2016.

In connection with the acquisition of Treximet, the Company is responsible for the payment of royalties to Pozen of 18% of Treximet net sales with quarterly minimum royalty amounts of $4.0 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.

Note 11. Restructuring

On March 16, 2015, the Company decided to institute an initiative to restructure operations and shut down the Charleston, South Carolina site. This step was done to consolidate operations within the Company's headquarters located in Morristown, New Jersey.

During the three months ended March 31, 2016 and 2015, the Company incurred $0 and $1.3 million, respectively, related to the restructuring. The charge during the three months ended March 31, 2015 was comprised of $649,000 in severance related cash expenses, and $656,000 for the modification and accelerated vesting of options and awards under existing employee agreements. Associated severance payments are anticipated to be paid by May 31, 2016.

A summary of accrued restructuring costs, included as a component of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets, is as follows (in thousands):

	December 31, 2015	Charges	Cash	Non-cash	March 31, 2016
Restructuring Costs	$104	$-	$(64)	$-	$40

	December 31, 2014	Charges	Cash	Non-cash	March 31, 2015
Restructuring Costs	$-	$1,305	$-	$-	$1,305

Note 12. Business Combinations

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

The Zohydro ER product line acquisition was accounted for as a business combination in accordance with ASC 805 Business Combinations ("ASC 805"). The Company finalized the purchase price allocation in the quarter ended December 31, 2015 and recorded the measurement period adjustments in accordance with ASU 2015-16. The results of operations of the acquired Zohydro ER product line, along with the estimated fair values of the net assets acquired, have been included in the Company's unaudited condensed consolidated financial statements since we acquired Zohydro on April 24, 2015.

Treximet Acquisition

On August 20, 2014, the Company, through a wholly owned subsidiary PIL, formerly known as Worrigan Limited, completed the acquisition of the U.S. intellectual property rights to the pharmaceutical product, Treximet, from GSK. There were no other tangible or intangible assets acquired or liabilities assumed related to Treximet intellectual property from GSK. The total purchase price consisted of an upfront cash payment of $250.0 million and $1.95 million paid to GSK upon receipt of an updated Written Request for pediatric exclusivity from the FDA.  The Company funded this acquisition with $220.0 million in debt, plus approximately $32.0 million from available cash.

The Treximet acquisition was accounted for as a business combination in accordance with ASC 805. The Company finalized the purchase price allocation in the quarter ended September 30, 2015 and recorded the measurement period adjustments in accordance with ASU 2015-16.

Note 13. Supplemental Cash Flow Information
	Three Months
	Ended March 31,
	2016	2015
Supplemental disclosures of Cash Flow Information:
Cash paid for income taxes, net	$157	$67
Cash paid for interest	12,600	13,896

Note 14. Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-09 on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB Accounting Standards Codification ("ASC") Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016- 02 on its financial statements and related disclosures.

In January 2016, the FASB issued Accounting Standards Update ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The accounting standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the ASC, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date ("ASU 2015-14"). ASU 2015-14 defers the effective date of ASU 2014-09 by one year to December 15, 2017 for fiscal years, and interim periods within those years, beginning after that date and permits early adoption of the standard, but not before the original effective date for fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08") clarifying the implementation guidance on principal versus agent considerations. Specifically, an entity is required to determine whether the nature of a promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The determination influences the timing and amount of revenue recognition. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently assessing the potential impact of adopting ASU 2014-09, ASU 2016-08 and ASU 2016-10 on its financial statements and related disclosures.

There were no other recent accounting pronouncements that have not yet been adopted by the Company that are expected to have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in "Part I-Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth under "Part I-Item1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three months ended March 31, 2016.

The discussion below contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of current or historical fact, including statements regarding our current expectations of our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities and any other statements about management's future expectations, beliefs, goals, plans or prospects, constitute forward-looking statements. We have tried to identify forward-looking statements by using words such  as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "target," "will," "would" or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the rate and degree of market acceptance of, and our ability and our distribution and marketing partners' ability to obtain reimbursement for, any approved products; our ability to successfully execute our sales and marketing strategy, including to continue to successfully recruit and retain sales and marketing personnel in the U.S.; our ability to obtain additional financing; our ability to maintain regulatory approvals for our products; the accuracy of our estimates regarding expenses, future revenues and capital requirements; our ability to manage our anticipated future growth; the ability of our products to compete with generic products as well as new products that may be developed by our competitors; our ability and our distribution and marketing partners' ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products; the performance of our manufacturers, over which we have limited control; our ability to obtain and maintain intellectual property protection for our products; our ability to operate our business without infringing the intellectual property rights of others; the success and timing of our clinical development efforts; the loss of key scientific or management personnel; regulatory developments in the U.S. and foreign countries; our ability to either acquire or develop and commercialize other product candidates in addition to our current products and other risks detailed above in "Part I-Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three months ended March 31, 2016.

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

Our branded products include Treximet, a medication indicated for the acute treatment of migraine attacks, with or without aura, in adults, Zohydro ER with BeadTek, an extended- release opioid agonist indicated for the management of pain, Silenor, a non-controlled substance and approved medication indicated for the treatment of insomnia characterized by difficulty with sleep maintenance. During the third quarter of 2015, we engaged a contract sales team to promote Cedax, an antibiotic for middle ear infections. The term of this agreement covers the cough and cold season and can be renewed each year. We also sell Khedezla, for major depressive disorder through an Exclusive License Agreement with Osmotica Pharmaceutical Corp. See Part I, Item 1 - Business included in our Annual Report on Form 10-K for additional information regarding our products and product candidates.

Quarterly Update
  On February 23, 2016, the U.S. Patent Office issued U.S. Patent No. 9,265,760 ("the '760 Patent"), which is listed in the Orange Book as covering Zohydro® ER and expires on July 25, 2033. We are the sole owner of the '760 Patent and are the sole distributor of Zohydro® ER in the United States. As discussed in our Annual Report on Form 10-K, Actavis and Alvogen ("Defendants") each filed Abbreviated New Drug Applications ("ANDAs") with the FDA seeking approval of proposed generic versions of Zohydro® ER in 10, 15, 20, 30, 40, and 50 mg dosage strengths, and litigation regarding those ANDAs is ongoing in the District of Delaware. We brought suit against Defendants in the District of Delaware on March 4, 2016, seeking declaratory judgment of infringement of the '760 Patent. The complaints in those matters were served on March 7, 2016.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,		Increase /
	2016	2015	Decrease

Net revenues	$32,469	$33,889	-4%
Operating expenses
Cost of product sales	11,238	11,596	-3%
Selling, general and administrative expense	25,950	20,466	27%
Research and development expense	928	994	-7%
Depreciation and amortization expense	23,664	18,433	28%
Change in fair value of contingent consideration	(5,502)	-	*
Restructuring costs	-	1,305	-100%
Other income (expense):
Interest income	-	56	-100%
Foreign currency transaction gain	138	-	*
Change in fair value of derivative liability	6,794	-	*
Interest expense	(9,024)	(9,398)	-4%
Income tax expense (benefit)	35	(4,573)	-101%

*   Comparison to prior period is not meaningful.

Comparison of Three Months Ended March 31, 2016 and 2015

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

The following table sets forth a summary of our net revenues for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,		Increase /
	2016	2015	Decrease
Treximet	$16,258	$20,986	-23%
Silenor	3,596	5,002	-28%
Zohydro	5,495	-	*
Other	7,012	7,594	-8%
Net product sales	32,361	33,582	-4%
Co-promotion and other revenue	108	307	-65%
Total net revenues	$32,469	$33,889	-4%

*   Comparison to prior period is not meaningful.

Net revenues decreased $1.4 million or 4% during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Treximet net sales decreased by $4.7 million or 23% during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to a volume decrease and higher revenue deductions for managed care rebates.  Silenor net sales decreased by $1.4 million, or 28%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in sales of Silenor was primarily driven by a decrease in sales volume and higher managed care rebates paid. Zohydro was acquired in April 2015 with the first sale occurring on May 4, 2015. Net product sales - other decreased by $582,000, or 8%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Declining net product sales - other was due to (i) the discontinuation of certain less profitable products, primarily generics, and certain OTC monograph seasonal cough and cold products and (ii) the termination of certain contracts pursuant to which we marketed and distributed products for others and invoiced those sales. The decrease in net product sales - other was partially offset by price increases on certain products. Co-promotion and other revenue decreased by $199,000 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in co-promotion and other revenue was primarily attributable to the termination of the co-promotion agreement on Omeclamox.

Cost of Product Sales

Cost of product sales decreased by $358,000, or 3%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease in cost of product sales is primarily due to lower royalty expenses based on decreased net sales.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $5.5 million, or 27%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The increase was driven primarily by selling and marketing costs for Zohydro ER with BeadTek, which was acquired in April 2015.

Research and Development Expense

Research and development expense decreased by $66,000 during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was related to the timing of on-going work for new formulations of Treximet and Zohydro.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $5.2 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily a result of a $4.0 million increase of amortization related to the acquisition of Zohydro ER with BeadTek in April 2015.

Change in Fair Value of Contingent Consideration

For the acquisition of Zohydro ER, we recorded $14.2 million of contingent consideration. The fair value of the contingent consideration linked to FDA approval was $2.7 million and the fair value of the contingent consideration linked to achievement of the net sales target was $11.5 million. As of March 31, 2016, the current fair value of the contingent consideration is approximately $8.6 million. We recorded a benefit of $5.5 million as change in fair value of contingent consideration in the three months ended March 31, 2016.

Restructuring Costs

Restructuring costs were $1.3 million during the three months ended March 31, 2015. Restructuring costs are related to the initiative to restructure operations and shut down the Charleston, South Carolina site during the three months ended March 31, 2015.

Change in Fair Value of Derivative Liability

We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period. We recorded a benefit of $6.8 million as change in fair value of derivative liability in other expense, net in the three months ended March 31, 2016.

Interest Expense

Interest expense decreased by $374,000, or 4%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was primarily due to the principal payments related to our $220.0 million Treximet Secured Notes, issued in August 2014 which reduced interest expense by $599,000 during the three months ended March 31, 2016.

Income Tax Expense

During the three months ended March 31, 2016, we recognized an income tax expense of $35,000. During the three months ended March 31, 2015, we recognized an income tax benefit of $4.6 million. The change in tax rate for the three months ended March 31, 2016 was primarily related to a change in our judgment that, based on the evaluation of all available evidence, our deferred tax assets are not more likely than not realizable, which resulted in a valuation allowance recorded against our deferred tax assets.

Non-GAAP Financial Measures

To supplement our financial results determined by U.S. generally accepted accounting principles ("GAAP"), we have also disclosed in the tables below the following non- GAAP information: (a) adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") and (b) adjusted EBITDA per basic and diluted common share. This financial measure excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. These non-GAAP financial measures exclude depreciation and amortization, net interest, taxes, net revenue adjustments, deal expenses, share-based compensation expense, amortization of inventory step-up included in cost of product sales, severance expenses and restructuring costs (comprehensively "Adjustment Items"). In addition, from time to time in the future there may be other items that we may exclude for the purposes of our non-GAAP financial measures; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of our non-GAAP financial measures. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude amounts that management and the board of directors do not consider part of core operating results or that are non-recurring when assessing the performance of the organization. We believe that inclusion of these non-GAAP financial measures provides consistency and comparability with past reports of financial results and provides consistency in calculations by outside analysts reviewing our results. Accordingly, we believe these non-GAAP financial measures are useful to investors in allowing for greater transparency of supplemental information used by management.

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

Reconciliation of GAAP reported net loss to adjusted EBITDA and the related per share amounts are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
GAAP net loss	$(25,936)	$(23,674)
Adjustments:
Interest expense, net	9,024	9,342
Depreciation and amortization	23,664	18,433
Income tax expense (benefit)	35	(4,573)
EBITDA	6,787	(472)
Net revenue adjustments (1)	-	303
Cost of product sales adjustments (2)	-	97
Selling, general and administrative adjustments (3)	1,146	3,358
Change in fair value of contingent consideration	(5,502)	-
Change in fair value of derivative liability	(6,794)	-
Foreign currency transaction gain	(138)	-
Restructuring costs (4)	-	1,305
Adjusted EBITDA	$(4,501)	$4,591

(1)	To exclude impact on returns from FDA reclass of Hydrocodone products from C3 to C2 classification of $0 and $303,000, for the three months ended March 31, 2016 and 2015, respectively.
(2)	To exclude amortization of inventory step-up from acquisitions.
(3)

To exclude deal costs of $142,000 and $742,000; stock compensation expense of $1.5 million and $1.2 million; severance expense of $490,000 and $0; and litigation settlement expenses of ($956,000) and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.

(4)	To exclude the cost related to the initiative to restructure operations and shut down the Charleston, South Carolina site.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $36.6 million, borrowing availability of $10.8 million under our $50.0 million credit agreement, which may be increased by an additional $20.0 million in the lenders' discretion. Our debt included $195.1 million aggregate principal amount of our 12.0% Treximet Secured Notes issued August 19, 2014 and due August 1, 2020 ("Treximet Secured Notes") and $130.0 million aggregate principal amount of our 4.25% Convertible Notes, issued April 22, 2015 and due April 1, 2021, ("4.25% Convertible Notes") unless earlier converted.

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

On each Payment Date, commencing August 1, 2015, the Company will pay an installment of principal on the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date). Pursuant to the August 2014 Indenture the first principal payment was due on August 1, 2015 and was calculated on net sales for the first and second quarters of 2015, less interest paid during those same two quarters. At each month-end beginning during January 2015, the net sales of Treximet will be calculated, and the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment will be paid at that time. The balance outstanding on the Treximet Secured Notes will be due on the maturity date of the Treximet Secured Notes, which is August 1, 2020.  Based on the calculation of the principal payments as described, the Company has recorded $195.1 million of Treximet Secured Notes as long-term debt and $0 as short-term debt as of March 31, 2016.

As of March 31, 2016, we believe that our existing cash balance, cash from operations and funds remaining available under our Wells Fargo Credit agreement of $50.0 million, which may be increased by an additional $20.0 million in the lenders' discretion will be sufficient to fund our existing level of operating expenses, current development activities, non-operating payments of debt, interest, accrued settlement and arbitration payments and general capital expenditure requirements through at least the next year.

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

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2016, and 2015 (in thousands).

	Three Months Ended
	March 31,
Cash (used in) provided by	2016	2015
Operating activities	$(3,319)	$(19,044)
Investing activities	(227)	(223)
Financing activities	(15,943)	3,341
Net decrease in cash and cash equivalents	$(19,489)	$(15,926)

Comparison of the Three Months Ended March 31, 2016 and 2015

Net cash used in operating activities

Net cash used in operating activities during the three months ended March 31, 2016 was $3.3 million, a decrease of $15.7 million from cash used in operating activities during the three months ended March 31, 2015 of $19.0 million. The cash used in operating activities during the three months ended March 31, 2016 was driven by the net loss of $25.9 million. This use was partially offset by non-cash expenses totaling $14.2 million and net changes in operating assets/liabilities of $8.4 million. The $19.0 million used in operating activities during the three months ended March 31, 2015 was primarily driven by the net loss of $23.7 million.

Net cash used in investing activities

Net cash used in investing activities during the three months ended March 31, 2016 was $227,000, which was consistent with a use of $223,000 during the three months ended March 31, 2015.

Net cash (used in) provided by financing activities

Net cash used in financing activities during the three months ended March 31, 2016 was $15.9 million. Cash used in financing activities for the three months ended March 31, 2016 was primarily for principal payments on our Treximet Secured Notes. Net cash provided by financing activities was $3.3 million for the three months ended March 31, 2015 and were primarily due to net drawdowns on our outstanding credit facilities.

We have committed to make potential future milestone payments to third parties as part of licensing, distribution, acquisition and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. As the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded, except for the contingent consideration discussed in Note 12, Business Combinations, for the acquisition of Zohydro in April 2015, on our unaudited condensed consolidated balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our revolving credit facility. We do not utilize derivative financial instruments or other market risk-sensitive instruments to manage exposure to interest rate changes. The main objective of our cash investment activities is to preserve principal while maximizing interest income.

The interest rate related to borrowings under our credit facility is a variable rate of LIBOR plus 1.5% to LIBOR plus 2.0%.  As of March 31, 2016 we had outstanding borrowings of approximately $14.0 million under our credit facility. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by approximately $140,000.

See Note 7, Debt, to our unaudited condensed consolidated financial statements included within this report for further discussion.

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

Evaluation of Disclosure Controls and Procedures.  As of March 31, 2016, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

Change in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See  Legal Proceedings under Note 10, Commitments and Contingencies, to our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016.

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
(i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015;
(ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015;
(iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 and
(iv) Notes to Condensed Consolidated Financial Statements.

_______________________

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: May 5, 2016	By:	/s/ DOUGLAS L. DRYSDALE
Douglas L. Drysdale
Chairman and Chief Executive Officer and President and Director (Principal Executive Officer)

Date: May 5, 2016	By:	/s/ SANJAY S. PATEL
Sanjay S. Patel Chief Financial Officer
(Principal Financial Officer)