Form 10-Q
period 2016-06-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2016-08-11
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2016

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

On August 4, 2016, there were 85,120,081 shares outstanding of the Registrant's common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2016

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)
	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$29,207	$56,135
Restricted cash	-	10,002
Accounts receivable, net	48,447	61,209
Inventory, net	9,693	10,035
Prepaid expenses and other current assets	11,651	11,574
Income tax receivable	7,030	6,735
Total current assets	106,028	155,690

Property and equipment, net	1,288	2,346
Goodwill	54,366	54,865
Intangible assets, net	240,763	285,943
Other	302	347
Total assets	$402,747	$499,191
Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$25,681	$27,772
Accrued allowances	55,746	62,678
Interest payable	11,173	11,903
Treximet Secured Notes - current	3,789	13,335
Restricted cash payable	-	10,002
Other liabilities - current	4,507	6,753
Total current liabilities	100,896	132,443

Convertible notes - long-term	101,873	99,776
Derivative liability	2,212	9,165
Contingent consideration	4,581	14,055
Treximet Secured Notes - long-term	184,208	188,715
Credit facilities - long-term	14,000	15,000
Deferred income tax liability - long-term	226	202
Other liabilities - long-term	4,461	6,738
Total liabilities	412,457	466,094
Commitments and contingencies (notes 1, 3, 6, 7, 10 and 11)
Stockholders' (deficit) equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 140,000,000 shares authorized, 87,902,468 and 63,874,549 issued and 85,120,081 and 61,112,527 outstanding
at June 30, 2016 and December 31, 2015, respectively	851	611
Additional paid-in capital	240,889	226,837
Treasury stock, at cost, 2,782,387 and 2,762,022 shares held at June 30, 2016
and December 31, 2015, respectively	(5,572)	(5,548)
Accumulated deficit	(245,878)	(188,803)
Total stockholders' (deficit) equity	(9,710)	33,097
Total liabilities and stockholders' (deficit) equity	$402,747	$499,191

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net revenues	$36,746	$46,977	$69,215	$80,866
Cost of product sales	12,194	13,794	23,432	24,870
Gross profit	24,552	33,183	45,783	55,996

Operating expenses:
Selling, general and administrative expense	25,492	24,857	51,442	45,843
Research and development expense	2,499	1,470	3,427	2,464
Depreciation and amortization expense	21,062	22,326	44,726	40,759
Change in fair value of contingent consideration	(3,972)	-	(9,474)	-
Loss from disposal and impairments of assets	1,771	-	1,771	-
Restructuring costs	-	(108)	-	1,197
Total operating expenses	46,852	48,545	91,892	90,263

Loss from operations	(22,300)	(15,362)	(46,109)	(34,267)

Other income (expense):
Interest income	-	54	-	110
Interest expense	(8,937)	(9,733)	(17,961)	(19,131)
Change in fair value of derivative liability	159	8,703	6,953	8,703
Foreign currency transaction (loss) gain	(71)	-	67	-
Cost of inducement	-	(19,500)	-	(19,500)
Total other expense, net	(8,849)	(20,476)	(10,941)	(29,818)

Loss before income tax expense (benefit)	(31,149)	(35,838)	(57,050)	(64,085)
Income tax (benefit) expense	(10)	(3,603)	25	(8,176)
Net loss	$(31,139)	$(32,235)	$(57,075)	$(55,909)

Net loss per common and potential common share
Basic	$(0.47)	$(0.62)	$(0.89)	$(1.23)
Diluted	$(0.47)	$(0.62)	$(0.89)	$(1.23)

Weighted-average common and potential common
shares outstanding:
Basic	66,687	52,399	63,904	45,481
Diluted	66,687	52,399	63,904	45,481

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(57,075)	$(55,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	484	147
Amortization of intangibles	44,261	40,612
Amortization of deferred financing costs	1,214	1,393
Accretion of debt discount	1,752	616
Interest accretion of notes receivable	-	(95)
Deferred income tax benefit	24	(7,424)
Stock compensation expense	2,239	3,085
Fair market value change in derivative liability	(6,953)	(8,703)
Issuance of stock for inducement	-	19,500
Fair market value change in contingent consideration	(9,474)	-
Loss on disposal of fixed assets	35	-
Impairment of fixed assets and intangibles	1,736	-
(Increase) decrease in operating assets:
Accounts receivable	13,291	(2,268)
Income tax receivable	(295)	(457)
Inventory	342	1,414
Prepaid expenses and other assets	1,878	(1,644)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(4,337)	(38)
Accrued allowances	(6,932)	(406)
Interest payable	(730)	2,588
Other liabilities	(2,246)	(2,334)
Net cash used in operating activities	(20,786)	(9,923)

Cash flows from investing activities:
Acquisition of Zohydro ER®	-	(80,927)
Acquisition of supplier contract	(583)	-
Purchase of software and equipment	(949)	(726)
Net cash used in investing activities	(1,532)	(81,653)

Cash flows from financing activities:
Payments on Treximet Secured Notes	(14,908)	-
Net (payments) drawdowns on credit facilities	(1,000)	596
Net proceeds from issuance of Convertible Notes	-	130,000
Payments for financing costs	-	(5,045)
Payment of consent fee	-	(2,150)
Payments on mortgages and capital leases	(31)	(13)
Proceeds from issuance of common stock, net of tax and costs	11,353	276
Shares withheld for the payment of taxes	(24)	(112)
Net cash provided by (used in) financing activities	(4,610)	123,552

Net (decrease) increase in cash and cash equivalents	(26,928)	31,976
Cash and cash equivalents, beginning of period	56,135	34,855
Cash and cash equivalents, end of period	$29,207	$66,831

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Company Overview

Pernix Therapeutics Holdings, Inc. and subsidiaries (collectively, "Pernix", the "Company", "we", "our" and "us") is a specialty pharmaceutical company focused on the acquisition, development and commercialization of prescription drugs, primarily for the United States ("U.S.") market. The Company targets underserved therapeutic areas, such as the central nervous system ("CNS") and Pain, including neurology, psychiatry as well as Pain specialties, and has an interest in expanding into additional specialty segments. The Company promotes its branded products to physicians through its Pernix sales force, and markets its generic portfolio through its wholly owned subsidiaries, Macoven Pharmaceuticals, LLC ("Macoven") and Cypress Pharmaceuticals, Inc. ("Cypress").

The Company's branded products include Treximet®, a medication indicated for the acute treatment of migraine attacks with and without aura, Silenor®, a non-controlled substance and approved medication for the treatment of insomnia characterized by difficulty with sleep maintenance and Zohydro ER® with BeadTek, an extended-release opioid agonist indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles in the United States ("GAAP") and under the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim reporting. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2016.

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

Subsequent Events

The Company has evaluated all events and transactions since June 30, 2016. The Company did not have any material recognized subsequent events but did have the following non-recognized subsequent events.

On July 7, 2016, the Company announced a restructuring of sales force and operations. The reorganization plan included (1) a reduction of 54 sales positions, primarily from the Company's Neurology sales team; (2) prioritization and reorganization of sales territories to reduce the inefficient time that sales representatives spent driving long distances between customers; (3) improvement of the Company's compensation plan to incentivize the field sales staff to increase the frequency of calls on the focused targets; and (4) consolidation of the Neurology and Pain sales forces under one sales management structure to eliminate redundancies. In addition, as part of this initiative, the Company reduced its administrative staff by 6 employees.

On July 26, 2016, the Company announced a reorganization of the Company's senior management team intended to improve Pernix's efficiency, drive profitability and position the Company for future growth. As part of the management change, John Sedor will assume the role of Chief Executive Officer on a permanent basis and pharmaceutical industry veteran, Dr. Graham Miao, who has served as a senior advisor to Pernix's Board of Directors since May, has been appointed as President and Chief Financial Officer. Dr. Miao will report directly to Mr. Sedor and will have responsibility for all functions related to finance, operations, regulatory and scientific affairs.

In addition, Sanjay Patel, Chief Financial Officer, Terence Novak, Chief Operating Officer, and Barry Siegel, Senior Vice President and General Counsel are no longer employed by Pernix. These departures do not reflect any disagreements about the Company's financial results or disclosures.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Pernix's wholly-owned subsidiaries Pernix Therapeutics, LLC, Macoven, Cypress, Cypress' subsidiary, Hawthorn Pharmaceuticals, Inc., Pernix Ireland Limited and Pernix Ireland Pain Limited. Transactions between and among the Company and its consolidated subsidiaries are eliminated.

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

Significant Customers

The Company's customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company's customers that individually comprised greater than 10% of total gross product sales for the three and six months ended June 30, 2016 and 2015, or 10% of total accounts receivable as of June 30, 2016 and December 31, 2015.

Gross Product Sales:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

McKesson Corporation	35%	37%	36%	41%
AmerisourceBergen Drug Corporation	31%	29%	32%	24%
Cardinal Health, Inc.	26%	27%	26%	28%
Total	92%	93%	94%	93%

Accounts Receivable, net:
	June 30,	December 31,
	2016	2015

McKesson Corporation	35%	34%
Cardinal Health, Inc.	29%	28%
AmerisourceBergen Drug Corporation	27%	30%
Total	91%	92%

Cost of Product Sales

In connection with the acquisitions of Cypress and Somaxon, the Company adjusted the predecessor cost basis, increasing inventory to fair value as required by Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures.  As a result, the Company recorded adjustments to increase the inventory to fair value in the amount of $8.6 million and $695,000 at the time of acquisition for Cypress and Somaxon, respectively.  For the three months ended June 30, 2016 and 2015, none of the increase in the basis of the inventory was amortized and included in cost of product sales. For the six months ended June 30, 2016 and 2015, $0 and $97,000, respectively, of the increase in the basis of the inventory was amortized and included in cost of product sales. The balance remaining of the increase in the basis of the inventory acquired was $0 as of June 30, 2016.

Note 2. Earnings per Share

Basic net income (loss) per common share is the amount of net income (loss) for the period divided by the weighted average shares of common stock outstanding during the reporting period. Diluted income (loss) per common share is the amount of income (loss) for the period plus interest expense on convertible debt divided by the sum of weighted average shares of common stock outstanding during the reporting period and weighted average shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares.

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(31,139)	$(32,235)	$(57,075)	$(55,909)

Denominator:
Weighted-average common shares, basic	66,687	52,399	63,904	45,481
Dilutive effect of stock options	-	-	-	-
Weighted-average common shares, diluted	66,687	52,399	63,904	45,481

Net loss per share, basic and diluted	$(0.47)	$(0.62)	$(0.89)	$(1.23)

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
4.25% Convertible Notes	11,334	8,594	11,334	4,383
8.00% Convertible Notes	-	4,365	-	11,073
Stock options and restricted stock	9,035	1,524	8,555	1,804
Warrants	469	136	469	176
Total potential dilutive effect	20,838	14,619	20,358	17,436

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

Summary of Assets Recorded at Fair Value

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets that are required to be measured at fair value as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016
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

The Company's cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third-party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third-party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of June 30, 2016 or December 31, 2015.

As of June 30, 2016 and December 31, 2015, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2016 and 2015.

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

Summary of Liabilities Recorded at Carrying Value and Fair Value

The 4.25% Convertible Notes and the Treximet Secured Notes are recorded at carrying value. The derivative liability and contingent consideration are recorded at fair value. Within the hierarchy of fair value measurements, the derivative liability and contingent consideration are Level 3 fair values. The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of June 30, 2016		As of December 31, 2015
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
4.25% Convertible Notes	$28,180	$101,873	$68,637	$99,776
Derivative liability	2,212	2,212	9,165	9,165
Contingent consideration	4,581	4,581	14,055	14,055
Treximet Secured Notes	149,280	187,997	179,518	202,050
Total	$184,253	$296,663	$271,375	$325,046

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

	As of and for the	As of and for the
	Six months Ended	Year Ended
	June 30, 2016	December 31, 2015
Derivative liability:
Balance at beginning of year	$9,165	$-
Initial measurement of derivative liability	-	28,480
Remeasurement adjustments - gains included in earnings	(6,953)	(19,315)
Ending balance	$2,212	$9,165

Contingent consideration:
Balance at beginning of year	$14,055	$-
Initial measurement of contingent consideration	-	14,193
Remeasurement adjustments - gains included in earnings	(9,474)	(138)
Ending balance	$4,581	$14,055

Note 4. Inventory

Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$1,787	$2,047
Work-in-process	196	1,425
Finished goods	11,407	9,011
Inventory, gross	13,390	12,483
Reserve for obsolescence	(3,697)	(2,448)
Inventory, net	$9,693	$10,035

Note 5. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

Amount
Balance at December 31, 2014	$44,900
Goodwill acquired - Zohydro ER	180
Measurement period adjustments - Zohydro ER	6,949
Measurement period adjustments - Treximet	2,836
Balance at December 31, 2015	54,865
Measurement period adjustments - Zohydro ER	(499)
Balance at June 30, 2016	$54,366

Intangible assets consist of the following (dollars in thousands):

		As of June 30, 2016
	Weighted	Gross Carrying		Accumulated	Net Carrying
	Average Life	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
In-process research and development	Indefinite	$26,500	$-	$-	$26,500
Total unamortized intangible assets		26,500	-	-	26,500

Amortized intangible assets:
Brand	0.0 years	891	(891)	-	-
Product licenses	8.4 years	2,846	-	(1,049)	1,797
Supplier contracts	5.0 years	583	-	(19)	564
Acquired developed technologies	7.7 years	376,237	(611)	(163,724)	211,902
Total amortized intangible assets		380,557	(1,502)	(164,792)	214,263

Total intangible assets		$407,057	$(1,502)	$(164,792)	$240,763

		As of December 31, 2015
	Weighted	Gross Carrying		Accumulated	Net Carrying
	Average Life	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
Trademark rights	Indefinite	$400	$(400)	$-	$-
In-process research and development	Indefinite	29,500	(3,000)	-	26,500
Total unamortized intangible assets		29,900	(3,400)	-	26,500

Amortized intangible assets:
Patents	11.0 years	500	(106)	(394)	-
Brand	8.0 years	3,887	-	(2,794)	1,093
Product licenses	10.5 years	17,581	(10,059)	(5,542)	1,980
Non-compete and supplier contracts	5.6 years	6,337	-	(6,337)	-
Acquired developed technologies	4.1 years	391,624	(10,787)	(124,467)	256,370
Total amortized intangible assets		419,929	(20,952)	(139,534)	259,443

Total intangible assets		$449,829	$(24,352)	$(139,534)	$285,943

As of June 30, 2016, the weighted average remaining life for our definite-lived intangible assets in total was approximately 7.7 years.

In connection with the Zohydro ER acquisition (see Note 12, Business Combinations, for further information), the Company recorded, at fair value, intangible assets consisting of intellectual property valued at $98.8 million and in-process research and development ("IPR&D") intangibles valued at $4.2 million.  Intellectual property will be amortized on a straight-line basis over 18.3 years. IPR&D will be amortized on a straight-line basis over its useful life once the receipt of regulatory approval is obtained.

During 2016, the Company recorded impairment charges of approximately $891,000 against acquired brands and approximately $611,000 against acquired developed technologies. This impairment during the three and six months ended June 30, 2016 was due to a review of the Company's product portfolio which resulted in the discontinuation of products that were not profitable. During 2015, the Company recorded impairment charges of approximately $400,000 against trademark rights, $3.0 million against IPR&D, $106,000 against patents, $10.1 million against product licenses and $10.8 million against acquired developed technologies. The Company decided during the year ended December 31, 2015 to focus its efforts on certain core products and no longer promote certain other products which are not aligned with this business strategy or due to the termination of certain contractual agreements.

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows (in thousands):

Amount
2016 (July - December)	$41,251
2017	80,835
2018	15,608
2019	6,324
2020	6,237
Thereafter	64,008
Total	$214,263

Amortization expense was $20.7 million and $44.3 million for the three and six months ended June 30, 2016, respectively, of which, $19,000 is included in cost of product sales in the unaudited condensed consolidated statements of operations. Amortization expense was $22.2 million and $40.6 million for the three and six months ended June 30, 2015, respectively.

Note 6. Accrued Allowances

Accrued allowances consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued returns allowance	$18,326	$11,896
Accrued price adjustments	31,368	44,100
Accrued government program rebates	6,052	6,682
Total	$55,746	$62,678

Note 7. Debt

Debt, net of discounts and deferred financing costs, consists of the following (in thousands):

	June 30,	December 31,
	2016	2015
Wells Fargo Credit Facility	$14,000	$15,000
4.25% Convertible Notes	101,873	99,776
Treximet Secured Notes	187,997	202,050
Total outstanding debt	303,870	316,826
Less current portion	3,789	13,335
Long term debt outstanding	$300,081	$303,491

Credit Facilities:

Wells Fargo

On August 21, 2015, the Company entered into a Credit Agreement with Wells Fargo, National Association, as Administrative Agent and the lenders party thereto for a $50.0 million, three-year senior secured revolving credit facility (the "Wells Fargo Credit Facility"), which may be increased by an additional $20.0 million in the lenders' discretion.

The Company's obligations under the Wells Fargo Credit Facility are secured by, among other things, the Company's and certain subsidiaries' inventory and accounts receivable, and are guaranteed by certain of the Company's subsidiaries. As of June 30, 2016 and December 31, 2015, $14.0 million and $15.0 million, respectively, were outstanding under the Wells Fargo Credit Facility and classified as Credit facilities - long-term on the unaudited condensed consolidated balance sheets. Availability of borrowings under the Wells Fargo Credit Facility from time to time is subject to a borrowing base calculation based upon a valuation of the Company's eligible inventories and eligible accounts receivable, each multiplied by an applicable advance rate. Borrowing availability under the Wells Fargo Credit Facility was $11.6 million as of June 30, 2016. Borrowings under the Wells Fargo Credit Facility will bear interest at the Company's election at (i) the rate of LIBOR plus 1.5% to LIBOR plus 2.0% or (ii) the Base Rate (as defined in the Wells Fargo Credit Facility) plus 0.5% to the Base Rate plus 1.0%. The applicable interest rate margin percentage will be determined by the average daily availability of borrowings under the Wells Fargo Credit Facility. In addition, the Company is required to pay a commitment fee on the undrawn commitments under the Wells Fargo Credit Facility from time to time at an applicable rate of 0.25% per annum according to the average daily balance of borrowings under the Wells Fargo Credit Facility during any month. The Wells Fargo Credit Facility contains representations and warranties, affirmative, restrictive and financial covenants, and events of default (applicable to the Company and certain of its subsidiaries) which are customary for credit facilities of this type. The effective interest rate was 3.5% at June 30, 2016.

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

Convertible Notes:

4.25% Convertible Notes

On April 22, 2015, the Company issued $130.0 million aggregate principal amount 4.25% Convertible Senior Notes (the "4.25% Convertible Notes"). The 4.25% Convertible Notes mature on April 1, 2021, unless earlier converted, redeemed or repurchased. The Company received net proceeds from the sale of the 4.25% Convertible Notes of $125.0 million, after deducting placement agent fees and commissions and offering expenses payable by the Company. Interest on the 4.25% Convertible Notes is payable on April 1 and October 1 of each year, beginning October 1, 2015. The discounted note balance of $105.6 million and $103.8 million is recorded as long-term debt on the unaudited condensed consolidated balance sheet as of June 30, 2016 and December 31, 2015, respectively.

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

The Company is required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. During April 2015, the Company recorded the bifurcated conversion option valued at $28.5 million as a derivative liability, which created a discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period, while the discount created on the 4.25% Convertible Notes is accreted as interest expense over the life of the debt. The derivative liability is valued at $2.2 million and $9.2 million as of June 30, 2016 and December 31, 2015, respectively. If the Company obtains shareholder approval to remove the contractual limit on the number of shares that may be delivered to settle the conversion of the 4.25% Convertible Notes, the conversion feature may meet an exception from derivative accounting and no longer require separate accounting as a bifurcated derivative. As the conversion feature is accounted for as a bifurcated derivative liability, the Company was not required to consider whether the cash conversion or beneficial conversion guidance contained in ASC 470-20, Debt with Conversion and Other Options, is applicable to the 4.25% Convertible Notes.

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

Interest expense was $2.2 million and $4.5 million for the three and six months ended June 30, 2016, respectively and $1.7 million for the three and six months ended June 30, 2015, respectively, related to the 4.25% Convertible Notes. Change in fair value of derivative liability was income of $159,000 and $7.0 million for the three and six months ended June 30, 2016, respectively and $8.7 million for the three and six months ended June 30, 2015. Accrued interest on the 4.25% Convertible Notes was approximately $1.4 million as of June 30, 2016 and December 31, 2015, respectively. The Company recorded debt issuance costs of $5.0 million, which are being amortized using the effective interest method. As of June 30, 2016, $672,000 and $3.7 million are recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets and Convertible Notes - long-term, respectively, in accordance with ASU 2015-03. As of June 30, 2016 and December 31, 2015, the Company had outstanding borrowings of $130.0 million related to the 4.25% Convertible Notes, respectively.

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

Interest expense was $0 for the three and six months ended June 30, 2016, respectively and $302,000 and $1.6 million for the three and six months ended June 30, 2015, respectively related to the 8.00% Convertible Notes. As of June 30, 2016 and December 31, 2015, the Company had outstanding borrowings of $0 related to the 8.00% Convertible Notes, respectively. Interest expense of $547,000 that accrued during the year ended December 31, 2015 was forfeited and recorded in additional paid-in capital. During the year ended December 31, 2015, the Company recorded the remaining $5.4 million unamortized deferred financing costs related to the 8.00% Convertible Notes in additional paid-in capital.

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

At each month-end beginning with January 2015, the net sales of Treximet will be calculated, the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment must be paid at that time. The remaining balance outstanding on the Treximet Secured Notes will be due on the maturity date, which is August 1, 2020. As of June 30, 2016 and December 31, 2015, the Company classified $5.5 million and $15.0 million, respectively, of the Treximet Secured Notes as a current liability and $189.6 million and $194.9 million as a non-current liability, respectively.

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

The Company may redeem the Treximet Secured Notes at its option, in whole at any time or in part from time to time, on any business day, on not less than 30 days nor more than 60 days' prior notice provided to each holder's registered address. If such redemption was prior to August 1, 2015, the redemption price would have been equal to the greater of (i) the principal amount of the Treximet Secured Notes being redeemed and (ii) the present value, discounted at the applicable treasury rate of the principal amount of the Treximet Secured Notes being redeemed plus 1.00%, of such principal payment amounts and interest at the rate per annum shown above on the outstanding principal balance of the Treximet Secured Notes being redeemed assuming the principal balances were amortized at the times and in the assumed amounts set forth on Schedule A to the August 2014 Indenture. If such redemption occurs (i) on or after August 1, 2015 and prior to August 1, 2016, the redemption price will equal 106% of the outstanding principal amount of August Notes being redeemed plus accrued and unpaid interest thereon, (ii) on or after August 1, 2016 and prior to August 1, 2017, the redemption price will equal 103% of the outstanding principal amount of the August Notes being redeemed plus accrued and unpaid interest thereon and (iii) on or after August 1, 2017, the redemption price will equal 100% of the outstanding principal amount of the Treximet Secured Notes being redeemed plus accrued and unpaid interest thereon.

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

Interest expense related to the Treximet Secured Notes was $5.9 million and $11.9 million, for the three and six months ended June 30, 2016, respectively and $6.6 million and $13.2 million for the three and six months ended June 30, 2015, respectively. Accrued interest on the Treximet Secured Notes was approximately $9.8 million and $10.5 million as of June 30, 2016 and December 31, 2015, respectively. The Company recorded debt issuance costs of $7.8 million, which are being amortized using the effective interest method. As of June 30, 2016, $1.3 million and $4.1 million are recorded on the unaudited condensed consolidated balance sheet in Treximet Secured Notes - current and Treximet Secured Notes - long-term, respectively, in accordance with ASU 2015-03.

On April 13, 2015, the Company furnished to the holders of the Treximet Secured Notes a Consent Solicitation Statement (the "Consent Solicitation"). The Consent Solicitation sought the consent of the holders of a majority of the principal amount of the Treximet Secured Notes to amend the Indenture, dated August 19, 2014 (the "Indenture"), among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, that governs the Treximet Secured Notes to allow the Company to, among other things, incur up to $42.2 million of additional debt (the "Indenture Amendments") in exchange for a consent fee in cash equal to 1% of the principal amount of consenting Treximet Secured Notes (the "Consent Fees"). Through April 28, 2015, the Company received consent to the Indenture Amendments from holders representing approximately 98% of the principal amount of the Notes, and subsequently paid the holders approximately $2.2 million during the year ended December 31, 2015. The cost of inducement of $403,000 and $1.3 million is recorded in Treximet Secured Notes - current and Treximet Secured Notes - long-term, respectively, in accordance with ASU 2015-03, on the unaudited condensed consolidated balance sheet at June 30, 2016 and are being amortized using the effective interest method.

The following table represents the future maturity schedule of the outstanding debt and line of credit at June 30, 2016 (in thousands):

Amount
2016	$5,498
2017	-
2018	14,000
2019	-
2020	189,581
Thereafter	130,000
Total maturities	339,079
Less:
Note discount	(24,442)
Deferred financing costs	(10,767)
Total outstanding debt	$303,870

Note 8. Stockholders' Equity

Controlled Equity Offering.

On November 7, 2014, the Company entered into a controlled equity offering sales agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to $100,000,000, pursuant to an effective registration statement on Form S-3 (No. 333-200005), from time to time through Cantor, acting as agent. The Company will pay Cantor a commission rate of 3.0% of the gross sales price per share of the common stock sold through Cantor as agent under the Sales Agreement.

During the three and six months ended June 30, 2016, the Company sold 23,921,343 shares of common stock under the Sales Agreement, at an average price of approximately $0.52 per share, for gross proceeds of $12.4 million and net proceeds of $12.0 million, after deducting Cantor's commission. The Company received $11.3 million during the six months ended June 30, 2016 and the remaining $700,000 was received in July 2016. As of June 30, 2016, approximately $87.6 million of common stock remained available to be sold under this facility.

Warrants

As of June 30, 2016, the Company has approximately 469,000 outstanding warrants in connection with the acquisition of Somaxon in March 2013.

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

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing mode were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average expected
stock price volatility	78.2%	73.2%	71.7%	73.3%
Estimated dividend yield	-	-	-	-
Risk-free interest rate	1.4%	1.6%	1.4%	1.6%
Expected life of option (in years)	6.2	6.3	6.2	6.3
Weighted average grant date
fair value per option	$0.36	$5.16	$1.26	$5.59

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

Stock-based compensation expense was $770,000 and $2.2 million for the three and six months ended June 30, 2016, respectively and $1.2 million and $3.1 million for the three and six months ended June 30, 2015, respectively. Stock-based compensation expense for the periods presented is included within the selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

Stock Options

As of June 30, 2016, approximately 9.2 million options are outstanding that have been issued to current officers and employees under the Company's 2007 Stock Option Plan, the 2009 Plan and the 2015 Plan. As of June 30, 2016, there was approximately $13.8 million of total unrecognized compensation cost related to non-vested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 2.75 years.

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

The Company utilized a Monte Carlo Simulation to determine the grant date fair value of the Performance Options. Compensation expense is recognized over the performance period of each tranche in accordance with ASC 718, Compensation - Stock Compensation. The Company recorded $12,000 and $35,000 for the three and six months ended June 30, 2016, respectively and $0 for the three and six months ended June 30, 2015 of share-based compensation expense related to these Performance Options.

The following table shows the option activity, described above, during the six months ended June 30, 2016 (share and intrinsic values in thousands):

			Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Shares	Price	(years)	Value
Options Outstanding at December 31, 2015	7,030	$5.54
Granted	3,262	1.97
Exercised	-	-		$-
Cancelled	(1,091)	5.42
Expired	-	-
Options outstanding at June 30, 2016	9,201	$4.29	8.7	$-
Options vested and expected to
vest as of June 30, 2016	8,145	$4.36	8.6	$-
Options vested and exercisable as of June 30, 2016	2,240	$5.25	7.6	$-

Restricted Stock

The following table shows the Company's non-vested restricted stock activity during the six months ended June 30, 2016 (share and intrinsic values in thousands):

		Weighted Average	Aggregate
		Grant Date Fair	Intrinsic
	Shares	Value	Value
Non-vested restricted stock outstanding at December 31, 2015	56	$3.00
Granted	-	-
Vested	(56)	3.00	$63
Forfeited	-	-
Non-vested restricted stock outstanding at June 30, 2016	-	-

As of June 30, 2016, there was $0 of total unrecognized compensation cost related to non-vested restricted stock issued to employees and directors of the Company due to the acceleration of restricted stock expense related to the restructuring during the year ended December 31, 2015.

Note 9. Income Taxes

The Company reported an income tax benefit of $10,000 and tax expense of $25,000 for the three and six months ended June 30, 2016, respectively and a benefit of $3.6 million and $8.2 million for the three and six months ended June 30, 2015, respectively. The Company's effective tax rate was 0.0% for the six months ended June 30, 2016, compared to an estimated annual effective rate of 12.7% for the six months ended June 30, 2015. The change in tax rate for the six months ended June 30, 2016 was primarily due to the Company having a full valuation allowance as of and for the six months ended June 30, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All deferred tax assets are subject to a full valuation allowance as of December 31, 2015.

The Company evaluates the realizability of its U.S. net deferred tax assets based on all available evidence, both positive and negative, on a quarterly basis. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that due to recent losses there is a continued need for a full valuation allowance against all of the Company's deferred tax assets as of June 30, 2016 and December 31, 2015.

Our gross deferred tax assets are comprised primarily of U.S. Federal net operating losses and accruals. A substantial portion of the deferred tax liability at June 30, 2016 relates to the difference between the financial statement and tax basis of the intangibles acquired in the Cypress acquisition. The deferred tax liability related to these Cypress intangibles is reduced on an annual basis by the financial statement amortization of such intangibles.

Income tax returns subject to review by taxing authorities include 2012, 2013 and 2014.

Note 10. Commitments and Contingencies

Legal Proceedings

GlaxoSmithKline Arbitration

The Company is subject to various claims and litigation arising in the ordinary course of business. The Company is currently involved in an arbitration proceeding with GSK. GSK has claimed that the Company owes GSK damages relating to an alleged breach by the Company of a covenant contained in the Asset Purchase and Sale Agreement dated as of May 13, 2014 by and among GSK and its affiliates and the Company pertaining to a pre-existing customer agreement. The Company has asserted counterclaims, defenses and claims related to breaches of a Supply Agreement between the parties. The Company and GSK have entered into an Interim Settlement Agreement under which the Company will continue to make payments to GSK and escrow additional funds and pursuant to which the parties have submitted the matter to binding arbitration. The Company has paid to GSK approximately $10.3 million through June 30, 2016 and has deposited an additional approximately $6.2 million into an escrow account on account of the settlement of disputed amounts. The amounts paid by the Company to GSK and escrowed represent approximately 46% of the amounts GSK claims are owed to them as a result of the Company's alleged breach. The amounts paid and escrowed by the Company for GSK claims are consistent with the amounts accrued by the Company for managed care rebates and fees during the three and six months ended June 30, 2016 and 2015. An arbitration hearing was held in April 2016 and a second hearing is scheduled for October 2016. A decision by the arbitrators is expected no later than February 2017. While the Company intends to vigorously contest GSK's allegations that its damages are a result of the Company's breach and that they are compensable under the Asset Purchase and Sale Agreement or otherwise, any material liability resulting from this claim could negatively impact the Company's financial results.

Recro Gainseville LLC v. Actavis Laboratories FL, Inc., District of Delaware Case Nos. 14-1118, 15-413, and 15-1196; Recro Gainseville LLC v. Alvogen Malta Operations Ltd., District of Delaware Case No. 14-1364

Recro is the owner of U.S. Patent Nos. 6,228,398 ("the '398 Patent") and 6,902,742 ("the '742 Patent"), both of which expire on November 1, 2019, and U.S. Patent No. 9,132,096 ("the '096 Patent"), which expires on September 12, 2034. All three patents (collectively, "the Orange Book Patents") are listed in the United States Food and Drug Administration's ("FDA's") Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations ("Orange Book") as covering Zohydro ER. Actavis and Alvogen each filed Abbreviated New Drug Applications ("ANDAs") with the FDA seeking approval of proposed generic versions of Zohydro ER in 10, 15, 20, 30, 40, and 50 mg dosage strengths. Those ANDAs and amendments thereto contained certifications asserting that the Orange Book Patents are invalid and not infringed. Pursuant to the Hatch-Waxman Act, Recro brought suit against Actavis on September 3, 2014 and May 21, 2015 for declaratory judgment of infringement of the '398 and '742 Patents, and on December 23, 2015 for declaratory judgment of infringement of the '096 Patent. In response, Actavis filed counterclaims seeking declaratory judgments of noninfringement and invalidity of all three Orange Book Patents. Pursuant to the Hatch-Waxman Act, Recro brought suit against Alvogen on November 3, 2014 for declaratory judgment of infringement of the '398 and '742 Patents. In response, Alvogen filed counterclaims seeking declaratory judgments of noninfringement and invalidity of those two patents. All of these related cases are pending in the United States District Court for the District of Delaware, where they are currently in the expert discovery stage. The Company continues to monitor the cases closely. Trial is currently scheduled to begin on October 3, 2016.

Other Commitments and Contingencies

In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor.  As of June 30, 2016, remaining payment obligations owed under these settlement agreements are $1.5 million. The balance is payable in equal annual installments of $250,000 through 2019, and a payment of $500,000, payable in 2017. The current portion is recorded in other liabilities - current and the non-current portion is recorded in other liabilities - long-term on the Company's unaudited condensed consolidated balance sheets as of June 30, 2016.

During the first quarter of 2014, the Company settled all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by the Company. As part of the settlement, the Company agreed to pay $12.0 million, payable in annual amounts of $2.0 million until the settlement is paid in full. As of June 30, 2016, the net present value of remaining payment obligations owed under this settlement agreement are $5.3 million. The current portion is recorded in other liabilities - current and the non-current portion is recorded in other liabilities - long-term on the Company's unaudited condensed consolidated balance sheet as of June 30, 2016.

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

The Company incurred $0 during the three and six months ended June 30, 2016, and a reduction of $108,000 and a charge of $1.2 million for the three and six months ended June 30, 2015, respectively, related to the restructuring. The charge during the six months ended June 30, 2015 was comprised of $545,000 in severance related cash expenses, and $653,000 for the modification and accelerated vesting of options and awards under existing employee agreements. Associated severance payments were paid by May 31, 2016.

A summary of accrued restructuring costs, included as a component of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets, is as follows (in thousands):

	December 31, 2015	Charges	Cash	Non-cash	June 30, 2016
Restructuring Costs	$104	$-	$(104)	$-	$-

	December 31, 2014	Charges	Cash	Non-cash	June 30, 2015
Restructuring Costs	$-	$1,197	$(28)	$(653)	$516

Note 12. Business Combinations

Consideration paid by the Company for the business it purchased is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recorded as goodwill.

Zohydro ER Acquisition

On April 24, 2015, Pernix completed the acquisition of the pharmaceutical product line, Zohydro ER, including an abuse-deterrent pipeline and all related intellectual property, a favorable supplier contract and an associated liability payable, and a specified quantity of inventory associated therewith, from Zogenix, Inc. ("Zogenix"). There were no other tangible or intangible assets acquired and liabilities assumed related to the Zohydro ER product line from Zogenix. The total purchase price consisted of an upfront cash payment of $80.0 million including a deposit of $10.0 million in an escrow fund, stock consideration of $11.9 million issued in common stock of Pernix, $927,000 for a specified quantity of inventory, and regulatory and commercial milestones of up to $283.5 million including a $12.5 million milestone payment upon approval of ZX007 abuse-deterrent extended-release hydrocodone tablet and up to $271.0 million in potential sales milestones if the Zohydro ER product line achieves certain agreed-upon net sales targets.

The Zohydro ER product line acquisition was accounted for as a business combination in accordance with ASC 805 Business Combinations ("ASC 805"). The Company finalized the purchase price allocation in the quarter ended June 30, 2016 and recorded the measurement period adjustments in accordance with ASU 2015-16. The results of operations of the acquired Zohydro ER product line, along with the estimated fair values of the net assets acquired, have been included in the Company's unaudited condensed consolidated financial statements since we acquired Zohydro ER on April 24, 2015.

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

Note 13. Supplemental Cash Flow Information
	Six Months Ended
	June 30,
	2016	2015
Supplemental disclosures of Cash Flow Information:
Cash paid for income taxes, net	$227	$68
Cash paid for interest	15,485	14,228
Supplemental disclosures of Non-cash Investing and Financing Activities:
Subscription receivable under the controlled equity offering	700	-
Conversion of 8.00% Convertible Notes	-	60,172
Issuance of 1,682,086 shares to Zogenix for Zohydro ER acquisition	-	11,926

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

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 supersedes the lease guidance under FASB Accounting Standards Codification ("ASC") Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-02 on its financial statements and related disclosures.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in "Part I-Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth under "Part I-Item1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016.

The discussion below contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of current or historical fact, including statements regarding our current expectations of our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities and any other statements about management's future expectations, beliefs, goals, plans or prospects, constitute forward-looking statements. We have tried to identify forward- looking statements by using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "target," "will," "would" or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the rate and degree of market acceptance of, and our ability and our distribution and marketing partners' ability to obtain reimbursement for, any approved products; our ability to successfully execute our sales and marketing strategy, including to continue to successfully recruit and retain sales and marketing personnel in the U.S.; our ability to obtain additional financing; our ability to maintain regulatory approvals for our products; the accuracy of our estimates regarding expenses, future revenues and capital requirements; our ability to manage our anticipated future growth; the ability of our products to compete with generic products as well as new products that may be developed by our competitors; our ability and our distribution and marketing partners' ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products; the performance of our manufacturers, over which we have limited control; our ability to obtain and maintain intellectual property protection for our products; our ability to operate our business without infringing the intellectual property rights of others; the success and timing of our clinical development efforts; the loss of key scientific or management personnel; regulatory developments in the U.S. and foreign countries; our ability to either acquire or develop and commercialize other product candidates in addition to our current products and other risks detailed above in "Part I-Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016.

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

We target underserved segments, such as central nervous system (CNS) indications, including neurology, pain and psychiatry, as well as other specialty therapeutic areas. We promote our core branded products to physicians through our sales force. We promote our non-core branded products through co-promotion arrangements with established third-party sales organizations, and we market our generic products through our wholly owned subsidiaries, Macoven and Cypress.

Our branded products include Treximet, a medication indicated for the acute treatment of migraine attacks, with or without aura, in adults, Zohydro ER® with BeadTek, an extended-release opioid agonist indicated for the management of pain, Silenor, a non-controlled substance and approved medication indicated for the treatment of insomnia characterized by difficulty with sleep maintenance.

Product Update

Treximet

On August 11, 2016, we announced that we are discontinuing the development of a new formulation of Treximet that we had intended to launch prior to generic entry in early 2018. We recently experienced a delay related to the manufacturing of our proposed new formulation, and based on the revised development timeline, we do not believe the required spending on this program can achieve an acceptable return on investment. While we expect to realize near-term cost savings, we still believe that Treximet and our authorized generic will be important components of our product portfolio.

Zohydro ER with BeadTek

We inherited a development program for Zohydro ER with BeadTek as part of the acquisition of Zohydro ER in 2015. Several key studies designed to highlight some of the abuse-deterrent characteristics of Zohydro ER with BeadTek have been completed.

The first study was a Category 1 study to evaluate Zohydro ER with BeadTek for susceptibility to physical manipulation and chemical extraction of hydrocodone compared to the original formulation of Zohydro ER. The study demonstrated that injection by needles and syringes of various sizes is deterred in Zohydro ER with BeadTek, and that Zohydro ER with BeadTek deters abuse via common means such as crushing, grinding, and dissolving in commonly available and other aqueous and non-aqueous solvents. Further, all formulations studied were seen to decompose when heated, indicating abuse by inhalation of vapor will not be effective.

In a separate, Category 3 intranasal Human Abuse Liability study, we assessed the abuse potential of crushed Zohydro ER with BeadTek capsules administered intranasally to nondependent, recreational opioid users with intranasal experience. The primary objective of the study was to assess the abuse potential of crushed Zohydro ER with BeadTek compared to the original formulation of Zohydro ER, with secondary objectives comparing Zohydro ER with BeadTek and the original formulation to hydrocodone API and placebo. The study demonstrated a statistically significant reduction in Drug Liking for Zohydro ER with BeadTek compared to the original formulation, thus meeting the primary objective of the study. However, the difference in Drug Liking compared to hydrocodone API was not statistically significant and the secondary endpoints did not demonstrate statistical significance.

While these results support some of the abuse-deterrent properties of Zohydro ER with BeadTek, most notably the potential to deter intravenous abuse, we believe an opportunity exists to strengthen the properties of the product. As a result, we have prioritized the development of a next generation version of Zohydro ER with enhanced abuse-deterrent characteristics. The recent strengthening of our intellectual property portfolio for Zohydro ER through 2033 has allowed us to consider several options for our next generation product with enhanced abuse deterrent properties.

See Part I, Item 1 - Business included in our Annual Report on Form 10-K for additional information regarding our products and product candidates.

Quarterly Update
  On August 11, 2016, we announced that, to improve financial flexibility, we have retained advisors to explore options to restructure our debt and assess other potential alternatives in order to maximize value for all stakeholders. There can be no assurance that the exploration of alternatives will result in the identification or consummation of any transaction.
  On July 26, 2016, we announced a reorganization of our senior management team intended to improve our efficiency, drive profitability and position the Company for future growth. As part of the management change, John Sedor will assume the role of Chief Executive Officer on a permanent basis and pharmaceutical industry veteran, Dr. Graham Miao, who has served as a senior advisor to Pernix's Board of Directors since May, has been appointed as President and Chief Financial Officer. Dr. Miao will report directly to Mr. Sedor and will have responsibility for all functions related to finance, operations, regulatory and scientific affairs. In addition, Sanjay Patel, Chief Financial Officer, Terence Novak, Chief Operating Officer, and Barry Siegel, Senior Vice President and General Counsel are no longer employed by Pernix. These departures do not reflect any disagreements about our financial results or disclosures.
  On July 7, 2016, we announced a restructuring of sales force and operations. The reorganization plan included (1) a reduction of 54 sales positions, primarily from our Neurology sales team; (2) prioritization and reorganization of sales territories to reduce the inefficient time that sales representatives spent driving long distances between customers; (3) improvement of our compensation plan to incentivize the field sales staff to increase the frequency of calls on the focused targets; and (4) consolidation of the Neurology and Pain sales forces under one sales management structure to eliminate redundancies. In addition, as part of this initiative, we reduced our administrative staff by 6 employees.

  On June 17, 2016, we received written notice that we are not currently in compliance with the $1 minimum closing bid price requirement of the Nasdaq Stock Market ("Nasdaq") Listing Rule 5450(a)(1). The Nasdaq notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(a), we have until December 14, 2016 to regain compliance with the minimum bid requirements by having the closing bid price of our Common Stock exceed $1 per share for 10 consecutive business days. Our Common Stock will continue to trade on the NASDAQ Global Market under the symbol "PTX". In the event we do not regain compliance prior to December 14, 2016, we may apply to have our Common Stock listed on the Nasdaq Capital Market. If we meet the initial listing criteria for the Nasdaq Capital Market (other than the minimum bid price requirement) and provide written notice of our intention to cure the deficiency, then Nasdaq should provide us with an additional 180 days to comply with the minimum bid requirements. If we are not eligible for an additional 180-day cure period, Nasdaq will provide written notice that our securities will be delisted. We then could appeal Nasdaq's determination to delist our securities.
  On June 16, 2016, we announced positive Phase IV results of Silenor® vs. Zolpidem in a head-to-head arousability study.
  On May 25, 2016, we announced that the United States Patent and Trademark Office has issued U.S. Patent Numbers 9,339,499 (`499 patent), 9,326,982 (`982 patent), and 9,333,201 (`201 patent), covering important safety information related to dosing patients with Zohydro ER with BeadTek. These patents, in addition to the 9,265,760 patent (`760 patent) which issued February 23, 2016, are broadly directed to a method of dosing patients with hepatic impairment with hydrocodone where no adjustment in start dose is needed for patients with mild or moderate hepatic impairment. The `760, `499, `982 and `201 patents expire July 25, 2033.
  On May 9, 2016, we notified the Nasdaq Stock Market ("Nasdaq") that John Sedor, a director of the Company, was appointed Interim Chief Executive Officer and that Mr. Sedor resigned from each of our Audit Committee, Compensation Committee and Nominating Committee. As a result, we are not currently in compliance with the "three independent member audit committee" requirement of Nasdaq Listing Rule 5605(c)(2)(A) and intend to rely on the cure period provision of Nasdaq Listing Rule 5605(c)(4)(B). This cure period will run through November 5, 2016. If we do not regain compliance by such date, Nasdaq rules require the Nasdaq Staff to provide written notice to us that our securities will be delisted and, at that time, we may appeal the delisting determination. We intend to appoint an additional independent director to our Board and each of our committees, including the Audit Committee, prior to the end of the cure period provided by the Nasdaq rules noted above.
  On May 9, 2016, Doug Drysdale, after discussions with our Board of Directors, agreed to step down as Chairman of the Board (the "Board"), Chief Executive Officer and President of Pernix Therapeutics and all other positions with the Company and its subsidiaries. Mr. Drysdale will receive the payments and benefits for termination without cause as described in his employment agreement, dated February 5, 2014. In addition, we have agreed that all vested options to purchase Common Stock of the Company owned by Mr. Drysdale will remain exercisable until November 5, 2016 and an additional 187,500 options with an exercise price of $2.09 and 90,000 options to purchase Common Stock at an exercise price of $4.70 will vest and be exercisable until November 5, 2016.
  On May 9, 2016, we announced that on May 6, 2016, the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO) denied a petition for inter partes review (IPR) filed by Graybar Pharmaceuticals, LLC (now Gray Square Pharmaceuticals, LLC) against Pozen, Inc. This petition, which was filed on November 12, 2015, sought review of certain claims of U.S. Patent No. 7,332,183 ('183 patent), which expires 2026. The `183 patent is licensed by Pernix and is one of several FDA Orange Book listed patents covering Treximet®, manufactured and sold by Pernix Therapeutics, (sumatriptan/naproxen sodium), a prescription medication for acute migraine attacks, with or without aura.
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

Controlled Equity Offering

On November 7, 2014, we entered into a controlled equity offering sales agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time through Cantor, acting as agent. We will pay Cantor a commission rate of 3.0% of the gross sales price per share of the common stock sold through Cantor as agent under the Sales Agreement.

During the three and six months ended June 30, 2016, we sold 23,921,343 shares of common stock under the Sales Agreement, pursuant to an effective registration statement on Form S-3 (No. 333-200005), at an average price of approximately $0.52 per share, for gross proceeds of $12.4 million and net proceeds of $12.0 million, after deducting Cantor's commission. As of June 30, 2016, approximately $87.6 million of common stock remained available to be sold under this facility.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended
	June 30,		Increase /
	2016	2015	(Decrease)

Net revenues	$36,746	$46,977	$-22%
Cost of product sales	12,194	13,794	-12%
Gross profit	24,552	33,183	-26%

Operating expenses:
Selling, general and administrative expense	25,492	24,857	3%
Research and development expense	2,499	1,470	70%
Depreciation and amortization expense	21,062	22,326	-6%
Change in fair value of contingent consideration	(3,972)	-	*
Loss from disposal and impairments of assets	1,771	-	*
Restructuring costs	-	(108)	*
Other income (expense):
Interest income	-	54	*
Interest expense	(8,937)	(9,733)	-8%
Change in fair value of derivative liability	159	8,703	-98%
Foreign currency transaction loss	(71)	-	*
Cost of inducement	-	(19,500)	*
Income tax benefit	(10)	(3,603)	*

* Comparison to prior period is not meaningful.

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

The following table sets forth a summary of our net revenues for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended
	June 30,		Increase /
	2016	2015	(Decrease)
Treximet	$17,876	$25,440	-30%
Silenor	4,177	6,026	-31%
Zohydro ER	5,853	3,966	48%
Other	8,717	11,322	-23%
Net product sales	36,623	46,754	-22%
Co-promotion and other revenue	123	223	-45%
Total net revenues	$36,746	$46,977	-22%

Net revenues decreased $10.2 million or 22% during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Treximet net sales decreased by $7.6 million or 30% during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due primarily to $5.0 million of inventory destocking at the wholesaler level, $3.6 million for higher gross-to-net revenue deductions (primarily managed care rebates) and $2.0 million decrease in demand. These decreases were partially offset by an increase of $3.0 million due to an increase in the selling price of Treximet.

Silenor net sales decreased by $1.8 million, or 31%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in sales of Silenor was primarily driven by $1.8 million in higher gross-to-net revenue deductions (primarily managed care rebates) and $1.1 million of inventory destocking at the wholesaler level. These decreases were partially offset by an increase of $850,000 due to an increase in the selling price and a $225,000 increase in demand.

Zohydro ER was acquired in April 2015 with the first sale occurring on May 4, 2015. Zohydro ER net sales increased by $1.9 million or 48% during the three months ended June 30, 2016 compared to the prior period which consisted of two months of sales.

Net product sales - other decreased by $2.6 million, or 23%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Declining net product sales - other was due to (i) the discontinuation of certain less profitable products, primarily generics, and certain OTC monograph seasonal cough and cold products and (ii) the termination of certain contracts pursuant to which we marketed and distributed products for others and invoiced those sales.

Co-promotion and other revenue decreased by $100,000 during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in co-promotion and other revenue was primarily attributable to the termination of the co-promotion agreement on Omeclamox.

Cost of Product Sales

Cost of product sales decreased by $1.6 million, or 12%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The decrease in cost of product sales is primarily due to lower royalty expenses based on decreased net sales.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $635,000, or 3%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  The increase was driven primarily by selling and marketing costs for Zohydro ER with BeadTek, which was acquired in April 2015 and we began to promote in May 2015.

Research and Development Expense

Research and development expense increased by $1.0 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was related to the timing of on-going work for Treximet and Zohydro ER.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $1.3 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease was primarily a result of an extension of the estimated useful life of Zohydro ER with BeadTek during the three months ended March 31, 2016 due to the additional patents that were issued in February 2016, as discussed above and intangible asset impairments during the three months ended June 30, 2016 and year ended December 31, 2015. These decreases were partially offset by the amortization of Treximet pediatrics developed technology which began in May 2015.

Change in Fair Value of Contingent Consideration

For the acquisition of Zohydro ER, we recorded $14.2 million of contingent consideration. The fair value of the contingent consideration linked to FDA approval was $2.7 million and the fair value of the contingent consideration linked to achievement of the net sales target was $11.5 million. As of June 30, 2016, the current fair value of the contingent consideration is approximately $4.6 million. We recorded a benefit of $5.5 million and $4.0 million as change in fair value of contingent consideration in the three months ended March 31, 2016 and June 30, 2016, respectively.

Interest Expense

Interest expense decreased by $796,000, or 8%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease was primarily due to the principal payments of $10.0 million and $14.9 million on August 1, 2015 and February 1, 2016, respectively, related to our Treximet Secured Notes, issued in August 2014 which reduced interest expense by $748,000 during the three months ended June 30, 2016.

Change in Fair Value of Derivative Liability

We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period. We recorded a benefit of $159,000 and $8.7 million as change in fair value of derivative liability in other income (expense) in the three months ended June 30, 2016 and 2015, respectively.

Cost of Inducement

In April 2015, we entered into an agreement (the "Inducement Agreement") with all of the holders of our 8.00% Convertible Senior Notes due 2019 (the "8.00% Convertible Notes"), pursuant to which such holders agreed to the removal of substantially all of the material restrictive covenants in the indenture governing the 2019 notes and to convert their notes in accordance with the provisions of such indenture in exchange for an aggregate of 2,338,129 shares of our common stock. The Company recorded $19.5 million as cost of inducement expense in the three months ended June 30, 2015. For further discussion, see Note 7, Debt, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income Tax Benefit

We recognized an income tax benefit of $10,000 and $3.6 million, during the three months ended June 30, 2016 and 2015, respectively. The change in tax rate for the three months ended June 30, 2016 was primarily related to a change in our judgment that, based on the evaluation of all available evidence, our deferred tax assets are not more likely than not realizable, which resulted in a valuation allowance recorded against our deferred tax assets.

Comparison of Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,		Increase /
	2016	2015	(Decrease)

Net revenues	$69,215	$80,866	$-14%
Cost of product sales	23,432	24,870	-6%
Gross profit	45,783	55,996	-18%

Operating expenses:
Selling, general and administrative expense	51,442	45,843	12%
Research and development expense	3,427	2,464	39%
Depreciation and amortization expense	44,726	40,759	10%
Change in fair value of contingent consideration	(9,474)	-	*
Loss from disposal and impairments of assets	1,771	-	*
Restructuring costs	-	1,197	*
Other income (expense):
Interest income	-	110	*
Interest expense	(17,961)	(19,131)	-6%
Change in fair value of derivative liability	6,953	8,703	-20%
Foreign currency transaction gain	67	-	*
Cost of inducement	-	(19,500)	*
Income tax expense (benefit)	25	(8,176)	*

* Comparison to prior period is not meaningful.

Net Revenues

The following table sets forth a summary of our net revenues for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,		Increase /
	2016	2015	(Decrease)
Treximet	$34,134	$46,426	-26%
Silenor	7,773	11,028	-30%
Zohydro ER	11,348	3,966	186%
Other	15,729	18,916	-17%
Net product sales	68,984	80,336	-14%
Co-promotion and other revenue	231	530	-56%
Total net revenues	$69,215	$80,866	-14%

Net revenues decreased $11.7 million or 14% during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Treximet net sales decreased by $12.3 million or 26% during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to $10.0 million in higher gross-to-net revenue deductions (primarily managed care rebates), $3.5 million of inventory destocking at the wholesaler level and $5.0 million decrease in demand. These decreases were partially offset by an increase of $6.2 million due to an increase in the selling price of Treximet.

Silenor net sales decreased by $3.3 million, or 30%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in sales of Silenor was primarily driven by a $3.1 million increase in gross-to-net revenue deductions for (primarily managed care rebates) and $2.5 million of inventory destocking at the wholesaler level. These decreases were partially offset by an increase of $1.5 million due to an increase in the selling price of Silenor and an $844,000 increase in demand.

Zohydro ER was acquired in April 2015 with the first sale occurring on May 4, 2015. Zohydro ER net sales increased by $7.4 million during the six months ended June 30, 2016 compared to the prior period which consisted of two months of sales.

Net product sales - other decreased by $3.2 million, or 17%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Declining net product sales - other was due to (i) the discontinuation of certain less profitable products, primarily generics, and certain OTC monograph seasonal cough and cold products and (ii) the termination of certain contracts pursuant to which we marketed and distributed products for others and invoiced those sales. The decrease in net product sales - other was partially offset by price increases on certain products. Co-promotion and other revenue decreased by $299,000 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in co-promotion and other revenue was primarily attributable to the termination of the co-promotion agreement on Omeclamox.

Cost of Product Sales

Cost of product sales decreased by $1.4 million, or 6%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease in cost of product sales is primarily due to lower royalty expenses based on decreased net sales.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $5.6 million, or 12%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The increase was driven primarily by selling and marketing costs for Zohydro ER with BeadTek, which was acquired in April 2015 and we began to promote in May 2015.

Research and Development Expense

Research and development expense increased by $963,000 during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was related to the timing of on-going work for Treximet and Zohydro ER.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $4.0 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily a result of the amortization of Treximet pediatrics developed technology which began in May 2015 and amortization related to the acquisition of Zohydro ER with BeadTek in April 2015. The increase was partially offset by an extension of the estimated useful life of Zohydro ER with BeadTek during the three months ended March 31, 2016 due to the additional patents that were issued in February 2016, as discussed above and intangible asset impairments during the six months ended June 30, 2016 and year ended December 31, 2015.

Change in Fair Value of Contingent Consideration

For the acquisition of Zohydro ER, we recorded $14.2 million of contingent consideration. The fair value of the contingent consideration linked to FDA approval was $2.7 million and the fair value of the contingent consideration linked to achievement of the net sales target was $11.5 million. As of June 30, 2016, the current fair value of the contingent consideration is approximately $4.6 million. We recorded a benefit of $9.5 million as change in fair value of contingent consideration in the six months ended June 30, 2016.

Restructuring Costs

Restructuring costs were $1.2 million during the six months ended June 30, 2015. Restructuring costs were related to the initiative to restructure operations and shut down the Charleston, South Carolina site in 2015.

Interest Expense

Interest expense decreased by $1.2 million, or 6%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease was primarily due to the principal payments of $10.0 million and $14.9 million on August 1, 2015 and February 1, 2016, respectively, related to our Treximet Secured Notes, issued in August 2014.

Change in Fair Value of Derivative Liability

We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period. We recorded a benefit of $7.0 million and $8.7 million as change in fair value of derivative liability in other income (expense) in the six months ended June 30, 2016 and 2015, respectively.

Cost of Inducement

In April 2015, we entered into the "Inducement Agreement" with all of the holders of our 8.00% Convertible Notes, pursuant to which such holders agreed to the removal of substantially all of the material restrictive covenants in the indenture governing the 2019 notes and to convert their notes in accordance with the provisions of such indenture in exchange for an aggregate of 2,338,129 shares of our common stock. The Company recorded $19.5 million as cost of inducement expense in the six months ended June 30, 2015. For further discussion, see Note 7, Debt, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income Tax (Benefit) Expense

During the six months ended June 30, 2016, we recognized an income tax expense of $25,000. During the six months ended June 30, 2015, we recognized an income tax benefit of $8.2 million. The change in tax rate for the six months ended June 30, 2016 was primarily related to a change in our judgment that, based on the evaluation of all available evidence, our deferred tax assets are not more likely than not realizable, which resulted in a valuation allowance recorded against our deferred tax assets.

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

Reconciliation of GAAP reported net loss to adjusted EBITDA are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
GAAP net loss	$(31,139)	$(32,235)	$(57,075)	$(55,909)
Adjustments:
Interest expense, net	8,937	9,679	17,961	19,021
Depreciation and amortization	21,081	22,326	44,745	40,759
Income tax expense (benefit)	(10)	(3,603)	25	(8,176)
EBITDA	(1,131)	(3,833)	5,656	(4,305)
Net revenue adjustments (1)	-	(3,286)	-	(2,983)
Cost of product sales adjustments (2)	-	-	-	97
Selling, general and administrative adjustments (3)	2,014	4,376	3,160	7,734
Change in fair value of contingent consideration	(3,972)	-	(9,474)	-
Loss from disposal and impairments of assets (4)	1,771	-	1,771	-
Cost of inducement	-	19,500	-	19,500
Change in fair value of derivative liability	(159)	(8,703)	(6,953)	(8,703)
Foreign currency transaction loss (gain)	71	-	(67)	-
Restructuring costs (5)	-	(108)	-	1,197
Adjusted EBITDA	$(1,406)	$7,946	$(5,907)	$12,537

(1)

To include impact of change in estimates related to gross to net accruals of $0 and $3.3 million for the three months ended June 30, 2016 and 2015, respectively. Also, to include impact of change in estimates related to gross to net accruals of $0 and $3.3 million; and to exclude impact on returns from FDA reclass of Hydrocodone products from C3 to C2 classification of $0 and $303,000, for the six months ended June 30, 2016 and 2015, respectively.

(2)	To exclude amortization of inventory step-up from acquisitions.
(3)

To exclude deal costs of ($123,000) and $3.2 million; stock compensation expense of $770,000 and $1.2 million; severance expense of $727,000 and $0; and litigation settlement expenses of $640,000 and $0 for the three months ended June 30, 2016 and 2015, respectively. Also, to exclude deal costs of $18,000 and $3.9 million; stock compensation expense of $2.2 million and $2.4 million; severance expense of $1.2 million and $0 and litigation settlement expenses of ($315,000) and $1.4 million, for the six months ended June 30, 2016 and 2015, respectively.

(4)	To exclude the impairment of assets related to our cough and cold product line.
(5)	To exclude the cost related to the initiative to restructure operations and shut down the Charleston, South Carolina site.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $29.2 million, borrowing availability of $11.6 million under our $50.0 million credit agreement, which may be increased by an additional $20.0 million in the lenders' discretion. Our debt included $195.1 million aggregate principal amount of our 12.0% Treximet Secured Notes issued August 19, 2014 and due August 1, 2020 ("Treximet Secured Notes"), $14.0 million under our senior secured revolving credit facility (the "Wells Fargo Credit Facility") and $130.0 million aggregate principal amount of our 4.25% Convertible Notes, issued April 22, 2015 and due April 1, 2021, ("4.25% Convertible Notes") unless earlier converted.

We have an effective shelf registration statement on Form S-3, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and units.  The shelf registration statement includes a sales agreement prospectus covering the offering, issuance and sale of up to $100.0 million of shares of our common stock that may be issued and sold under the Controlled Equity Offering Sales Agreement, dated November 7, 2014, between us and Cantor Fitzgerald & Co. as agent. We have sold 23,921,343 shares of common stock under this controlled equity program for gross proceeds of $12.4 million and net proceeds of $12.0 million during the three and six months ended June 30, 2016. This program will provide us with financial flexibility and the ability to opportunistically access the capital markets.

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

On each Payment Date, commencing August 1, 2015, the Company will pay an installment of principal on the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date). Pursuant to the August 2014 Indenture the first principal payment was due on August 1, 2015 and was calculated on net sales for the first and second quarters of 2015, less interest paid during those same two quarters. At each month-end beginning during January 2015, the net sales of Treximet will be calculated, and the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment will be paid at that time. The balance outstanding on the Treximet Secured Notes will be due on the maturity date of the Treximet Secured Notes, which is August 1, 2020.  Based on the calculation of the principal payments as described, the Company has recorded $189.6 million of Treximet Secured Notes as long-term debt and $5.5 million as short-term debt as of June 30, 2016.

As of June 30, 2016, we believe that our existing cash balance, our ability to opportunistically access the capital markets and funds remaining available under our Wells Fargo Credit Facility, which may be increased by an additional $20.0 million in the lenders' discretion will be sufficient to fund our operations through the next year.

To continue to grow our business over the longer term, we may need to commit additional resources to one or more of the following: product acquisition, product development and clinical trials of product candidates, business acquisition, technology acquisition and expansion of other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. To improve financial flexibility, we have retained advisors to explore options to restructure our debt and assess other potential alternatives in order to maximize value for all stakeholders. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue new operations or the expansion of our existing operations. There can be no assurance that the exploration of options will result in the identification or consummation of any transaction.

On July 7, 2016, we announced a restructuring of sales force and operations. The reorganization plan includes (1) a reduction of 54 sales positions, primarily from our Neurology sales team; (2) prioritization and reorganization of sales territories to reduce the inefficient time that sales representatives spent driving long distances between customers; (3) improvement of our compensation plan to incentivize the field sales staff to increase the frequency of calls on the focused targets; and (4) consolidation of the Neurology and Pain sales forces under one sales management structure to eliminate redundancies. In addition, as part of this initiative, we are reducing our administrative staff by 6 employees. We anticipate that this reorganization will result in an estimated annualized cost savings of approximately $10 million, beginning in the third quarter 2016. We expect to take a one-time charge of approximately $2 million in the third quarter of 2016 in connection with this reorganization.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2016, and 2015 (in thousands).

	Six Months Ended
	June 30,
Cash (used in) provided by	2016	2015
Operating activities	$(20,786)	$(9,923)
Investing activities	(1,532)	(81,653)
Financing activities	(4,610)	123,552
Net (decrease) increase in cash and cash equivalents	$(26,928)	$31,976

Comparison of the Six Months Ended June 30, 2016 and 2015

Net cash used in operating activities

Net cash used in operating activities during the six months ended June 30, 2016 was $20.8 million, an increase of $10.9 million from cash used in operating activities during the six months ended June 30, 2015 of $9.9 million. The cash used in operating activities during the six months ended June 30, 2016 was driven by the net loss of $57.1 million. This use was partially offset by non-cash expenses totaling $35.3 million and net changes in operating assets/liabilities of $971,000. The $9.9 million used in operating activities during the six months ended June 30, 2015 was primarily driven by a net loss of $55.9 million, net changes in operating assets/liabilities of $3.1 million partially offset by non-cash expenses totaling $49.1 million.

Net cash used in investing activities

Net cash used in investing activities during the six months ended June 30, 2016 was $1.5 million, which primarily consisted of purchases of fixed assets. The cash used of $81.7 million during the six months ended June 30, 2015 was primarily due to the purchase of Zohydro ER with BeadTek.

Net cash (used in) provided by financing activities

Net cash used in financing activities during the six months ended June 30, 2016 was $4.6 million. Cash used in financing activities for the six months ended June 30, 2016 was primarily for principal payments on our Treximet Secured Notes of $14.9 million. This use was partially offset by the issuance of 23.9 million shares under the Controlled Equity Offering Sales Agreement for $11.3 million. Net cash provided by financing activities was $123.6 million for the six months ended June 30, 2015 and was primarily due to the net proceeds of the issuance of the 4.25% Convertible Notes in April 2015.

We have committed to make potential future milestone payments to third parties as part of licensing, distribution, acquisition and development agreements. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory and/or commercial milestones. As the achievement of milestones is neither probable nor reasonably estimable, such contingent payments have not been recorded, except for the contingent consideration discussed in Note 12, Business Combinations, for the acquisition of Zohydro ER in April 2015, on our unaudited condensed consolidated balance sheets.

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

The interest rate related to borrowings under our credit facility is a variable rate of LIBOR plus 1.5% to LIBOR plus 2.0%.  As of June 30, 2016 we had outstanding borrowings of approximately $14.0 million under our credit facility. If interest rates increased by 1.0%, our annual interest expense on our borrowings would increase by approximately $140,000.

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

Evaluation of Disclosure Controls and Procedures.  As of June 30, 2016, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

Change in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference herein from Legal Proceedings under Note 10, Commitments and Contingencies, to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Except for the additional disclosures set forth below, for additional information about our risk factors, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016.

Our board of directors has authorized us to explore alternatives to refinance or restructure our existing debt, which could materially and adversely affect our business. Any refinancing or restructuring of our existing debt will likely be highly dilutive to our existing equity holders and certain debt holders and could adversely affect the price of our common stock.

On August 11, 2016, we announced the commencement of a formal process to pursue alternatives to refinance or restructure our existing debt, including the engagement of external financial advisors. We believe the consummation of a successful refinancing or restructuring is critical to our continued viability. In connection with our exploration of alternatives to refinance or restructure our existing debt, we expect to incur expenses associated with identifying and evaluating our alternatives. The process of exploring refinancing or restructuring alternatives may be disruptive to our business operations. The inability to effectively manage the process and any resulting agreement or transaction could materially and adversely affect our business, financial condition or results of operations. Any refinancing or restructuring will likely be subject to a number of conditions, many of which will be outside of our control. We can make no assurances that any refinancing or restructuring that we pursue will be successful, or what the terms thereof would be or what, if anything, our existing debt and equity holders would receive in any resulting transaction, which will depend on our enterprise value, although we believe that any refinancing or restructuring would be highly dilutive to our existing equity holders and certain debt holders. In addition, we can make no assurances with respect to what the value of our debt and equity will be following the consummation of any refinancing or restructuring. The issuance and sale of substantial amounts of common stock or the announcement that such issuances and sales may occur, could adversely affect the market price of our common stock.

Recent changes in senior management and the reductions in workforce associated with our restructuring efforts could disrupt the operation of our business, distract our management from focusing on revenue-generating efforts, result in the erosion of employee morale, and impair our ability to respond rapidly to growth opportunities in the future.

We have experienced a number of recent changes in senior management and other key personnel, including the departure of our President and Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer, and our General Counsel. Our new Chief Executive Officer was appointed on a permanent basis in July 2016 after serving as interim Chief Executive Officer since May 2016 and our new President and Chief Financial Officer was appointed in July 2016. The recruitment and retention of a new senior management staff has created and could continue to create a number of transitional challenges for us. These transitional issues have caused, and may cause, disruptions to our business. We cannot be assured that a smooth transition of our senior management staff has occurred, or that we have taken the necessary steps to effect an orderly continuation of our operations during the transitional period. Further, the process of locating personnel with the combination of skills and attributes required to carry out our goals and integrating such personnel once they are recruited is often lengthy. We cannot be assured that the integration of our new senior management staff will occur in a timely manner, or that such integration will not present additional transitional challenges for us or adversely affect the operation of our business.

Moreover, we have implemented a number of recent restructuring plans, including the most recent restructuring activities in July 2016 that resulted in personnel reduction of approximately 23%, primarily through a reduction of sales positions. The employee reductions and changes in connection with our restructuring activities, as well as future changes in senior management and key personnel, could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation and the management and administration of our finances, which in turn may adversely affect our revenue in the future or cause other administrative deficiencies. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. We may face wrongful termination, discrimination, or other claims from employees affected by the reduction related to their employment and termination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, and we may need to take additional restructuring efforts, including additional personnel reduction, in the future.

If we fail to meet all applicable continued listing requirements of the NASDAQ Global Market and it determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is currently listed for trading on the NASDAQ Global Market. We must continue to satisfy NASDAQ's continued listing requirements or risk delisting of our securities. These continued listing requirements include specifically enumerated criteria, such as maintaining a $1.00 minimum closing bid price and maintaining an audit committee comprised of at least three independent directors.

On June 17, 2016, we received a letter from The NASDAQ Stock Market notifying us that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Stock Market based on Listing Rule 5450(a)(1), and describing a timetable for bringing us into compliance with that rule. We have until December 14, 2016 to regain compliance with the rule. If at any time before then, our common stock has a closing bid price of $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the rule. We are actively monitoring the bid price of our common stock and considering available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement. There can be no assurance that we will be able to regain compliance. If we have not met the minimum bid price requirement, but we meet the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on the NASDAQ Capital Market (other than the minimum bid price requirement), then we may be eligible for an additional 180 day compliance period by submitting an application to transfer our securities to the NASDAQ Capital Market. In order to qualify, we will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. There is no guarantee that we will be able to cure the deficiency during this second compliance period, and NASDAQ may determine we are otherwise not eligible for continued listing. If we do not regain compliance by the end of the stated grace period, we anticipate that we will receive notification from NASDAQ that our common stock is subject to delisting. At that time we may then appeal the delisting determination to a Hearings Panel. Such notification will have no immediate effect on our listing on the NASDAQ Global Market, or the NASDAQ Capital Market, nor will it have an immediate effect on the trading of our common stock pending such hearing. There can be no assurance, however, that we will be able to regain compliance with NASDAQ's minimum bid price requirement. If we regain compliance with the NASDAQ's minimum bid price requirement, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the NASDAQ Global Market, or the NASDAQ Capital Market, or that our common stock will not be delisted from the NASDAQ Global Market, or the NASDAQ Capital Market, in the future.

Moreover, on May 16, 2016, we received a letter from The NASDAQ Stock Market stating that, as a result of the appointment of John Sedor, a director of the company, as interim Chief Executive Officer of the company and the resignation of Mr. Sedor from each of the company's Audit Committee, Compensation Committee and Nominating Committee, we no longer complied with the requirement that our Audit Committee have three independent members, as set forth in NASDAQ Listing Rule 5605(c)(2)(A). The NASDAQ letter indicated that, consistent with NASDAQ Listing Rule 5606(c)(4), NASDAQ will provide us with a cure period to regain compliance until November 7, 2016. The company intends to appoint an additional independent director to its board and each of its committees, including the Audit Committee, prior to the end of the cure period provided by applicable NASDAQ rules.

If we fail to meet all applicable NASDAQ listing requirements, including compliance with applicable minimum consolidated closing bid price requirements, our common stock may be delisted by NASDAQ. Delisting from NASDAQ could adversely affect our ability to raise additional financing through the public or private sale of equity securities, which would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. If our common stock is delisted by NASDAQ, the price of our common stock may decline and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description

10.1*	Employment Offer Letter, dated May 9, 2016, by and between Pernix Therapeutics Holdings, Inc. and John Sedor.

31.1*	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant's Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015;
(ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015;
(iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015 and
(iv) Notes to Condensed Consolidated Financial Statements.

_______________________

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: August 11, 2016	By:	/s/ JOHN SEDOR
John Sedor
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2016	By:	/s/ GRAHAM MIAO
Graham Miao President and Chief Financial Officer
(Principal Financial Officer)