Form 10-Q
period 2016-09-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2016-11-10
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2016

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

On November 3, 2016, there were 9,499,812 shares outstanding of the Registrant's common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2016

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)
	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$28,521	$56,135
Restricted cash	-	10,002
Accounts receivable, net	44,772	61,209
Inventory, net	8,282	10,035
Prepaid expenses and other current assets	13,256	11,574
Income tax receivable	3,351	6,735
Total current assets	98,182	155,690

Property and equipment, net	1,199	2,346
Goodwill	54,366	54,865
Intangible assets, net	220,138	285,943
Other	279	347
Total assets	$374,164	$499,191
Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$23,133	$27,772
Accrued allowances	56,355	62,678
Interest payable	6,618	11,903
Treximet Secured Notes - current	633	13,335
Restricted cash payable	-	10,002
Other liabilities - current	4,387	6,753
Total current liabilities	91,126	132,443

Convertible notes - long-term	102,953	99,776
Derivative liability	2,421	9,165
Contingent consideration	5,097	14,055
Treximet Secured Notes - long-term	184,002	188,715
Credit facilities - long-term	14,000	15,000
Deferred income tax liability - long-term	226	202
Other liabilities - long-term	4,408	6,738
Total liabilities	404,233	466,094
Commitments and contingencies (notes 1, 3, 6, 7, 10 and 11)
Stockholders' (deficit) equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 140,000,000 shares authorized, 9,499,812 and 6,387,455 issued and 9,499,812 and 6,111,253 outstanding
at September 30, 2016 and December 31, 2015, respectively	95	61
Additional paid-in capital	242,164	227,387
Treasury stock, at cost, 0 and 2,762,022 shares held at September 30, 2016
and December 31, 2015, respectively, see Note 1	-	(5,548)
Accumulated other comprehensive loss	(12)	-
Accumulated deficit	(272,316)	(188,803)
Total stockholders' (deficit) equity	(30,069)	33,097
Total liabilities and stockholders' (deficit) equity	$374,164	$499,191

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net revenues	$41,468	$48,615	$110,683	$129,481

Costs and operating expenses:
Cost of product sales	10,840	12,036	34,272	36,906
Selling, general and administrative expense	22,173	27,419	73,615	73,262
Research and development expense	1,712	3,180	5,139	5,644
Depreciation and amortization expense	20,700	25,733	65,426	66,492
Change in fair value of contingent consideration	516	(3,596)	(8,958)	(3,596)
Loss from disposal and impairments of assets	652	-	2,423	-
Restructuring costs	2,277	(4)	2,277	1,193
Total costs and operating expenses	58,870	64,768	174,194	179,901

Loss from operations	(17,402)	(16,153)	(63,511)	(50,420)

Other income (expense):
Interest income	-	43	-	153
Interest expense	(8,857)	(9,687)	(26,818)	(28,818)
Change in fair value of derivative liability	(209)	10,527	6,744	19,230
Foreign currency transaction gain	31	-	98	-
Loss on extinguishment of debt	-	(1,112)	-	(1,112)
Cost of inducement	-	-	-	(19,500)
Total other expense, net	(9,035)	(229)	(19,976)	(30,047)

Loss before income tax expense (benefit)	(26,437)	(16,382)	(83,487)	(80,467)
Income tax expense (benefit)	1	(5,642)	26	(13,818)
Net loss	$(26,438)	$(10,740)	$(83,513)	$(66,649)

Net loss per common share
Basic	$(2.99)	$(1.76)	$(11.57)	$(13.15)
Diluted	$(2.99)	$(1.76)	$(11.57)	$(13.15)

Weighted-average common shares outstanding:
Basic	8,842	6,097	7,215	5,070
Diluted	8,842	6,097	7,215	5,070

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(83,513)	$(66,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	588	251
Amortization of intangibles	64,886	66,241
Amortization of deferred financing costs	1,824	1,961
Accretion of debt discount	2,655	1,436
Interest accretion of notes receivable	-	(127)
Deferred income tax benefit	24	(10,159)
Stock compensation expense	2,080	4,428
Fair market value change in derivative liability	(6,744)	(19,230)
Issuance of stock for inducement	-	19,500
Fair market value change in contingent consideration	(8,958)	(3,596)
Loss on disposal of fixed assets	35	19
Impairment of fixed assets and intangibles	2,388	-
(Increase) decrease in operating assets (excluding effect of acquisitions):
Accounts receivable	16,966	(16,461)
Income tax receivable	3,384	(6,194)
Inventory	1,753	(182)
Prepaid expenses and other assets	635	3,002
Increase (decrease) in operating liabilities (excluding effect of acquisitions):
Accounts payable and accrued expenses	(7,005)	15,019
Accrued allowances	(6,323)	5,354
Interest payable	(5,285)	(2,957)
Other liabilities	(2,280)	(2,551)
Net cash used in operating activities	(22,890)	(10,895)

Cash flows from investing activities:
Acquisition of Zohydro ER®	-	(83,341)
Acquisition of supplier contract	(583)	-
Acquisition of TREXIMET®	-	(2,836)
Payments received on notes receivable	-	4,850
Purchase of software and equipment	(964)	(1,029)
Net cash used in investing activities	(1,547)	(82,356)

Cash flows from financing activities:
Payments on Treximet Secured Notes	(20,406)	(10,013)
Net (payments) drawdowns on credit facilities	(1,000)	2,655
Net proceeds from issuance of Convertible Notes	-	130,000
Payments for financing costs	-	(5,045)
Payment of consent fee	-	(2,150)
Payments on mortgages and capital leases	(50)	(28)
Proceeds from issuance of common stock, net of tax and costs	18,303	276
Shares withheld for the payment of taxes	(24)	(112)
Net cash (used in) provided by financing activities	(3,177)	115,583

Net (decrease) increase in cash and cash equivalents	(27,614)	22,332
Cash and cash equivalents, beginning of period	56,135	34,855
Cash and cash equivalents, end of period	$28,521	$57,187

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles in the United States ("GAAP") and under the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim reporting. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2016.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2015, included in Pernix Therapeutics' 2015 Annual Report on Form 10-K filed with the SEC.

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions relating to reporting of the assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period in conformity with GAAP. Significant estimates of the Company include: revenue recognition, sales allowances such as returns on product sales, government program rebates, customer coupon redemptions, wholesaler/pharmacy discounts, product service fees, rebates and chargebacks, sales commissions, amortization, stock-based compensation, the determination of fair values of assets and liabilities in connection with business combinations, and deferred income taxes. Actual results could differ from these estimates.

Subsequent Events

The Company has evaluated all events and transactions since September 30, 2016.

The Company had the following non-recognized subsequent event:

On November 1, 2016, the Company made the decision that it would not be exercising its option to obtain an exclusive, royalty-bearing license to the Altus Technology and the Altus Product Technology, as defined in the Development and Option Agreement dated November 1, 2013 between Zogenix, Inc. and Altus Formulation, Inc. The decision was made based on a careful evaluation of the Development and Option Agreement and the potential alternative technologies available to Pernix. The Company remains committed to continuing to improve the abuse-deterrent properties of Zohydro ER by investing in innovative technologies for future development of the product, including a reformulation of Zohydro ER with BeadTek and/or the license, development and commercialization of other abuse-deterrent technologies. The Company anticipates recording approximately $4.2 million as an impairment charge during the fourth quarter of 2016.

The Company had the following recognized subsequent event:

On October 13, 2016, the Company filed Articles of Amendment to its charter (the "Articles of Amendment"), with the State Department of Assessments and Taxation of Maryland to effect a one-for-ten reverse stock split of the outstanding shares of common stock, par value $0.01 per share, of the Company (the "Reverse Stock Split"). The Reverse Stock Split was duly approved by the Board of Directors of the Company without stockholder approval in accordance with the authority conferred by Section 2-309(e)(2) of the Maryland General Corporation Law and Article IV, Section 6 of the Company's charter. Pursuant to the Articles of Amendment, effective as of the close of business on October 13, 2016, each outstanding share of the Company's common stock, par value $0.01 per share, was automatically combined into 1/10th of share of common stock, par value $0.01 per share. Fractional share holdings were rounded up to the nearest whole number. As a result of the Reverse Stock Split, the number of outstanding shares of common stock of the Company was reduced to approximately 9.5 million shares.

Each stockholder's percentage ownership in the Company and proportional voting power remained unchanged immediately after the Reverse Stock Split, except for minor changes resulting from the rounding up of fractional shares. The rights and privileges of stockholders were also unaffected by the Reverse Stock Split. There was no change to the number of authorized shares of the Company's common stock as a result of the Reverse Stock Split. Accordingly, all share and per share information in this Report has been restated to retroactively show the effect of the Reverse Stock Split.

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

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation. The Company reclassified the $5.6 million of outstanding treasury stock from Treasury stock to Common stock and Additional paid-in capital at September 30, 2016. Also, in accordance with Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-03"), the Company reclassified $1.7 million from Prepaid expenses and other current assets to Treximet Secured Notes - current, $4.0 million from Other assets to Convertible notes - long-term and $6.2 million from Other assets to Treximet Secured Notes - long-term on the unaudited condensed consolidated balance sheet at December 31, 2015.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Pernix's wholly-owned subsidiaries Pernix Therapeutics, LLC, Macoven, Cypress, Cypress' subsidiary, Hawthorn Pharmaceuticals, Inc., Pernix Ireland Limited and Pernix Ireland Pain Limited. Transactions between and among the Company and its consolidated subsidiaries are eliminated.

Fair Value of Financial Instruments

A financial instrument is defined as cash equivalent, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company's financial instruments consist primarily of cash equivalents, notes receivable, and a credit facility. The carrying values of these assets and liabilities approximate their fair value due to their short-term nature.

Significant Customers

The Company's customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company's customers that individually comprised greater than 10% of total gross product sales for the three and nine months ended September 30, 2016 and 2015, or 10% of total accounts receivable as of September 30, 2016 and December 31, 2015.

Gross Product Sales:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

McKesson Corporation	34%	38%	35%	40%
AmerisourceBergen Drug Corporation	31%	27%	32%	25%
Cardinal Health, Inc.	26%	28%	26%	28%
Total	91%	93%	93%	93%

Accounts Receivable, net:
	September 30,	December 31,
	2016	2015

McKesson Corporation	32%	34%
Cardinal Health, Inc.	30%	28%
AmerisourceBergen Drug Corporation	30%	30%
Total	92%	92%

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(26,438)	$(10,740)	$(83,513)	$(66,649)

Denominator:
Weighted-average common shares, basic	8,842	6,097	7,215	5,070
Dilutive effect of stock options	-	-	-	-
Weighted-average common shares, diluted	8,842	6,097	7,215	5,070

Net loss per share, basic and diluted	$(2.99)	$(1.76)	$(11.57)	$(13.15)

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
4.25% Convertible Notes	1,133	1,133	1,133	673
8.00% Convertible Notes	-	-	-	734
Stock options and restricted stock	696	426	805	371
Warrants	33	-	33	-
Total potential dilutive effect	1,862	1,559	1,971	1,778

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

Summary of Assets Recorded at Fair Value

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets that are required to be measured at fair value as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016
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

The Company's cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third-party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third-party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of September 30, 2016 or December 31, 2015.

As of September 30, 2016 and December 31, 2015, the Company did not have any investments in Level 2 or Level 3 securities.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2016 and 2015.

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

Summary of Liabilities Recorded at Carrying Value and Fair Value

The 4.25% Convertible Notes and the Treximet Secured Notes are recorded at carrying value. The derivative liability and contingent consideration are recorded at fair value. Within the hierarchy of fair value measurements, the derivative liability and contingent consideration are Level 3 fair values. The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of September 30, 2016		As of December 31, 2015
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
4.25% Convertible Notes	$31,350	$102,953	$68,637	$99,776
Derivative liability	2,421	2,421	9,165	9,165
Contingent consideration	5,097	5,097	14,055	14,055
Treximet Secured Notes	144,797	184,635	179,518	202,050
Total	$183,665	$295,106	$271,375	$325,046

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

	As of and for the	As of and for the
	Nine months Ended	Year Ended
	September 30, 2016	December 31, 2015
Derivative liability:
Balance at beginning of year	$9,165	$-
Initial measurement of derivative liability	-	28,480
Remeasurement adjustments - gains included in earnings	(6,744)	(19,315)
Ending balance	$2,421	$9,165

Contingent consideration:
Balance at beginning of year	$14,055	$-
Initial measurement of contingent consideration	-	14,193
Remeasurement adjustments - gains included in earnings	(8,958)	(138)
Ending balance	$5,097	$14,055

Note 4. Inventory

Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$1,506	$2,047
Work-in-process	-	1,425
Finished goods	9,732	9,011
Inventory, gross	11,238	12,483
Reserve for obsolescence	(2,956)	(2,448)
Inventory, net	$8,282	$10,035

Note 5. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

Amount
Balance at December 31, 2014	$44,900
Goodwill acquired - Zohydro ER	180
Measurement period adjustments - Zohydro ER	6,949
Measurement period adjustments - Treximet	2,836
Balance at December 31, 2015	54,865
Measurement period adjustments - Zohydro ER	(499)
Balance at September 30, 2016	$54,366

Intangible assets consist of the following (dollars in thousands):

		As of September 30, 2016
	Weighted	Gross Carrying		Accumulated	Net Carrying
	Average Life	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
In-process research and development	Indefinite	$26,500	$-	$-	$26,500
Total unamortized intangible assets		26,500	-	-	26,500

Amortized intangible assets:
Brand	0.0 years	891	(891)	-	-
Product licenses	8.4 years	2,846	-	(1,141)	1,705
Supplier contracts	5.0 years	583	-	(49)	534
Acquired developed technologies	7.7 years	376,237	(611)	(184,227)	191,399
Total amortized intangible assets		380,557	(1,502)	(185,417)	193,638

Total intangible assets		$407,057	$(1,502)	$(185,417)	$220,138

		As of December 31, 2015
	Weighted	Gross Carrying		Accumulated	Net Carrying
	Average Life	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
Trademark rights	Indefinite	$400	$(400)	$-	$-
In-process research and development	Indefinite	29,500	(3,000)	-	26,500
Total unamortized intangible assets		29,900	(3,400)	-	26,500

Amortized intangible assets:
Patents	11.0 years	500	(106)	(394)	-
Brand	8.0 years	3,887	-	(2,794)	1,093
Product licenses	10.5 years	17,581	(10,059)	(5,542)	1,980
Non-compete and supplier contracts	5.6 years	6,337	-	(6,337)	-
Acquired developed technologies	4.1 years	391,624	(10,787)	(124,467)	256,370
Total amortized intangible assets		419,929	(20,952)	(139,534)	259,443

Total intangible assets		$449,829	$(24,352)	$(139,534)	$285,943

As of September 30, 2016, the weighted average remaining life for our definite-lived intangible assets in total was approximately 8.0 years.

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

During 2016, the Company recorded impairment charges of approximately $891,000 against acquired brands and approximately $611,000 against acquired developed technologies. This impairment during the nine months ended September 30, 2016 was due to a review of the Company's product portfolio which resulted in the discontinuation of products that were not profitable. During 2015, the Company recorded impairment charges of approximately $400,000 against trademark rights, $3.0 million against IPR&D, $106,000 against patents, $10.1 million against product licenses and $10.8 million against acquired developed technologies. The Company decided during the year ended December 31, 2015 to focus its efforts on certain core products and no longer promote certain other products which are not aligned with this business strategy or due to the termination of certain contractual agreements.

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows (in thousands):

Amount
2016 (October - December)	$20,626
2017	80,835
2018	15,608
2019	6,324
2020	6,237
Thereafter	64,008
Total	$193,638

Amortization expense was $20.6 million and $64.9 million for the three and nine months ended September 30, 2016, respectively, of which, $48,000 is included in cost of product sales in the unaudited condensed consolidated statements of operations. Amortization expense was $25.6 million and $66.2 million for the three and nine months ended September 30, 2015, respectively.

Note 6. Accrued Allowances

Accrued allowances consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued returns allowance	$16,368	$11,896
Accrued price adjustments	33,124	44,100
Accrued government program rebates	6,863	6,682
Total	$56,355	$62,678

Note 7. Debt

Debt, net of discounts and deferred financing costs, consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Wells Fargo Credit Facility	$14,000	$15,000
4.25% Convertible Notes	102,953	99,776
Treximet Secured Notes	184,635	202,050
Total outstanding debt	301,588	316,826
Less current portion	633	13,335
Long-term debt outstanding	$300,955	$303,491

Credit Facilities:

Wells Fargo

On August 21, 2015, the Company entered into a Credit Agreement with Wells Fargo, National Association, as Administrative Agent and the lenders party thereto for a $50.0 million, three-year senior secured revolving credit facility (the "Wells Fargo Credit Facility"), which may be increased by an additional $20.0 million in the lenders' discretion.

The Company's obligations under the Wells Fargo Credit Facility are secured by, among other things, the Company's and certain subsidiaries' inventory and accounts receivable, and are guaranteed by certain of the Company's subsidiaries. As of September 30, 2016 and December 31, 2015, $14.0 million and $15.0 million, respectively, were outstanding under the Wells Fargo Credit Facility and classified as Credit facilities - long-term on the unaudited condensed consolidated balance sheets. Availability of borrowings under the Wells Fargo Credit Facility from time to time is subject to a borrowing base calculation based upon a valuation of the Company's eligible inventories and eligible accounts receivable, each multiplied by an applicable advance rate. Borrowing availability under the Wells Fargo Credit Facility was $11.4 million as of September 30, 2016. Borrowings under the Wells Fargo Credit Facility will bear interest at the Company's election at (i) the rate of LIBOR plus 1.5% to LIBOR plus 2.0% or (ii) the Base Rate (as defined in the Wells Fargo Credit Facility) plus 0.5% to the Base Rate plus 1.0%. The applicable interest rate margin percentage will be determined by the average daily availability of borrowings under the Wells Fargo Credit Facility. In addition, the Company is required to pay a commitment fee on the undrawn commitments under the Wells Fargo Credit Facility from time to time at an applicable rate of 0.25% per annum according to the average daily balance of borrowings under the Wells Fargo Credit Facility during any month. The Wells Fargo Credit Facility contains representations and warranties, affirmative, restrictive and financial covenants, and events of default (applicable to the Company and certain of its subsidiaries) which are customary for credit facilities of this type. The effective interest rate was 3.6% at September 30, 2016.

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

Convertible Notes:

4.25% Convertible Notes

On April 22, 2015, the Company issued $130.0 million aggregate principal amount 4.25% Convertible Senior Notes (the "4.25% Convertible Notes"). The 4.25% Convertible Notes mature on April 1, 2021, unless earlier converted, redeemed or repurchased. The Company received net proceeds from the sale of the 4.25% Convertible Notes of $125.0 million, after deducting placement agent fees and commissions and offering expenses payable by the Company. Interest on the 4.25% Convertible Notes is payable on April 1 and October 1 of each year, beginning October 1, 2015. The discounted note balance of $106.5 million and $103.8 million is recorded as long-term debt on the unaudited condensed consolidated balance sheet as of September 30, 2016 and December 31, 2015, respectively.

The 4.25% Convertible Notes are governed by the terms of an indenture (the "Indenture"), between the Company and Wilmington Trust, National Association (the "Trustee"), each of which were entered into on April 22, 2015.

The Company may not redeem the 4.25% Convertible Notes prior to April 6, 2019. However, the holders may convert their 4.25% Convertible Notes at any time prior to the close of business on the business day immediately preceding January 1, 2021 only under certain circumstances. Upon conversion, the Company will deliver a number of shares of the Company's common stock equal to the conversion rate in effect on the conversion date. Effective upon the Reverse Stock Split, the conversion rate decreased from 87.2030 shares of the Company's common stock for each $1,000 principal amount of the 4.25% Convertible Notes to 8.7237 shares of the Company's common stock for each $1,000 principal amount of the 4.25% Convertible Notes, which represents a conversion price of approximately $114.63 per share. Following certain corporate transactions that can occur on or prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 4.25% Convertible Notes in connection with such a corporate transaction. In addition to the holder option to convert, the 4.25% Convertible Notes may be redeemed upon the occurrence of certain events. The Company incurred debt issuance costs of approximately $5.0 million, which have been deferred and which are being amortized over a six-year period, unless earlier converted, in which case the unamortized costs would be recorded in additional paid-in capital. The effective interest rate on the 4.25% Convertible Notes, including debt issuance costs and bifurcated conversion option derivative (discussed below), is 9.7%.

The Company is required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. During April 2015, the Company recorded the bifurcated conversion option valued at $28.5 million as a derivative liability, which created a discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period, while the discount created on the 4.25% Convertible Notes is accreted as interest expense over the life of the debt. The derivative liability is valued at $2.4 million and $9.2 million as of September 30, 2016 and December 31, 2015, respectively. If the Company obtains shareholder approval to remove the contractual limit on the number of shares that may be delivered to settle the conversion of the 4.25% Convertible Notes, the conversion feature may meet an exception from derivative accounting and no longer require separate accounting as a bifurcated derivative. As the conversion feature is accounted for as a bifurcated derivative liability, the Company was not required to consider whether the cash conversion or beneficial conversion guidance contained in ASC 470-20, Debt with Conversion and Other Options, is applicable to the 4.25% Convertible Notes.

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

Interest expense was $2.3 million and $6.8 million for the three and nine months ended September 30, 2016, respectively and $2.2 million and $3.9 million for the three and nine months ended September 30, 2015, respectively, related to the 4.25% Convertible Notes. Change in fair value of derivative liability was an expense of $209,000 and income of $6.7 million for the three and nine months ended September 30, 2016, respectively and income of $10.5 million and $19.2 million for the three and nine months ended September 30, 2015. Accrued interest on the 4.25% Convertible Notes was approximately $2.8 million and $1.4 million as of September 30, 2016 and December 31, 2015, respectively. The Company recorded debt issuance costs of $5.0 million, which are being amortized using the effective interest method. As of September 30, 2016, $688,000 and $3.5 million are recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets and Convertible Notes - long-term, respectively, in accordance with ASU 2015-03. As of September 30, 2016 and December 31, 2015, the Company had outstanding borrowings of $130.0 million related to the 4.25% Convertible Notes, respectively.

8.00% Convertible Notes

On April 16, 2015, the Company entered into an agreement (the "Inducement Agreement") with all of the holders of its 8.00% Convertible Senior Notes due 2019 (the "8.00% Convertible Notes") representing $65.0 million aggregate principal amount, pursuant to which such holders agreed to the removal of substantially all of the material restrictive covenants in the indenture governing the 8.00% Convertible Notes and to convert their notes in accordance with the provisions of such indenture in exchange for an aggregate of 233,813 shares of the Company's common stock (the "Inducement Shares"). The Company recorded $19.5 million as cost of inducement expense in the three and nine months ended September 30, 2015. The issuance of the Inducement Shares was made pursuant to an exemption from the registration requirements of the Securities Act contained in Section 4(a)(2). Each of the holders entering into the Inducement Agreement agreed not to sell the shares of our common stock to be issued to it upon conversion of the 8.00% Convertible Notes for 145 days (the "lock-up period") subject to exceptions, including in connection with settling existing short positions with respect to the 8.00% Convertible Notes and underwritten public offerings pursuant to existing registration rights with respect to such shares of our common stock. In addition, such holders are permitted to dispose of up to 80 percent of such shares of our common stock remaining after settling existing short positions prior to the end of the lock-up period in specified intervals.

During the year ended December 31, 2015, the holders of the 8.00% Convertible Notes converted the outstanding notes at a conversion price of $36.00 per share. The Company issued 1.8 million shares pursuant to this conversion and retired the $65.0 million of the outstanding 8.00% Convertible Notes.

Interest expense was $0 for the three and nine months ended September 30, 2016 and $0 and $1.6 million for the three and nine months ended September 30, 2015, respectively related to the 8.00% Convertible Notes. As of September 30, 2016 and December 31, 2015, the Company had no outstanding borrowings related to the 8.00% Convertible Notes. Interest expense of $547,000 that accrued during the three and nine months ended September 30, 2015 was forfeited and recorded in additional paid-in capital. During the year ended December 31, 2015, the Company recorded the remaining $5.4 million unamortized deferred financing costs related to the 8.00% Convertible Notes in additional paid-in capital.

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

The Treximet Secured Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year (each, a "Payment Date"), beginning on February 1, 2015. On each Payment Date, commencing August 1, 2015, the Company began paying installments of principal of the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date). At each month-end beginning with January 2015, the net sales of Treximet will be calculated, the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment must be paid at that time. The remaining balance outstanding on the Treximet Secured Notes will be due on the maturity date, which is August 1, 2020. As of September 30, 2016 and December 31, 2015, the Company classified $633,000 and $15.0 million, respectively, of the Treximet Secured Notes as a current liability and $189.0 million and $194.9 million as a non-current liability, respectively.

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

The Company may redeem the Treximet Secured Notes at its option, in whole at any time or in part from time to time, on any business day, on not less than 30 days nor more than 60 days prior notice provided to each holder's registered address. If such redemption was prior to August 1, 2015, the redemption price would have been equal to the greater of (i) the principal amount of the Treximet Secured Notes being redeemed and (ii) the present value, discounted at the applicable treasury rate of the principal amount of the Treximet Secured Notes being redeemed plus 1.00%, of such principal payment amounts and interest at the rate per annum shown above on the outstanding principal balance of the Treximet Secured Notes being redeemed assuming the principal balances were amortized at the times and in the assumed amounts set forth on Schedule A to the August 2014 Indenture. If such redemption occurs (i) on or after August 1, 2016 and prior to August 1, 2017, the redemption price will equal 103% of the outstanding principal amount of the August Notes being redeemed plus accrued and unpaid interest thereon and (ii) on or after August 1, 2017, the redemption price will equal 100% of the outstanding principal amount of the Treximet Secured Notes being redeemed plus accrued and unpaid interest thereon.

The August 2014 Indenture contains covenants that limit the ability of the Company and the Guarantors to, among other things: incur certain additional indebtedness; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem certain indebtedness; make certain investments; create restrictions on the ability of the Guarantors to pay dividends to the Company or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. Upon the occurrence of certain events constituting a change of control, the Company is required to make an offer to repurchase all of the Treximet Secured Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date.

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

Interest expense related to the Treximet Secured Notes was $5.7 million and $17.6 million, for the three and nine months ended September 30, 2016, respectively and $6.4 million and $19.6 million for the three and nine months ended September 30, 2015, respectively. Accrued interest on the Treximet Secured Notes was approximately $3.8 million and $10.5 million as of September 30, 2016 and December 31, 2015, respectively. The Company recorded debt issuance costs of $7.8 million, which are being amortized using the effective interest method. As of September 30, 2016, $1.3 million and $3.8 million are recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets and Treximet Secured Notes - long-term, respectively, in accordance with ASU 2015-03.

On April 13, 2015, the Company furnished to the holders of the Treximet Secured Notes a Consent Solicitation Statement (the "Consent Solicitation"). The Consent Solicitation sought the consent of the holders of a majority of the principal amount of the Treximet Secured Notes to amend the Indenture, dated August 19, 2014 (the "Indenture"), among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, that governs the Treximet Secured Notes to allow the Company to, among other things, incur up to $42.2 million of additional debt (the "Indenture Amendments") in exchange for a consent fee in cash equal to 1% of the principal amount of consenting Treximet Secured Notes (the "Consent Fees"). Through April 28, 2015, the Company received consent to the Indenture Amendments from holders representing approximately 98% of the principal amount of the Notes, and subsequently paid the holders approximately $2.2 million during the year ended December 31, 2015. The cost of inducement of $403,000 and $1.2 million is recorded in Prepaid expenses and other current assets and Treximet Secured Notes - long-term, respectively, in accordance with ASU 2015-03, on the unaudited condensed consolidated balance sheet at September 30, 2016 and are being amortized using the effective interest method.

The following table represents the future maturity schedule of the outstanding debt and line of credit at September 30, 2016 (in thousands):

Amount
2016	$-
2017	633
2018	14,000
2019	-
2020	188,948
Thereafter	130,000
Total maturities	333,581
Less:
Note discount	(23,539)
Deferred financing costs	(8,454)
Total outstanding debt	$301,588

Note 8. Stockholders' Equity

Reverse Stock Split

On October 13, 2016, the Company effectuated a reverse stock split of its outstanding shares of common stock at a ratio of 1 to 10. Upon the effectiveness of the Reverse Stock Split, which occurred on October 13, 2016, the Company's issued and outstanding shares of common stock was decreased from 94,961,549 to 9,499,812 shares, all with a par value of $0.01. Accordingly, all share and per share information has been restated in the Report to retroactively show the effect of the Reverse Stock Split.

Controlled Equity Offering

On November 7, 2014, the Company entered into a controlled equity offering sales agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") pursuant to which the Company could issue and sell shares of its common stock having an aggregate offering price of up to one hundred million dollars, pursuant to an effective registration statement on Form S-3 (No. 333-200005), from time to time through Cantor, acting as agent. The Company will pay Cantor a commission rate of 3.0% of the gross sales price per share of the common stock sold through Cantor as agent under the Sales Agreement.

During the three months ended September 30, 2016, the Company sold 984,148 shares of common stock under the Sales Agreement at an average price of approximately $6.56 per share for gross proceeds of $6.5 million and net proceeds of $6.2 million, after deducting Cantor's commission. During the nine months ended September 30, 2016, the Company sold 3,376,284 shares of common stock under the Sales Agreement at an average price of approximately $5.59 per share for gross proceeds of $18.9 million and net proceeds of $18.3 million, after deducting Cantor's commission. As of September 30, 2016, approximately $81.1 million of common stock remained available to be sold under this facility.

Warrants

As of September 30, 2016, the Company has approximately 32,992 outstanding common stock warrants in connection with the acquisition of Somaxon in March 2013.

Stock Option Plans

In June 2015, the Company's shareholders approved the 2015 Omnibus Incentive Plan (the "2015 Plan"). The maximum number of shares that can be offered under this plan is 700,000. Incentives may be granted under the 2015 Plan to eligible participants in the form of (a) incentive stock options, (b) non-qualified stock options, (c) restricted shares, (d) restricted stock units, (e) share appreciation rights and (f) other share-based awards. Incentive grants under the 2015 Plan generally vest based on four years of continuous service and have 10-year contractual terms.

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

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing mode were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average expected
stock price volatility	81.7%	71.4%	71.8%	72.3%
Estimated dividend yield	-	-	-	-
Risk-free interest rate	1.3%	1.8%	1.4%	1.7%
Expected life of option (in years)	6.2	6.3	6.2	6.3
Weighted average grant date
fair value per option	$4.20	$30.90	$12.59	$42.60

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

Stock-based compensation expense was ($159,000) and $2.1 million for the three and nine months ended September 30, 2016, respectively and $1.3 million and $4.4 million for the three and nine months ended September 30, 2015, respectively. Stock-based compensation expense for the periods presented is included within the selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

Stock Options

As of September 30, 2016, approximately 659,000 options are outstanding that have been issued to employees and directors under the Company's Golf Trust of America, Inc. 2007 Stock Option Plan, the Amended and Restated Pernix Therapeutics Holdings, Inc. 2009 Stock Incentive Plan and the 2015 Plan. As of September 30, 2016, there was approximately $7.9 million of total unrecognized compensation cost related to non-vested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 2.60 years.

During the year ended December 31, 2015, the Company's Board of Directors awarded a total of 48,500 stock options ("Performance Options") to certain of the Company's executive officers. A determination of whether and how many of the Performance Options vest and become exercisable will be made on August 14, 2018 (the "Measuring Date") (the date that is three-years from the grant date) based upon the average closing bid price of the Company's Common Stock for the twenty trading days ending on the Measuring Date. If the average closing bid price of the Company's Common Stock for the twenty trading days immediately ending on the Measuring Date is (i) less than $200 per share, no Performance Options vest, (ii) $200 per share or more and less than $250 per share, then 50% of the Performance Options vest, (iii) $250 per share or more and less than $300 per share, then 75% of the Performance Options vest, (iii) $300 per share or more and less than $350 per share, then 100% of the Performance Options vest, and (iv) $350 per share or more, then 150% of the Performance Options vest. 50% of any such vested options shall be exercisable on the Measuring Date and the remaining 50% of such vested options shall be exercisable one year after the Measuring Date. Upon a change of control of the Company after the Measuring Date, any vested but exercisable Performance Options shall become exercisable. Upon a change of control prior to the Measuring Date, the Measuring Date shall become the effective date of the change of control and the amount of Performance Options that vest, if any, shall be based upon the common stock price as of the effective date of the change of control. For example, if a change of control occurs prior to August 14, 2018 and the price of the Company's Common Stock for the twenty trading days prior to the effective date of the change of control is $240 per share then each named executive officer would vest in 50% of the Performance Options.

The Company utilized a Monte Carlo Simulation to determine the grant date fair value of the Performance Options. Compensation expense is recognized over the performance period of each tranche in accordance with ASC 718, Compensation - Stock Compensation. The Company recorded $0 and $35,000 for the three and nine months ended September 30, 2016, respectively and $15,000 for the three and nine months ended September 30, 2015 of share-based compensation expense related to these Performance Options. Due to the corporate restructuring that was announced in July 2016 and the associated departures of Company's former executive officers, all Performance Options have been canceled.

The following table shows the option activity, described above, during the nine months ended September 30, 2016 (share and intrinsic values in thousands):

			Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Shares	Price	(years)	Value
Options Outstanding at December 31, 2015	703	$55.42
Granted	328	19.64
Exercised	-	-		$-
Cancelled	(372)	49.19
Expired	-	-
Options outstanding at September 30, 2016	659	$41.13	8.3	$37
Options vested and expected to
vest as of September 30, 2016	598	$41.99	8.3	$28
Options vested and exercisable as of September 30, 2016	235	$50.87	7.4	$-

Restricted Stock

The following table shows the Company's non-vested restricted stock activity during the nine months ended September 30, 2016 (share and intrinsic values in thousands):

		Weighted Average	Aggregate
		Grant Date Fair	Intrinsic
	Shares	Value	Value
Non-vested restricted stock outstanding at December 31, 2015	6	$30.00
Granted	-	-
Vested	(6)	30.00	$63
Forfeited	-	-
Non-vested restricted stock outstanding at September 30, 2016	-	$-

As of September 30, 2016, there was $0 of total unrecognized compensation cost related to non-vested restricted stock issued to employees and directors of the Company due to the acceleration of restricted stock expense related to the restructuring during the year ended December 31, 2015.

Note 9. Income Taxes

The Company reported an income tax expense of $1,000 and $26,000 for the three and nine months ended September 30, 2016, respectively and a benefit of $5.6 million and $13.8 million for the three and nine months ended September 30, 2015, respectively. The Company's effective tax rate was 0.0% for the nine months ended September 30, 2016, compared to an estimated annual effective rate of 17.2% for the nine months ended September 30, 2015. The change in tax rate for the nine months ended September 30, 2016 was primarily due to the Company having a full valuation allowance as of and for the nine months ended September 30, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All deferred tax assets were subject to a full valuation allowance as of December 31, 2015.

The Company evaluates the realizability of its U.S. net deferred tax assets based on all available evidence, both positive and negative, on a quarterly basis. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that due to recent losses there is a continued need for a full valuation allowance against all of the Company's deferred tax assets as of September 30, 2016 and December 31, 2015.

Our gross deferred tax assets are comprised primarily of U.S. Federal net operating losses and accruals. A substantial portion of the deferred tax liability at September 30, 2016 relates to the difference between the financial statement and tax basis of the intangibles acquired in the Cypress acquisition. The deferred tax liability related to these Cypress intangibles is reduced on an annual basis by the financial statement amortization of such intangibles.

Income tax returns subject to review by taxing authorities include 2012, 2013, 2014 and 2015.

Note 10. Commitments and Contingencies

Legal Proceedings

GlaxoSmithKline Arbitration

The Company is currently involved in an arbitration proceeding with GSK. GSK has claimed that the Company owes GSK damages relating to an alleged breach by the Company of a covenant contained in the Asset Purchase and Sale Agreement ("APSA") dated as of May 13, 2014 by and among GSK and its affiliates and the Company pertaining to a pre-existing customer agreement. The Company has asserted counterclaims and defenses under the APSA and also asserted claims against GSK related to breaches of a Supply Agreement between the parties. The Company and GSK entered into an Interim Settlement Agreement under which the Company agreed to make payments to GSK and escrow additional funds. Additionally, the parties agreed to submit the matter to binding arbitration. The Company has paid GSK approximately $10.3 million through September 30, 2016 and deposited an additional amount of approximately $6.2 million into an escrow account on account of the settlement of disputed amounts. The amounts paid by the Company to GSK and escrowed represent approximately 46% of the amounts GSK claims are owed to them as a result of the Company's alleged breach under the APSA. The amounts paid and escrowed by the Company for GSK claims are consistent with the amounts accrued by the Company for managed care rebates and fees during the three and nine months ended September 30, 2016 and 2015. An arbitration hearing for the APSA claims was held in April 2016 and a second hearing for the Supply Agreement claims was held in October 2016. A decision by the arbitrators is expected no later than February 2017.

Recro Gainesville LLC v. Actavis Laboratories FL, Inc., District of Delaware Case Nos. 14-1118, 15-413, and 15-1196; Recro Gainesville LLC v. Alvogen Malta Operations Ltd., District of Delaware Case No. 14-1364

Recro is the owner of U.S. Patent Nos. 6,228,398 ("the '398 Patent") and 6,902,742 ("the '742 Patent"), both of which expire on November 1, 2019, and U.S. Patent No. 9,132,096 ("the '096 Patent"), which expires on September 12, 2034. All three patents (collectively, "the Orange Book Patents") are listed in the United States Food and Drug Administration's ("FDA") Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations ("Orange Book") as covering Zohydro ER. Actavis and Alvogen each filed Abbreviated New Drug Applications ("ANDAs") with the FDA seeking approval of proposed generic versions of Zohydro ER in 10, 15, 20, 30, 40, and 50 mg dosage strengths. Those ANDAs and amendments thereto contained certifications asserting that the Orange Book Patents are invalid and not infringed. Pursuant to the Hatch-Waxman Act, Recro brought suit against Actavis on September 3, 2014 and May 21, 2015 for declaratory judgment of infringement of the '398 and '742 Patents, and on December 23, 2015 for declaratory judgment of infringement of the '096 Patent. In response, Actavis filed counterclaims seeking declaratory judgments of noninfringement and invalidity of all three Orange Book Patents. Pursuant to the Hatch-Waxman Act, Recro brought suit against Alvogen on November 3, 2014 for declaratory judgment of infringement of the '398 and '742 Patents. In response, Alvogen filed counterclaims seeking declaratory judgments of noninfringement and invalidity of those two patents. On September 13, 2016, Recro and Actavis jointly filed a stipulation of dismissal of all claims and counterclaims relating to the '398 Patent, and that stipulation was entered by the Court on September 14, 2016. On September 29, 2016, Recro and Alvogen jointly filed a stipulation of dismissal of all claims and counterclaims then pending, and that stipulation was entered by the Court on September 30, 2016, ending the case between Recro and Alvogen. Recro and Actavis participated in a bench trial in the United States District Court for the District of Delaware regarding the '742 and '096 Patents, which was completed on October 7, 2016. During the trial, Actavis declined to pursue its invalidity counterclaims as to both the '742 and '096 Patents. The parties' post-trial submissions regarding the remaining issues of infringement have been filed.

Other Commitments and Contingencies

In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor. As of September 30, 2016, remaining payment obligations of the Company owed under these settlement agreements are $1.3 million. The balance is payable in equal annual installments of $250,000 through 2019, and a payment of $500,000, payable in 2017. The current portion is recorded in other liabilities - current and the non-current portion is recorded in other liabilities - long-term on the Company's unaudited condensed consolidated balance sheets as of September 30, 2016.

During the first quarter of 2014, the Company settled all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by the Company. As part of the settlement, the Company agreed to pay $12.0 million, payable in annual amounts of $2.0 million until the settlement is paid in full. As of September 30, 2016, the net present value of remaining payment obligations owed under this settlement agreement are $5.4 million. The current portion is recorded in other liabilities - current and the non-current portion is recorded in other liabilities - long-term on the Company's unaudited condensed consolidated balance sheet as of September 30, 2016.

In connection with the acquisition of Treximet, the Company is responsible for the payment of royalties to Pozen of 18% of Treximet net sales with quarterly minimum royalty amounts of $4.0 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.

Note 11. Restructuring

On July 7, 2016, the Company announced a restructuring of its sales force and operations. The reorganization plan included (1) a reduction of 54 sales positions, primarily from the Company's Neurology sales team; (2) prioritization and reorganization of sales territories to reduce the inefficient time that sales representatives spent driving long distances between customers; (3) improvement of the Company's compensation plan to incentivize the field sales staff to increase the frequency of calls on the focused targets; and (4) consolidation of the Neurology and Pain sales forces under one sales management structure to eliminate redundancies. In addition, as part of this initiative, the Company reduced its administrative staff by 6 employees. The Company incurred $2.3 million during the three and nine months ended September 30, 2016 in severance and other related cash expenses. The charge during the nine months ended September 30, 2016 was comprised of $1.3 million in severance related cash expenses, and $1.0 million in other cash related expenses. Associated severance and other related payments are expected to be paid by December 31, 2017.

On March 16, 2015, the Company instituted an initiative to restructure operations and shut down its Charleston, South Carolina site. This step was done to consolidate operations within the Company's headquarters located in Morristown, New Jersey. The Company incurred $0 during the three and nine months ended September 30, 2016, and a reduction of $4,000 and a charge of $1.2 million for the three and nine months ended September 30, 2015, respectively, related to the restructuring. The charge during the nine months ended September 30, 2015 was comprised of $541,000 in severance related cash expenses, and $653,000 for the modification and accelerated vesting of options and awards under existing employee agreements. Associated severance payments were paid by May 31, 2016.

A summary of accrued restructuring costs, included as a component of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets, is as follows (in thousands):

	December 31,				September 30,
	2015	Charges	Cash	Non-cash	2016
2016 restructuring costs	$-	$2,277	$(1,443)	$-	$834
2015 restructuring costs	104	-	(104)	-	-
Totals	$104	$2,277	$(1,547)	$-	$834

	December 31,				September 30,
	2014	Charges	Cash	Non-cash	2015
2015 restructuring costs	$-	$1,193	$(289)	$(653)	$251

Note 12. Business Combinations

Consideration paid by the Company for each business it purchased is allocated to the assets and liabilities acquired based upon their estimated fair values as of the date of each acquisition. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recorded as goodwill.

Zohydro ER Acquisition

On April 24, 2015, Pernix completed the acquisition of the pharmaceutical product line, Zohydro ER, including an abuse-deterrent pipeline and all related intellectual property, a favorable supplier contract and an associated liability payable, and a specified quantity of inventory associated therewith, from Zogenix, Inc. ("Zogenix"). There were no other tangible or intangible assets acquired and liabilities assumed related to the Zohydro ER product line from Zogenix. The total purchase price consisted of an upfront cash payment of $80.0 million including a deposit of $10.0 million in an escrow fund, stock consideration of $11.9 million issued in common stock of Pernix, $927,000 for a specified quantity of inventory, and regulatory and commercial milestones of up to $283.5 million including a $12.5 million milestone payment upon approval of a ZX007 abuse-deterrent extended-release hydrocodone tablet and up to $271.0 million in potential sales milestones if the Zohydro ER product line achieves certain agreed-upon net sales targets.

The Zohydro ER product line acquisition was accounted for as a business combination in accordance with ASC 805 Business Combinations ("ASC 805"). The Company finalized the purchase price allocation in the quarter ended June 30, 2016 and recorded the measurement period adjustments in accordance with ASU 2015-16. The results of operations of the acquired Zohydro ER product line, along with the estimated fair values of the net assets acquired, have been included in the Company's unaudited condensed consolidated financial statements since the Company acquired Zohydro ER on April 24, 2015.

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

Note 13. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2016	2015
Supplemental disclosures of Cash Flow Information:
Cash (received) paid for income taxes, net	$(3,482)	$140
Cash paid for interest	27,294	27,736
Supplemental disclosures of Non-cash Investing and Financing Activities:
Conversion of 8.00% Convertible Notes	-	60,172
Issuance of 168,209 shares to Zogenix for Zohydro ER acquisition	-	11,926

Note 14. Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15") which provides updated guidance on eight classification issues related to the statement of cash flows: debt prepayments and extinguishment costs, settlement of zero-'coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently assessing the potential impact of adopting ASU 2016-15 on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of adopting ASU 2016-09 on its financial statements and related disclosures.

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)." This ASU defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provides guidance on required financial statement footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016. The Company will adopt this ASU as of December 31, 2016 and use its guidance when evaluating whether there is substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in "Part I-Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth under "Part I-Item1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016.

The discussion below contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein, other than statements of current or historical fact, including statements regarding our current expectations of our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities and any other statements about management's future expectations, beliefs, goals, plans or prospects, constitute forward-looking statements. We have tried to identify forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "target," "will," "would" or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to successfully complete a refinancing or restructuring of our existing debt, the rate and degree of market acceptance of, and our ability and our distribution and marketing partners' ability to obtain reimbursement for, any approved products; our ability to successfully execute our sales and marketing strategy, including to continue to successfully recruit and retain sales and marketing personnel in the U.S.; our ability to obtain additional financing; our ability to maintain regulatory approvals for our products; the accuracy of our estimates regarding expenses, future revenues and capital requirements; our ability to manage our anticipated future growth; the ability of our products to compete with generic products as well as new products that may be developed by our competitors; our ability and our distribution and marketing partners' ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products; the performance of our manufacturers, over which we have limited control; our ability to obtain and maintain intellectual property protection for our products; our ability to operate our business without infringing the intellectual property rights of others; the success and timing of our clinical development efforts; the loss of key scientific or management personnel; regulatory developments in the U.S. and foreign countries; our ability to either acquire or develop and commercialize other product candidates in addition to our current products and other risks detailed above in "Part I-Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016.

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

See Part I, Item 1 - Business included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding our products and product candidates.

Quarterly Update
  On July 7, 2016, we announced a restructuring of our sales force and operations. The reorganization plan included (1) a reduction of 54 sales positions, primarily from our Neurology sales team; (2) prioritization and reorganization of sales territories to reduce the inefficient time that sales representatives spent driving long distances between customers; (3) improvement of our compensation plan to incentivize the field sales staff to increase the frequency of calls on the focused targets; and (4) consolidation of the Neurology and Pain sales forces under one sales management structure to eliminate redundancies. In addition, as part of this initiative, we reduced our administrative staff by 6 employees.
  On July 26, 2016, we announced a reorganization of our senior management team intended to improve our efficiency, drive profitability and position the Company for future growth. As part of the management change, John Sedor assumed the role of Chief Executive Officer on a permanent basis and pharmaceutical industry veteran, Dr. Graham Miao, who previously served as a senior advisor to Pernix's Board of Directors since May, was appointed as President and Chief Financial Officer. Dr. Miao reports directly to Mr. Sedor and has responsibility for all functions related to finance, operations, regulatory and scientific affairs. In addition, Sanjay Patel, Chief Financial Officer, Terence Novak, Chief Operating Officer, and Barry Siegel, Senior Vice President and General Counsel are no longer employed by Pernix.
  On August 11, 2016, we announced the commencement of a formal process to pursue alternatives to improve financial flexibility, and we have retained advisors to explore options to restructure our debt and assess other potential alternatives in order to maximize value for all stakeholders. We are currently negotiating with a group of note holders of the Treximet Secured Notes and a group of note holders of the 4.25% Convertible Notes. We are proposing an exchange of both the Treximet Secured Notes and the 4.25% Convertible Notes into a package of new securities, including debt securities, preferred equity securities, common stock and warrants to purchase common stock.
  On October 13, 2016, we filed Articles of Amendment to our charter, with the State Department of Assessments and Taxation of Maryland to effect a one-for-ten reverse stock split of the outstanding shares of common stock, par value $0.01 per share. The purpose of the Reverse Stock Split was to raise the per share trading price of our common stock to regain compliance with the minimum $1.00 continued listing requirement for the listing of our common stock on The NASDAQ Global Market. As of the date of this Report, we have regained compliance with NASDAQ Listing Rule 5450(a)(1).
  On November 1, 2016, we made the decision that we would not be exercising our option to obtain an exclusive, royalty-bearing license to the Altus Technology and the Altus Product Technology, as defined in the Development and Option Agreement dated November 1, 2013 between Zogenix, Inc. and Altus Formulation, Inc. The decision was made based on a careful evaluation of the Development and Option Agreement and the potential alternative technologies available to Pernix. We remain committed to continuing to improve the abuse-deterrent properties of Zohydro ER by investing in innovative technologies for future development of the product, including a reformulation of Zohydro ER with BeadTek and/or the license, development and commercialization of other abuse-deterrent technologies.

  On November 3, 2016, we entered into employment agreements with each of John A. Sedor, the Company's Chief Executive Officer and Dr. Miao, the Company's President and Chief Financial Officer.
  On November 4, 2016, our Board of Directors increased its size to 5 members and appointed Graham Miao and Dennis Langer as members of the Board of the Directors. In addition, the Board of Directors appointed Dr. Langer to Compensation Committee as chairman and the Audit and Nominating Committees as a member. We are now in compliance with the "three independent member audit committee" requirement of The NASDAQ Stock Market Listing Rule 5605(c)(2)(A).

Controlled Equity Offering

On November 7, 2014, we entered into a controlled equity offering sales agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") pursuant to which we could issue and sell shares of our common stock having an aggregate offering price of up to $100,000,000 from time to time through Cantor, acting as agent. We will pay Cantor a commission rate of 3.0% of the gross sales price per share of the common stock sold through Cantor as agent under the Sales Agreement.

During the three months ended September 30, 2016, we sold 984,148 shares of common stock under the Sales Agreement, pursuant to an effective registration statement on Form S-3 (No. 333-200005), at an average price of approximately $6.56 per share, for gross proceeds of $6.5 million and net proceeds of $6.2 million, after deducting Cantor's commission. During the nine months ended September 30, 2016, we sold 3,376,284 shares of common stock under the Sales Agreement, pursuant to an effective registration statement on Form S-3 (No. 333-200005), at an average price of approximately $5.59 per share, for gross proceeds of $18.9 million and net proceeds of $18.3 million, after deducting Cantor's commission. As of September 30, 2016, approximately $81.1 million of common stock remained available to be sold under this facility.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended
	September 30,		Increase /
	2016	2015	(Decrease)	Percent
Net revenues	$41,468	$48,615	$(7,147)	-15%

Costs and operating expenses:
Cost of product sales	10,840	12,036	(1,196)	-10%
Selling, general and administrative expense	22,173	27,419	(5,246)	-19%
Research and development expense	1,712	3,180	(1,468)	-46%
Depreciation and amortization expense	20,700	25,733	(5,033)	-20%
Change in fair value of contingent consideration	516	(3,596)	4,112	*
Loss from disposal and impairments of assets	652	-	652	*
Restructuring costs	2,277	(4)	2,281	*
Other income (expense):
Interest income	-	43	(43)	*
Interest expense	(8,857)	(9,687)	(830)	-9%
Change in fair value of derivative liability	(209)	10,527	(10,736)	*
Foreign currency transaction gain	31	-	31	*
Loss on extinguishment of debt	-	(1,112)	(1,112)	*
Income tax expense (benefit)	1	(5,642)	(5,643)	*

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

The following table sets forth a summary of our net revenues for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended
	September 30,		Increase /
	2016	2015	(Decrease)	Percent
Treximet	$24,015	$28,571	$(4,556)	-16%
Silenor	4,615	5,149	(534)	-10%
Zohydro ER	6,100	5,363	737	14%
Other	6,667	8,546	(1,879)	-22%
Net product sales	41,397	47,629	(6,232)	-13%
Co-promotion and other revenue	71	986	(915)	-93%
Total net revenues	$41,468	$48,615	$(7,147)	-15%

Net revenues decreased $7.1 million or 15% during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Treximet net sales decreased by $4.6 million or 16% during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due primarily to $3.9 million of inventory changes at the wholesaler level and a decrease in the net selling price of Treximet and other factors.

Silenor net sales decreased by $534,000, or 10%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in net sales of Silenor was primarily driven by a lower net selling price.

Zohydro ER was acquired in April 2015 with the first sale occurring on May 4, 2015. Zohydro ER net sales increased by $737,000 or 14% during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily due to a $705,000 increase in demand, a $809,000 increase in the net selling price, which were partially offset by a $776,000 decrease due to inventory changes at the wholesaler level.

Net product sales - other decreased by $1.9 million, or 22%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Declining net product sales - other was due to (i) the discontinuation of certain less profitable products, primarily generics, and certain OTC monograph seasonal cough and cold products and (ii) the termination of certain contracts pursuant to which we marketed and distributed products for others and invoiced those sales.

Co-promotion and other revenue decreased by $915,000 during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in co-promotion and other revenue was primarily attributable to the termination of the co-promotion agreement on Omeclamox.

Cost of Product Sales

Cost of product sales decreased by $1.2 million, or 10%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The decrease in cost of product sales is primarily due to lower royalty expenses based on decreased net sales.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by $5.2 million, or 19%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  The decrease was driven primarily by lower selling and marketing costs for Treximet and Silenor, partially offset by higher legal expenses.

Research and Development Expense

Research and development expense decreased by $1.5 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was related to the timing of work for Zohydro ER.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $5.0 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily a result of an extension of the estimated useful life of Zohydro ER with BeadTek during the three months ended March 31, 2016 due to the additional patents that were issued in February 2016 and intangible asset impairments during the nine months ended September 30, 2016 and the fourth quarter of 2015.

Change in Fair Value of Contingent Consideration

For the acquisition of Zohydro ER, we recorded $14.2 million of contingent consideration. The fair value of the contingent consideration linked to FDA approval was $2.7 million and the fair value of the contingent consideration linked to achievement of the net sales target was $11.5 million. As of September 30, 2016, the current fair value of the contingent consideration is approximately $5.1 million. We recorded an expense of $516,000 and a benefit of $3.6 million as change in fair value of contingent consideration in the three months ended September 30, 2016 and 2015, respectively.

Restructuring Costs

Restructuring costs were $2.3 million and a credit of $4,000 during the three months ended September 30, 2016 and 2015, respectively. Restructuring costs during the three months ended September 30, 2016 were related to the initiative to restructure our sales force and operations as discussed above.

Interest Expense

Interest expense decreased by $830,000, or 9%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily due to the lower principal balance on the Treximet Secured Notes which reduced interest expense by $657,000 during the three months ended September 30, 2016.

Change in Fair Value of Derivative Liability

We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period. We recorded an expense of $209,000 and a benefit of $10.5 million as change in fair value of derivative liability in other income (expense) in the three months ended September 30, 2016 and 2015, respectively.

Loss on extinguishment of debt

During the three months ended September 30, 2015, we terminated the MidCap Credit Facility and recorded a $1.1 million loss on extinguishment of debt for the deferred financing costs that had been capitalized at the time of acquisition of this debt in other expense, net.

Income Tax Expense (Benefit)

We recognized an income tax expense of $1,000 and a benefit of $5.6 million, during the three months ended September 30, 2016 and 2015, respectively. The change in tax rate for the three months ended September 30, 2016 was primarily related to a change in our judgment that, based on the evaluation of all available evidence, our deferred tax assets are not more likely than not realizable, which resulted in a valuation allowance recorded against our deferred tax assets.

Comparison of Nine Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended
	September 30,		Increase /
	2016	2015	(Decrease)	Percent
Net revenues	$110,683	$129,481	$(18,798)	-15%

Costs and operating expenses:
Cost of product sales	34,272	36,906	(2,634)	-7%
Selling, general and administrative expense	73,615	73,262	353	*
Research and development expense	5,139	5,644	(505)	-9%
Depreciation and amortization expense	65,426	66,492	(1,066)	-2%
Change in fair value of contingent consideration	(8,958)	(3,596)	(5,362)	*
Loss from disposal and impairments of assets	2,423	-	2,423	*
Restructuring costs	2,277	1,193	1,084	91%
Other income (expense):
Interest income	-	153	(153)	*
Interest expense	(26,818)	(28,818)	(2,000)	-7%
Change in fair value of derivative liability	6,744	19,230	(12,486)	-65%
Foreign currency transaction gain	98	-	98	*
Loss on extinguishment of debt	-	(1,112)	(1,112)	*
Cost of inducement	-	(19,500)	(19,500)	*
Income tax expense (benefit)	26	(13,818)	(13,844)	*

* Comparison to prior period is not meaningful.

Net Revenues

The following table sets forth a summary of our net revenues for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended
	September 30,		Increase /
	2016	2015	(Decrease)	Percent
Treximet	$58,149	$74,997	$(16,848)	-22%
Silenor	12,388	16,177	(3,789)	-23%
Zohydro ER	17,448	9,329	8,119	87%
Other	22,396	27,462	(5,066)	-18%
Net product sales	110,381	127,965	(17,584)	-14%
Co-promotion and other revenue	302	1,516	(1,214)	-80%
Total net revenues	$110,683	$129,481	$(18,798)	-15%

Net revenues decreased $18.8 million or 15% during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Treximet net sales decreased by $16.8 million or 22% during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to $8.3 million of inventory changes at the wholesaler level and $4.3 million decrease in demand and a $4.2 million decrease in the net selling price.

Silenor net sales decreased by $3.8 million, or 23%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in sales of Silenor was primarily driven by a $2.5 million decrease in the net selling price and $1.8 million of inventory changes at the wholesaler level. These decreases were partially offset by a $473,000 increase in demand.

Zohydro ER was acquired in April 2015 with the first sale occurring on May 4, 2015. Zohydro ER net sales increased by $8.1 million during the nine months ended September 30, 2016 compared to the prior period which consisted of five months of sales.

Net product sales - other decreased by $5.1 million, or 18%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Declining net product sales - other was due to (i) the discontinuation of certain less profitable products, primarily generics, and certain OTC monograph seasonal cough and cold products and (ii) the termination of certain contracts pursuant to which we marketed and distributed products for others and invoiced those sales.

Co-promotion and other revenue decreased by $1.2 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in co-promotion and other revenue was primarily attributable to the termination of the co-promotion agreement on Omeclamox.

Cost of Product Sales

Cost of product sales decreased by $2.6 million, or 7%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decrease in cost of product sales is primarily due to lower royalty expenses based on decreased net sales.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $353,000 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase was driven primarily by selling and marketing costs for Zohydro ER with BeadTek, which was acquired in April 2015 and we began to promote in May 2015.

Research and Development Expense

Research and development expense decreased by $505,000 during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was related to the timing of work for Zohydro ER.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $1.1 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily related to intangible asset impairments during the nine months ended September 30, 2016 and the fourth quarter of 2015. These decreases were partially offset by the amortization of Treximet pediatrics developed technology which began in May 2015.

Change in Fair Value of Contingent Consideration

For the acquisition of Zohydro ER, we recorded $14.2 million of contingent consideration. The fair value of the contingent consideration linked to FDA approval was $2.7 million and the fair value of the contingent consideration linked to achievement of the net sales target was $11.5 million. As of September 30, 2016, the current fair value of the contingent consideration is approximately $5.1 million. We recorded a benefit of $9.0 million and $3.6 million as change in fair value of contingent consideration in the nine months ended September 30, 2016 and 2015, respectively.

Restructuring Costs

Restructuring costs were $2.3 million and $1.2 million during the nine months ended September 30, 2016 and 2015, respectively. Restructuring costs during the nine months ended September 30, 2016 were related to the initiative to restructure our sales force and operations as discussed above. Restructuring costs during the nine months ended September 30, 2015 were related to the initiative to restructure operations and shut down the Charleston, South Carolina site in 2015.

Interest Expense

Interest expense decreased by $2.0 million, or 7%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily due to the lower principal balance on the Treximet Secured Notes.

Change in Fair Value of Derivative Liability

We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period. We recorded benefits of $6.7 million and $19.2 million as change in fair value of derivative liability in other income (expense) in the nine months ended September 30, 2016 and 2015, respectively.

Loss on extinguishment of debt

During the nine months ended September 30, 2015, we terminated the MidCap Credit Facility and recorded a $1.1 million loss on extinguishment of debt for the deferred financing costs that had been capitalized at the time of acquisition of this debt in other expense, net.

Cost of Inducement

In April 2015, we entered into the "Inducement Agreement" with all of the holders of our 8.00% Convertible Notes, pursuant to which such holders agreed to the removal of substantially all of the material restrictive covenants in the indenture governing such notes and to convert such notes in accordance with the provisions of such indenture in exchange for an aggregate of 233,813 shares of our common stock. The Company recorded $19.5 million as cost of inducement expense in the nine months ended September 30, 2015. For further discussion, see Note 7, Debt, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Income Tax (Benefit) Expense

During the nine months ended September 30, 2016, we recognized an income tax expense of $26,000. During the nine months ended September 30, 2015, we recognized an income tax benefit of $13.8 million. The change in tax rate for the nine months ended September 30, 2016 was primarily related to a change in our judgment that, based on the evaluation of all available evidence, our deferred tax assets are not more likely than not realizable, which resulted in a valuation allowance recorded against our deferred tax assets.

Non-GAAP Financial Measures

To supplement our financial results determined by GAAP, we have also disclosed in the tables below the following non-GAAP information: (a) adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") and (b) adjusted EBITDA per basic and diluted common share. This financial measure excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. These non-GAAP financial measures exclude, among other things, depreciation and amortization, net interest, taxes, net revenue adjustments, deal expenses, share-based compensation expense, amortization of inventory step-up included in cost of product sales, severance expenses and restructuring costs (comprehensively "Adjustment Items"). In addition, from time to time in the future there may be other items that we may exclude for the purposes of our non-GAAP financial measures; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of our non-GAAP financial measures. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our operating results because they exclude amounts that management and the board of directors do not consider part of core operating results or that are non-recurring when assessing the performance of the organization. We believe that inclusion of these non-GAAP financial measures provides consistency and comparability with past reports of financial results and provides consistency in calculations by outside analysts reviewing our results. Accordingly, we believe these non-GAAP financial measures are useful to investors in allowing for greater transparency of supplemental information used by management.

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

Reconciliation of GAAP reported net loss to adjusted EBITDA are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
GAAP net loss	$(26,438)	$(10,740)	$(83,513)	$(66,649)
Adjustments:
Interest expense, net	8,857	9,644	26,818	28,665
Depreciation and amortization	20,730	25,733	65,475	66,492
Income tax expense (benefit)	1	(5,642)	26	(13,818)
EBITDA	3,150	18,995	8,806	14,690
Net revenue adjustments (1)	-	644	-	(2,339)
Cost of product sales adjustments (2)	-	-	-	97
Selling, general and administrative adjustments (3)	1,606	1,548	4,766	9,282
Research and development adjustments	-	500	-	500
Change in fair value of contingent consideration	516	(3,596)	(8,958)	(3,596)
Loss from disposal and impairments of assets (4)	652	-	2,423	-
Loss on extinguishment of debt	-	1,112	-	1,112
Cost of inducement	-	-	-	19,500
Change in fair value of derivative liability	209	(10,527)	(6,744)	(19,230)
Foreign currency transaction gain	(31)	-	(98)	-
Restructuring costs (5)	2,277	(4)	2,277	1,193
Adjusted EBITDA	$8,379	$8,672	$2,472	$21,209

(1)

To include impact of change in estimates related to gross to net accruals of $0 and $644,000 for the three months ended September 30, 2016 and 2015, respectively. Also, to include impact of change in estimates related to gross to net accruals of $0 and $2.6 million and to exclude impact on returns from FDA reclass of Hydrocodone products from C3 to C2 classification of $0 and $303,000 for the nine months ended September 30, 2016 and 2015, respectively.

(2)	To exclude amortization of inventory step-up from acquisitions.
(3)

To exclude deal costs of $0 and $186,000; stock compensation expense of $(159,000) and $1.3 million; severance expense of $431,000 and $0; loss on disposal of assets of $0 and $19,000; and litigation settlement expenses of $1.3 million and $0 for the three months ended September 30, 2016 and 2015, respectively. Also, to exclude deal costs of $18,000 and $4.1 million; stock compensation expense of $2.1 million and $3.8 million; severance expense of $1.6 million and $0; litigation settlement expenses of $1.0 million and $1.4 million and loss on disposal of assets of $0 and $19,000 for the nine months ended September 30, 2016 and 2015, respectively.

(4)	To exclude the impairment of assets primarily related to our cough and cold product line.
(5)	To exclude the cost related to the initiative to restructure our sales force and operations in 2016 and the restructure of our operations and shut down of the Charleston, South Carolina site in 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $28.5 million, borrowing availability of $11.4 million under our $50.0 million credit agreement, which may be increased by an additional $20.0 million in the lenders' discretion. Our debt included $189.6 million aggregate principal amount of our 12.0% Treximet Secured Notes issued August 19, 2014 and due August 1, 2020 ("Treximet Secured Notes"), $14.0 million under our senior secured revolving credit facility (the "Wells Fargo Credit Facility") and $130.0 million aggregate principal amount of our 4.25% Convertible Notes, issued April 22, 2015 and due April 1, 2021, ("4.25% Convertible Notes") unless earlier converted.

We have an effective shelf registration statement on Form S-3, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and units.  The shelf registration statement includes a sales agreement prospectus covering the offering, issuance and sale of up to one hundred million dollars' worth of shares of our common stock that may be issued and sold under the Controlled Equity Offering Sales Agreement, dated November 7, 2014, between us and Cantor Fitzgerald & Co. as agent. We have sold 984,148 and 3,376,284 shares of common stock under this controlled equity program for net proceeds of $6.2 million and $18.3 million during the three and nine months ended September 30, 2016. This program will provide us with financial flexibility and the ability to opportunistically access the capital markets.

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
  the costs of and any judgments resulting from legal proceedings; and
  the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to us.

On each Payment Date, which commenced on August 1, 2015, the Company will pay an installment of principal on the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date). At each month-end beginning with January 2015, the net sales of Treximet will be calculated, and the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment will be paid at that time. The balance outstanding on the Treximet Secured Notes will be due on the maturity date of the Treximet Secured Notes, which is August 1, 2020.  Based on the calculation of the principal payments as described, the Company has recorded $189.0 million of Treximet Secured Notes as long-term debt and $633,000 as short-term debt as of September 30, 2016.

As of September 30, 2016, we believe that our existing cash balance, our ability to opportunistically access the capital markets and funds remaining available under our Wells Fargo Credit Facility, which may be increased by an additional $20.0 million in the lenders' discretion will be sufficient to fund our operations through the next year.

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

On July 7, 2016, we announced a restructuring of our sales force and operations. The reorganization plan included (1) a reduction of 54 sales positions, primarily from our Neurology sales team; (2) prioritization and reorganization of sales territories to reduce the inefficient time that sales representatives spent driving long distances between customers; (3) improvement of our compensation plan to incentivize the field sales staff to increase the frequency of calls on the focused targets; and (4) consolidation of the Neurology and Pain sales forces under one sales management structure to eliminate redundancies. In addition, as part of this initiative, we reduced our administrative staff by 6 employees. We anticipate that this reorganization will result in an estimated annualized cost savings of approximately $10 million, which began during the third quarter of 2016. We recorded a one-time charge of $2.3 million during the three and nine months ended September 30, 2016 in connection with this reorganization.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2016, and 2015 (in thousands).

	Nine Months Ended
	September 30,
Cash (used in) provided by	2016	2015
Operating activities	$(22,890)	$(10,895)
Investing activities	(1,547)	(82,356)
Financing activities	(3,177)	115,583
Net (decrease) increase in cash and cash equivalents	$(27,614)	$22,332

Comparison of the Nine Months Ended September 30, 2016 and 2015

Net cash used in operating activities

Net cash used in operating activities during the nine months ended September 30, 2016 was $22.9 million, an increase of $12.0 million from cash used in operating activities during the nine months ended September 30, 2015 of $10.9 million. The cash used in operating activities during the nine months ended September 30, 2016 was driven by the net loss of $83.5 million. This use was partially offset by non-cash expenses totaling $58.8 million and net changes in operating assets/liabilities of $1.8 million. The $10.9 million used in operating activities during the nine months ended September 30, 2015 was primarily driven by a net loss of $66.6 million, net changes in operating assets/liabilities of $5.0 million partially offset by non-cash expenses totaling $60.7 million.

Net cash used in investing activities

Net cash used in investing activities during the nine months ended September 30, 2016 was $1.5 million, which primarily consisted of purchases of fixed assets. The cash used of $82.4 million during the nine months ended September 30, 2015 was primarily due to the purchase of Zohydro ER with BeadTek.

Net cash (used in) provided by financing activities

Net cash used in financing activities during the nine months ended September 30, 2016 was $3.2 million. Cash used in financing activities for the nine months ended September 30, 2016 was primarily for principal payments on our Treximet Secured Notes of $20.4 million. This use was partially offset by the issuance of 3.4 million shares under the Controlled Equity Offering Sales Agreement for $18.3 million. Net cash provided by financing activities was $115.6 million for the nine months ended September 30, 2015 and was primarily due to the net proceeds of the issuance of the 4.25% Convertible Notes in April 2015 which were partially offset by a $10.0 million principal payment on our Treximet Secured Notes.

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

Evaluation of Disclosure Controls and Procedures.  As of September 30, 2016, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference herein from Legal Proceedings under Note 10, Commitments and Contingencies, to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Except for the additional disclosures set forth below, for additional information about our risk factors, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016.

Our board of directors has authorized us to explore alternatives to refinance or restructure our existing debt, which could materially and adversely affect our business. Any refinancing or restructuring of our existing debt will be highly dilutive to our existing equity holders and certain debt holders and could adversely affect the price of our common stock.

On August 11, 2016, we announced the commencement of a formal process to pursue alternatives to refinance or restructure our existing debt, including the engagement of external financial advisors. These alternatives may include, but not be limited to, seeking a restructuring or refinancing of our existing debt through a private restructuring or reorganization under Chapter 11 of the Bankruptcy Code. We believe the consummation of a successful refinancing or restructuring of our existing debt is critical to our continued viability. In connection with our exploration of alternatives to refinance or restructure our existing debt, we expect to incur expenses associated with identifying and evaluating our alternatives. The process of exploring refinancing or restructuring alternatives may be disruptive to our business operations. The inability to effectively manage the process and any resulting agreement or transaction could materially and adversely affect our business, financial condition or results of operations. Any refinancing or restructuring will likely be subject to a number of conditions, many of which will be outside of our control. We can make no assurances that any refinancing or restructuring that we pursue will be successful, or what the terms thereof would be or what, if anything, our existing debt and equity holders would receive in any resulting transaction, which will depend on our enterprise value, although we believe that any refinancing or restructuring would be highly dilutive to our existing equity holders and certain debt holders. In addition, we can make no assurances with respect to what the value of our debt and equity will be following the consummation of any refinancing or restructuring. The issuance and sale of substantial amounts of common stock or the announcement that such issuances and sales may occur, could adversely affect the market price of our common stock.

Failure to complete a refinancing or restructuring of our existing debt may limit our ability to fund our operations, meet our obligations and continue as a going concern.

We continue to evaluate our financial and strategic alternatives, which may include a private restructuring of our existing debt or reorganization under Chapter 11 of the Bankruptcy Code. We are currently negotiating with a group of note holders of the Treximet Secured Notes and a group of note holders of the 4.25% Convertible Notes. We are proposing an exchange of both the Treximet Secured Notes and the 4.25% Convertible Notes into a package of new securities, including debt securities, preferred equity securities, common stock and warrants to purchase common stock. We, along with our advisors, are actively working toward such a transaction that would address our existing debt. If we fail to successfully complete a restructuring or refinancing of our existing debt, our indebtedness may be accelerated and we may not be able to otherwise source adequate liquidity to fund our operations, meet our obligations (including our debt payment obligations) and continue as a going concern. In such an event, we may be forced to seek relief under Chapter 11 of the Bankruptcy Code (or an involuntary petition for bankruptcy relief or similar creditor action may be filed against it). We cannot provide assurance that we will be successful in completing a refinancing or restructuring of our existing debt in a private, out-of-court transaction.

Recent changes in senior management and the reductions in workforce associated with our restructuring efforts could disrupt the operation of our business, distract our management from focusing on revenue-generating efforts, result in the erosion of employee morale, and impair our ability to respond rapidly to growth opportunities in the future.

We have experienced a number of recent changes in senior management and other key personnel, including the departure of our President and Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer, and our General Counsel. Our new Chief Executive Officer was appointed on a permanent basis in July 2016 after serving as interim Chief Executive Officer since May 2016 and our new President and Chief Financial Officer was appointed in July 2016, after serving as a senior advisor to the Board since May 2016. The recruitment and retention of a new senior management staff has created and could continue to create a number of transitional challenges for us. These transitional issues have caused, and may cause, disruptions to our business. We cannot be assured that a smooth transition of our senior management staff has occurred, or that we have taken the necessary steps to effect an orderly continuation of our operations during the transitional period. Further, the process of locating personnel with the combination of skills and attributes required to carry out our goals and integrating such personnel once they are recruited is often lengthy. We cannot be assured that the integration of our new senior management staff will occur in a timely manner, or that such integration will not present additional transitional challenges for us or adversely affect the operation of our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description

3.1*	Articles of Incorporation of Pernix Therapeutics Holdings, Inc., as amended.

3.2*	Bylaws of Pernix Therapeutics Holdings, Inc., as amended.

10.1*	Resignation and Release Agreement, dated July 26, 2016, by and between Pernix Therapeutics Holdings, Inc. and Barry Siegel.

31.1*	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant's Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015;
(ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015;
(iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 and
(iv) Notes to Condensed Consolidated Financial Statements.

_______________________

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: November 10, 2016	By:	/s/ JOHN SEDOR
John Sedor
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2016	By:	/s/ GRAHAM MIAO
Graham Miao President and Chief Financial Officer
(Principal Financial Officer)