Form 10-K/A
period 2016-12-31
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2017-05-01
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

______________________
FORM 10-K/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

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

On April 21, 2017, the registrant had 10,015,641 shares of its common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this Amendment) to the Annual Report on Form 10-K of Pernix Therapeutics Holdings, Inc. for the year ended December 31, 2016, as filed on March 28, 2017 (the Original Form 10-K), is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15(a)(3) of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment. Accordingly, this Amendment should be read in conjunction with our Original Form 10-K and with our filings with the Securities and Exchange Commission (the SEC) subsequent to our Original Form 10-K.

In accordance with Rule 12b-15 of the Exchange Act of 1934, as amended (the Exchange Act), new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment.

Unless the context indicates otherwise, references in the report to "Pernix," "Company," "we," "us" and "our" and similar terms mean Pernix Therapeutics Holdings, Inc., a Maryland corporation, and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains or incorporates certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Exchange Act. Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words or phrases such as "may," "will," "could," "should," "potential," "continue," "expect," "intend," "plan," "estimate," "anticipate," "believe," "project," "likely," "outlook," or similar words or expressions or the negatives of such words or expressions are intended to identify forward-looking statements. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in Item 1A "Risk Factors" in the Original Form 10-K, as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward- looking statements do not guarantee future performance and should not be considered as statements of fact. All information set forth in this Amendment is as of the date of filing this Amendment and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

SMALLER REPORTING COMPANY - SCALED DISCLOSURE

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act, as indicated herein, we have elected to comply with the scaled disclosure requirements applicable to "smaller reporting companies."

i

PERNIX THERAPEUTICS HOLDINGS, INC.
Form 10-K/A
For the Year Ended December 31, 2016
TABLE OF CONTENTS

ii

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age, how long he has served as a director of our Company and position of each of our current directors and executive officers as of April 21, 2017.

Name	Age	Director Since	Position
John Sedor	72	2014	Chief Executive Officer and Chairman of the Board of Directors
Graham Miao	52	2016	President and Chief Financial Officer and Director
Kenneth Pina	58	n/a	Senior VP, Chief Legal and Compliance Officer and Corporate Secretary
Tasos G. Konidaris	51	2014	Director
Dennis Langer	65	2016	Director
Gabriel Lueng	55	2016	Director

The following is a brief account of the business experience and education of our current directors and executive officers:

John A. Sedor. Mr. Sedor has served as our Chief Executive Officer and as Chairman of our Board since July 2016 and has served as a member of our Board since March 2014. Prior to July 2016, Mr. Sedor served as our Chairman of the Board and Interim Chief Executive Officer since May 2016. Mr. Sedor has been Chairman and Chief Executive Officer of SEDOR Pharmaceuticals, LLC since 2014 and from 2011 until February 2014 served as President, Chief Executive Officer and a director of Cangene Corporation, a fully integrated developer and manufacturer of immune therapeutics, until its acquisition by Emergent Biosolutions. Prior to that, from 2008 until 2011, Mr. Sedor served as President and Chief Executive Officer of CPEX Pharmaceuticals (CPEX) since its spin-off from Bentley Pharmaceuticals, Inc. (Bentley) in 2008 until its acquisition by Footstar, Inc. Mr. Sedor was President of Bentley from 2005 until the spin-off of CPEX. From 2001 to May 2005, he was President and CEO of Sandoz, Inc. (a division of Novartis AG). From 1998-2001 Mr. Sedor was President and Chief Executive Officer at Verion, Inc., a drug delivery company. Previously, Mr. Sedor served as President and Chief Executive Officer at Centeon, LLC, a joint venture between two major multinational corporations, Rhône-Poulenc Rorer and Hoechst AG and as Executive Vice President at Rhône-Poulenc Rorer, Revlon Health Care and Parke-Davis. Mr. Sedor holds a Bachelor of Science degree in Pharmacy/Chemistry from Duquesne University, and has studied strategic marketing at both Northwestern University's Kellogg Graduate School of Management and Harvard Business School. He has also attended Harvard's Executive Forum. We believe that Mr. Sedor is qualified to serve on our Board due to his intimate knowledge of the business and affairs of our Company, as its Chief Executive Officer, his many years of service as Chief Executive Officer of SEDOR Pharmaceuticals, LLC and Cangene Corporation and his extensive experience within our industry.

Graham G. Miao Ph.D. Dr. Miao has served as our President and Chief Financial Officer since July 2016 and has served as a member of our Board since November 2016. Dr. Miao served as a senior advisor to the interim Chief Executive Officer and our Board from May 2016 to July 2016. Prior to that, Dr. Miao served as Executive Vice President and Chief Financial Officer of Interpace Diagnostics, Inc. (formerly known as PDI, Inc. (PDI)), from October 2014 until March 2016, where he helped achieve the sale of PDI's commercial services business to Publicis Healthcare. From September 2011 to September 2014, Dr. Miao served as Executive Vice President and Chief Financial Officer and held the additional role as interim Co-President and interim Co-Chief Executive Officer from September 2013 to September 2014 of Delcath Systems, Inc. (Delcath). From September 2009 until September 2011, Dr. Miao served as Chief of Staff for the Global CFO Organization and as member of the Financial Leadership Team at Dun & Bradstreet Corporation. Previously, Dr. Miao was Executive Vice President & Chief Financial Officer of Pagoda Pharmaceuticals. Prior to that, Dr. Miao was Vice President of Strategic Planning & Financial Analysis at Symrise Inc. Dr. Miao was also Senior Director at Schering-Plough Corporation (Schering-Plough), serving as division Chief Financial Officer for Schering-Plough's $3 billion primary care pharmaceuticals franchise. Prior to his time at Schering-Plough, Dr. Miao held senior management positions at Pharmacia Corporation (Pharmacia), including Director and Head of Finance for Pharmacia's $1.3 billion Global Oncology franchise where he led finance teams across marketing, sales, medical affairs, business development, and mergers & acquisitions.

Earlier in his career, Dr. Miao worked as a biotechnology equity analyst at J.P. Morgan and a research scientist at Roche. Dr. Miao earned an M.B.A. in finance and a Ph.D. in biological sciences from Columbia University, an M.S. in molecular biology from Arizona State University, and a B.S. in biology from Fudan University in Shanghai, China. We believe that Dr. Miao is qualified to serve on our Board due to his intimate knowledge of the business and affairs of the Company, as its President and Chief Financial Officer, his many years of service as Chief Financial Officer of Interpace Diagnostics, Inc. and Delcath and his extensive experience within our industry.

Kenneth R. Piña, Esq. Mr. Piña has served as our Senior Vice President, Chief Legal and Compliance Officer and Corporate Secretary since April 2017. Prior to that, Mr. Piña served as our Senior Vice President, General Counsel and Compliance Officer from January 2017 to April 2017. Prior to joining us, Mr. Piña was a Founder and the Managing Principal of Core Risks Ltd. (CRL), a global provider of specialized consulting services, from April 2006 until December 31, 2016. CRL became a wholly owned affiliate of Jardine Lloyd Thompson in 2014. Prior to joining CRL, Mr. Piña served as the Senior Vice President, Chief Legal Officer and Secretary for Henkel Corporation, a consumer products and specialty chemical company from October 1999 to February 2006. Before joining Henkel, Mr. Piña served as the Vice President, General Counsel and Secretary of Rhone-Poulenc Rorer Pharmaceuticals Inc. Prior to joining Rhone-Poulenc Rorer, he was a litigator at Pepper Hamilton, a national law firm based in Philadelphia, Pennsylvania. Mr. Piña received his Juris Doctorate from the Dickinson School of Law, Pennsylvania State University and holds a Bachelor of Science degree in Pharmacy from the Rutgers University College of Pharmacy. He also completed INSEAD's Executive Management Program. Mr. Piña has served as a Lecturer in Law at the Villanova University School of Law and as an Adjunct Professor of Food and Drug Law at Temple University. He is co-editor of the popular industry text, An Introduction to Food and Drug Law and Regulation (FDLI), now in its fifth edition and used to teach the discipline in numerous law schools and graduate regulatory programs. Mr. Piña has served on the Board of Directors of several companies and non-profit organizations.

Tasos G. Konidaris. Mr. Konidaris has served as an independent member of our Board and also as the Chairman of the Audit Committee since his appointment in April 2014. He also serves on our Nominating and Compensation Committees. Mr. Konidaris has served as Chief Financial Officer and Board member of Alcresta Therapeutics, LLC since March 2016. Prior to that, he was Executive Vice President and Chief Financial Officer of Ikaria, Inc., a biotherapeutics company, from October 2011 to May 2015. Prior to joining Ikaria, since 2007, Mr. Konidaris served as Senior Vice President and Chief Financial Officer at Dun & Bradstreet (D&B) Corporation, a leading commercial information services company. He was Principal Accounting Officer and led the Global Finance Operations of D&B beginning in 2005. From 2003 to 2005, Mr. Konidaris served as Group Vice President of the Global Diversified Products Groups at Schering- Plough. Earlier in his career, Mr. Konidaris held senior financial and operational positions of increasing responsibility at the Pharmacia , Rhone-Poulenc Rorer, Novartis Corporation and Bristol- Myers Squibb Company. In addition, Mr. Konidaris serves as director of Zep Inc. and Kadmon Holdings, acts as senior advisor to Athyrium Capital Management, and served as a director of Delcath Systems from July 2012 until December 2014. Mr. Konidaris holds a M.B.A from Drexel University, and a B.S. from Gwynedd Mercy College. We believe that Mr. Konidaris is qualified to serve on our Board due to his many years of service as Chief Financial Officer of public and private equity backed global companies, and his extensive experience within our industry.

Dennis H. Langer M.D., J.D. Dr. Langer has served as an independent member of our Board and also as the Chairman of the Compensation Committee since November 2016. He also serves on our Audit and Nominating Committees. From January 2013 to July 2014, Dr. Langer served as Chairman and Chief Executive Officer of AdvanDx, Inc., a healthcare solutions company. From 2005 to 2010, Dr. Langer served as a Managing Partner of Phoenix IP Ventures, LLC, a private equity/venture capital firm specializing in life sciences. From January 2004 to July 2005, he was President, North America, of Dr. Reddy's Laboratories, Inc., a multinational pharmaceutical company. From September 1994 until January 2004, Dr. Langer held several high-level positions at GlaxoSmithKline plc, and its predecessor, SmithKline Beecham, including most recently as a Senior Vice President of Research and Development. Prior to SmithKline Beecham, Dr. Langer was President and CEO of Neose Technologies, Inc. and before that held R&D and marketing positions at pharmaceutical companies Eli Lilly and Company, Abbott Laboratories and G. D. Searle & Company. At the beginning of his career, he was a Chief Resident at Yale University School of Medicine, and held clinical fellowships at Harvard Medical School and the National Institutes of Health. Dr. Langer currently serves as a director of Myriad Genetics, Inc., Dicerna Pharmaceuticals, Inc., and several private companies.

Dr. Langer served as a director of several pharmaceutical and biotechnology companies, including Auxilium Pharmaceuticals, Inc., Ception Therapeutics, Inc. (acquired by Cephalon, Inc.), Cytogen Corporation, (acquired by EUSA Pharma, Inc.) Delcath, Myrexis, Inc. Pharmacopeia, Inc. (acquired by Ligand Pharmaceuticals, Inc.), Sirna Therapeutics, Inc. (acquired by Merck & Co., Inc.), and Transkaryotic Therapies, Inc. (acquired by Shire plc), Dr. Langer is a Clinical Professor, Department of Psychiatry, Georgetown University School of Medicine. Dr. Langer received a J.D. from Harvard Law School, a M.D. from Georgetown University School of Medicine, and a B.A. in Biology from Columbia University. We believe that Dr. Langer is qualified to serve on our Board due to his many years of experience serving as director of several biotechnology, specialty pharmaceutical, and diagnostic companies, and as the Chief Executive Officer and/or co-founder of several health care companies.

Gabriel Leung. Mr. Leung has served as an independent member of our Board and also as Chairman of the Nominating Committee since November 2016. He also serves on our Audit and Compensation Committees. Since 2011, Mr. Leung has served as the Vice Chairman and a member of the board of directors of NovoCure Limited, a publicly listed commercial-stage oncology company. He was most recently Executive Vice President of OSI Pharmaceuticals, Inc. and President of OSI's Oncology and Diabetes Business, from 2003 to 2010, prior to its acquisition by Astellas Pharma Inc. Mr. Leung was responsible for the launch of erlotinib (Tarceva) at OSI. Prior to his tenure at OSI, from 1999 to 2003, Mr. Leung served as Group Vice President of the global prescription business at Pharmacia Corporation. From 1991 to 1999, Mr. Leung was an executive at Bristol-Myers Squibb Company. In addition, Mr. Leung served as a director for Albany Molecular Research Inc., a global contract research and manufacturing company, from 2010 to 2016 and as a director of Delcath from 2011 to 2015. Mr. Leung earned his B.S. in Pharmacy with high honors at the University of Texas at Austin. Mr. Leung attended graduate school at the University of Wisconsin-Madison, where he earned his M.S. in Pharmacy, with a concentration in pharmaceutical marketing. We believe that Mr. Leung is qualified to serve on our Board due to his many years of experience serving as director and executive of several pharmaceutical companies.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Arrangements between Officers and Directors

There is no arrangement or understanding between any of our executive officers or directors and any other person, pursuant to which such person was or is to be selected to serve as an executive officer or director, as applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4, and 5 furnished to us during the fiscal year ended December 31, 2016, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2016.

CORPORATE GOVERNANCE

Our Board and management have adopted corporate governance practices designed to aid in the fulfillment of their respective duties and responsibilities to our stockholders. Together, our articles of incorporation, bylaws, code of business conduct and ethics, and Board committee charters form our corporate governance framework. Copies of these documents are available as described below under "Availability of Corporate Governance Documents."

Code of Business Conduct and Ethics

We have a written Code of Conduct and Ethics that applies to members of our Board, officers, and employees of, and consultants and contractors to, us and our subsidiaries, including our Chief Executive Officer, President and Chief Financial Officer and principal accounting officer. The Code of Business Conduct and Ethics is a set of policies on key integrity issues that will encourage our representatives to act ethically and legally. It includes our policies with respect to conflicts of interest, compliance with laws, insider trading, corporate opportunities, competition and fair dealing, discrimination and harassment, health and safety, record-keeping, confidentiality, protection and proper use of our assets, payments to government personnel and reports to and communications with the SEC and the public. Any waivers of the Code of Ethics for directors or executive officers must be approved by our Board and disclosed in a Form 8-K filed with the SEC within four days of the waiver.

Availability of Corporate Governance Documents

You may access our articles of incorporation, our bylaws, our Code of Business Conduct and Ethics, all committee charters, and other corporate governance documents under the "Investors - Corporate Governance - Documents & Charters" section of our website at http://www.pernixtx.com. You also may request printed copies, which will be mailed to you without charge, by writing to us in care of our Corporate Secretary, Pernix Therapeutics Holdings, Inc., 10 North Park Place, Suite 201, Morristown, New Jersey 07960.

Board Committees

Our Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating Committee. Each of these committees operates under a written charter that has been approved by our Board. These charters are available on the "Investors - Corporate Governance - Documents & Charters" section of our website at www.pernixtx.com.

Nominating Committee

The Nominating Committee consists of Gabriel Leung (Chairman), Tasos Konidaris, and Dennis Langer. The Nominating Committee may employ a variety of methods for identifying and evaluating nominees for director. Members of the Nominating Committee qualify as independent as defined by the rules of the NASDAQ Stock Market LLC (NASDAQ).

Under its charter, the Nominating Committee's responsibilities include:

  Establishing criteria for selecting new directors.

  Considering and recruiting candidates to fill new positions on our Board, including any candidate recommended by the stockholders.

  Conducting appropriate inquiries to establish a candidate's compliance with the qualification requirements established by the Nominating Committee.

  Assessing the contributions of directors slated for re-election and evaluating such directors in the context of the Board evaluation process and any other perceived needs of the Board.

  Recommending director nominees for approval by our Board.

  Evaluating, at least annually, the performance of our Board as a whole, individual directors and the Nominating Committee, and reporting to the Board regarding the Board's performance after soliciting comments from all of our directors.

  Reviewing and making recommendations to our Board with respect to any proposal properly presented by a stockholder for inclusion in our annual proxy statement (which may be referred to any other Board committee as appropriate in light of the subject matter of the proposal).

  Carrying out any such other duties as may be delegated from our Board.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Compensation Committee

The Compensation Committee is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of "independent" as defined by the rules of NASDAQ. None of the members of the Compensation Committee during fiscal 2016 (i) had any relationships requiring disclosure by us under the SEC's rules requiring disclosure of related party transactions or (ii) was an executive officer of a company of which one of our executive officers is a director. The current members of the Compensation Committee are Dennis Langer, M.D. J.D. (Chairman), Tasos Konidaris, and Gabriel Leung.

Under its charter, the Compensation Committee's responsibilities include:

  Reviewing our compensation practices, policies and arrangements to determine whether they encourage appropriate levels of risk-taking and whether the relationship between our risk management policies and practices and compensation are appropriately aligned.

  Reviewing and approving annual corporate goals and objectives applicable to the compensation of our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of such goals and objectives and determining our Chief Executive Officer's compensation level based on such evaluations.

  Approving the compensation of all other executive officers.

  Approving any adoption, amendment or termination of our incentive compensation plans and equity-based plans (or recommending to our Board and, where appropriate or required, to our stockholders regarding any of the foregoing).

  Overseeing the administration of our compensation plans and equity-based plans, including the determination of the directors and employees who are to receive awards and the terms of those awards.

  Conducting an annual review and approval of compensation and benefits to directors.

  Composing, reviewing and recommending to the Board the "Compensation Discussion and Analysis", if required to be included, as applicable, in our Annual Report on Form 10-K, annual proxy statement, or any information statement, including the "Compensation Committee Report" included therein.

  Reviewing, approving and recommending to the Board for approval any employment agreements and severance arrangements or plans of the Chief Executive Officer or other executive officers, including any agreements that adopt, amend or terminate such employment agreements, severance agreements or plans.

  Determining stock ownership guidelines, if any, for our Chief Executive Officer and other executive officers.

  Reviewing and recommending to the Board for approval, on an annual basis, (i) the frequency with which we conduct stockholder advisory votes on executive compensation (Say on Pay Vote) and (ii) any proposals related to the Say on Pay Vote to be included our annual proxy statement.

  Analyzing and making recommendations to our Board regarding director compensation and benefits for service on our Board and any committees thereof.

  Conducting an annual performance evaluation of the Compensation Committee.

Audit Committee

The current members of the Audit Committee of the Board (the Audit Committee) are Tasos Konidaris (Chairman), Dennis Langer, M.D. J.D., and Gabriel Leung. Our Board has determined that Mr. Konidaris is an "audit committee financial expert" as defined in applicable SEC rules and that each member of the Audit Committee meets the criteria for independence set forth in Rule 10A-3(b)(1) promulgated under the Exchange Act. The Audit Committee reviews our financial reporting process on behalf of our Board.  Management has the primary responsibility for the preparation of our consolidated financial statements and our filings, including the design and implementation of our internal controls.  The Audit Committee oversees the integrity of our financial statements, reports, and other financial information, our compliance with legal and regulatory requirements, and the independent registered public accounting firm's qualifications, independence, and performance.  The Committee regularly reports to the Board, making such recommendations as are appropriate, and may also hold executive sessions with our independent public registered accounting firm, internal auditors and management with such frequency it determines appropriate.

Our Audit Committee operates under a written charter, which is available on our website under "Investors - Corporate Governance - Documents & Charters." Under its charter, the Audit Committee's responsibilities include:

  Appointing, retaining, evaluating, approving the compensation of, and assessing the independence of, our independent registered public accounting firm.

  Overseeing the work of our independent registered public accounting firm, including the experience and qualifications of the senior members of such firm and the proposed scope and approach of the annual audit.

  Ensuring that the lead partner of our independent registered public accounting firm having responsibility for our audit and the audit review partner are each rotated at least every five years.

  Reviewing and pre-approving all auditing services and non-audit services to be performed by our independent registered public accounting firm.

  Reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures.

  Overseeing the integrity, adequacy and effectiveness of our financial reporting processes, internal control over financial reporting and disclosure controls and procedures and our Code of Business Conduct and Ethics.

  Overseeing our risk assessment and risk management policies.

  Establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns.

  Meeting independently with our internal auditing staff, our independent registered public accounting firm and management.

  Reviewing and approving or ratifying any related person transactions and ensuring our independent registered public accounting firm is informed of any significant relationships we have with any related parties.

  Preparing the audit committee report required by SEC rules and reviewing any control disclosures and management certifications that are required by applicable SEC rules.

  Conducting an annual performance evaluation of the Audit Committee and the charter of the Audit Committee.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by, or paid to each of our named executive officers for the fiscal years ended December 31, 2016 and 2015. Our named executive officers for 2016 are John A. Sedor, our Chief Executive Officer, Graham G. Miao, Ph.D., our President and Chief Financial Officer, Douglas Drysdale, our former Chief Executive Officer and Barry Siegel, our former General Counsel.

Name/Principal Position	Year	Salary	Bonus		Stock Awards (8)	Option Awards (9)	Non-equity incentive plan compensation		All Other Compensation		Total
John Sedor, (1)	2016	$ 393,972	$ 411,762	(5)	$ 440,496	$ 505,195	$ 125,000	(10)	$ 51,412	(12)	$ 1,927,837
Chief Executive Officer

Graham Miao, (2)	2016	217,098	270,540	(6)	220,080	211,461	100,000	(11)	288		1,019,467
Chief Financial Officer

Douglas Drysdale (3)	2016	218,591	-		-	616,677	-		749,831	(13)	1,585,099
Former Chief Executive	2015	592,250	130,991	(7)	-	1,382,365	-		34,484	(13)	2,140,090
Officer

Barry Siegel (4)	2016	196,045	-		-	274,079	-		151,495	(14)	621,619
Former General	2015	329,875	40,170	(7)	-	368,980	-		21,051	(14)	760,076
Counsel
  Mr. Sedor was appointed as our Interim Chief Executive Officer and as Chairman of the Board on May 9, 2016, and was appointed as our Chief Executive Officer on July 26, 2016; therefore, no data is provided for him for fiscal 2015.
  Dr. Miao was appointed as our President and Chief Financial Officer on July 26, 2016; therefore, no data is provided for him for fiscal 2015.
  Mr. Drysdale was hired as our Chief Executive Officer on February 5, 2014 and served in this position until his resignation on May 9, 2016.
  Until his resignation effective on July 26, 2016, Mr. Siegel served as our General Counsel.
  This amount reflects the annual cash bonus earned by Mr. Sedor for 2016, which was $411,762. The amount of Mr. Sedor's annual cash bonus for 2016 was determined by the Compensation Committee based solely on the achievement of certain company performance objectives.
  This amount reflects the annual cash bonus earned by Dr. Miao for 2016, which was $270,540. The amount of Dr. Miao's annual cash bonus for 2016 was determined by the Compensation Committee based solely on the achievement of certain company performance objectives.
  Amounts reflect the payment of an annual cash bonus awarded to each of Messrs. Drysdale and Siegel in respect of fiscal year 2015. Each such named executive officer's annual cash bonus was based on a target percentage of his base salary for the fiscal year (75% for Mr. Drysdale and 40% for Mr. Siegel) and then adjusted based on the achievement of pre-established company performance objectives and individual performance, except for our former chief executive officer whose 2015 annual bonus was determined solely based on the achievement of company performance objectives.
  The amounts in this column represent the aggregate grant date fair value of restricted stock units granted to the named executive officers computed in accordance with FASB ASC Topic 718. See Note 17 to our consolidated financial statements in our Original Form 10-K for the assumptions used in determining the grant date fair values of equity awards. These amounts may not correspond to the actual value that may be recognized by such named executive officers in respect of these awards.
  The amounts in this column represent the aggregate grant date fair value of stock options granted to our named executive officers in the applicable fiscal year computed in accordance with FASB ASC Topic 718. See Note 17 to our consolidated financial statements in our Original Form 10-K for the assumptions used in determining the grant date fair values of equity awards. These amounts do not correspond to the actual value that may be realized by our named executive officers in respect of these options.

  This amount reflects a sign-on bonus of $125,000, which was paid to Mr. Sedor pursuant to his employment agreement with us, entered into on November 3, 2016. Mr. Sedor earned the sign-on bonus in 2016 by achieving certain performance milestones set forth in his employment agreement.
  This amount reflects a sign-on bonus of $100,000, which was paid to Dr. Miao pursuant to his employment agreement with us, entered into on November 3, 2016. Dr. Miao earned the sign-on bonus in 2016 by achieving certain performance milestones set forth in his employment agreement.
  This amount includes the aggregate monthly housing allowance that was paid to Mr. Sedor during fiscal 2016 ($24,672) and the cash fees that were paid to Mr. Sedor during fiscal 2016 for his services as a non-employee director on our Board prior to his appointment as our Interim Chief Executive Officer on May 9, 2016 ($26,225).
  Amounts reflect $741,009 in severance payments related to Mr. Drysdale's resignation in 2016, a monthly car allowance of $1,500 paid to Mr. Drysdale under the terms of his employment agreement, in 2016 and 2015 and payments made for health insurance coverage of Mr. Drysdale and his family members, in 2016 and 2015.
  Amounts reflect $147,642 in severance payments related to Mr. Siegel's resignation in 2016, a monthly car allowance of $700 paid to Mr. Siegel under the terms of his employment agreement, in 2016 and 2015 and 401(k) matching contributions pursuant to our 401(k) plan, in 2016 and 2015.

Narrative to Summary Compensation Table

2016 Equity Incentive Compensation

On February 25, 2016, we granted Mr. Drysdale options to purchase 45,000 shares of our common stock and Mr. Siegel options to purchase 20,000 shares of our common stock under our 2015 Omnibus Incentive Plan (such share numbers reflecting the 1-for-10 reverse stock split we effected in October 2016 (the Reverse Stock Split)). The exercise price for the options granted to Messrs. Drysdale and Siegel was $21.40 (which price reflects the Reverse Stock Split). The options were scheduled to vest in equal annual installments on each of the first four anniversaries of the grant date. The options were forfeited by Mr. Siegel upon his resignation from us on July 26, 2016.

On May 9, 2016, we granted Mr. Sedor options to purchase 21,000 shares of our common stock under our 2015 Omnibus Incentive Plan (such share number reflecting the Reverse Stock Split). The exercise price for the options is $5.20 per share (which price reflects the Reverse Stock Split). The options vest in equal annual installments on each of the first four anniversaries of the grant date, subject to the continued employment of Mr. Sedor on each such vesting date.

On November 3, 2016, we granted Mr. Sedor options to purchase 150,000 shares of our common stock under our 2009 Stock Incentive Plan and options to purchase 40,000 shares of our common stock under our 2015 Omnibus Incentive Plan, and we granted Dr. Miao options to purchase 95,000 shares of our common stock under our 2009 Stock Incentive Plan. The exercise prices for the options granted to Mr. Sedor and Dr. Miao are $3.15 per share for the options granted under the 2009 Stock Incentive Plan and $3.36 per share for the options granted under the 2015 Omnibus Incentive Plan. In addition, we granted Mr. Sedor 131,100 restricted stock units and Dr. Miao 65,500 restricted stock units under our 2015 Omnibus Incentive Plan. One-third of the common stock underlying the options and one-third of the restricted stock units granted to Mr. Sedor and Dr. Miao will vest per year, commencing on each anniversary of July 26, 2016, subject to the continued employment of Mr. Sedor and Dr. Miao, respectively, on each such vesting date.

Employment Agreements with Named Executive Officers

John Sedor and Graham Miao. On November 3 2016, we entered into employment agreements with Mr. Sedor and Dr. Miao. Each of these agreements provides for an initial 3-year term of employment and will thereafter continue until either we or the named executive officer provides notice of termination in accordance with the terms of the agreement. In addition, each employment agreement contains non-competition, non-solicitation, confidentiality and assignment provisions which prohibit each of Mr. Sedor and Dr. Miao from competing with us, soliciting our employees and customers and disclosing confidential information during the term of his employment and for a specified time thereafter.

Under the terms of the respective employment agreements, Mr. Sedor is entitled to receive an annual base salary of $610,000 and Dr. Miao is entitled to receive an annual base salary of $501,000, which base salaries may be increased (but not decreased) annually by the Board or the Compensation Committee. Each executive was paid a sign-on bonus in December 2016 ($125,000 for Mr. Sedor and $100,000 for Dr. Miao) based on the achievement of certain performance milestones set forth in their respective employment agreements. Each executive is eligible to receive an annual bonus with respect to each calendar year, commencing with calendar year 2016, which will be payable based upon the achievement of certain performance objectives established by the Compensation Committee in consultation with the executive. Mr. Sedor's target annual bonus is equal to 75% of his base salary and Dr. Miao's target annual bonus is equal to 60% of his base salary. The maximum bonus that each executive may earn for any calendar year is 200% of his target annual bonus. Commencing with calendar year 2017, each executive will be eligible to receive annual equity awards based on our and the executive's actual performance, as determined by the Board or the Compensation Committee. Commencing on November 1, 2016 and continuing until the earlier of September 1, 2018 or the end of the term of his employment agreement, we will pay Mr. Sedor a housing allowance of $6,300 per month for a residence located within 50 miles of our offices in Morristown, NJ.

Under the terms of the respective employment agreements, Mr. Sedor and Dr. Miao and their respective dependents are covered, at our expense, under our health, dental and vision insurance programs. Each of Mr. Sedor and Dr. Miao are entitled to participate in any life and accidental death and dismemberment insurance policies offered to our other senior executives and are eligible to participate in all employee benefit plans, practices and programs maintained by us on a basis no less favorable than is provided to our other senior executives.

Douglas Drysdale. Douglas Drysdale was our Chief Executive Officer until May 9, 2016 when he resigned from all of his positions with us, including Chief Executive Officer, President and Chairman of the Board. Pursuant to our employment agreement with Mr. Drysdale and the determination of our Board, Mr. Drysdale was entitled to an annual base salary of $610,018 for the 2016 fiscal year.

We provided Mr. Drysdale a car allowance of $1,500 per month, and his dependents were covered, at our expense, under our health, dental and vision insurance programs. Mr. Drysdale was entitled to participate in any life and accidental death and dismemberment insurance policies offered to our other senior executives. Mr. Drysdale was eligible to participate in all other welfare, savings and retirement and other employee benefit plans, practices, policies and programs applicable generally to our other senior executives.

Barry J. Siegel. Barry J. Siegel was our General Counsel until July 26, 2016 when he resigned from all of his positions with us, including Senior Vice President and General Counsel. Pursuant to our employment agreement with Mr. Siegel and the determination of our Board, Mr. Siegel was entitled to an annual base salary of $344,793 for the 2016 fiscal year.

Mr. Siegel and his dependents were covered, at our expense, under our health, dental and vision insurance programs and he was entitled to participate in any life and accidental death and dismemberment insurance policies offered to our other senior executives. Mr. Siegel was eligible to participate in all other welfare, savings and retirement and other employee benefit plans, practices, policies and programs applicable generally to our other senior executives.

For a description of the severance entitlements of Mr. Sedor and Dr. Miao pursuant to their respective employment agreements and the severance benefits paid to Messrs. Drysdale and Siegel in connection with their resignations from the Company on May 9, 2016 and July 26, 2016, respectively, see the section below entitled "Executive Compensation - Additional Narrative Disclosure - Potential Payments Upon Termination or Change in Control."

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information for each named executive officer regarding our outstanding stock options on December 31, 2016 (reflecting the Reverse Stock Split (where applicable):

		Option Awards					Stock Awards
		Number of Securities Underlying					Number of Shares		Market Value of
		Unexercised Options (#)			Option	Option	or Units of		Shares or Units of
Name	Grant Date	Number Exercisable	Number Unexercisable		Exercise Price	Expiration Date	Stock that Have Not Vested (#)		Stock that Have Not Vested ($)
John Sedor	3/12/2014	2,000	2,000	(1)	$ 37.40	3/12/2024
	8/14/2015	1,000	3,000	(1)	$ 47.00	8/14/2025
	5/9/2016	-	21,000	(1)	$ 5.20	5/9/2026
	11/3/2016	-	150,000	(2)	$ 3.15	11/3/2026
	11/3/2016	-	40,000	(2)	$ 3.36	11/3/2026
	11/3/2016						131,100	(3)	$ 254,334	(4)

Graham Miao	11/3/2016	-	95,000	(2)	$ 3.15	11/3/2026
	11/3/2016						65,500	(3)	$ 127,070	(4)
  These options vest in equal annual installments on the first four anniversaries of the date of grant.
  These options vest in equal annual installments on the first three anniversaries of July 26, 2016.
  These awards consist of restricted stock units that vest in equal annual installments on the first three anniversaries of July 26, 2016.
  The market value of unvested restricted stock units was calculated by multiplying the number of units by $1.94, the closing sales price of our common stock on December 30, 2016 (the last business day of 2016).

Additional Narrative Disclosure

Potential Payments Upon Termination or Change in Control

Upon execution and effectiveness of a release of claims, each of our named executive officers will be entitled to severance payments if his employment is terminated under specified circumstances.

John. Sedor. Pursuant to his employment agreement, which is described above in the section entitled "Executive Compensation - Narrative Disclosure to Summary Compensation Table - Employment Agreements with Named Executive Officers," if Mr. Sedor's employment is terminated by us without "cause," by Mr. Sedor for "good reason" or due to our election not to renew his employment agreement, in each case absent a "change in control" (as each such term is defined in his employment agreement), we are obligated to pay Mr. Sedor (i) an amount equal to the sum of (x) 150% of his base salary in effect at the time of the termination of his employment, and (y) 150% of his target bonus amount, payable in substantially equal installments over an 18-month period, (ii) an amount equal to the annual cash bonus, if any, that Mr. Sedor would have earned in respect of the calendar year of his termination of employment based on the achievement of the applicable performance objectives for such year, pro-rated to reflect the number of days he was employed with us during such year, and (iii) reimbursements equal to 150% of the monthly health care coverage premium under the Consolidated Omnibus Reconciliation Act of 1985 (COBRA) that Mr. Sedor pays for him and his eligible dependents to continue participating in our medical, dental, vision and prescription drug plans for a period of up to 18 months.

If Mr. Sedor's employment terminates for any of the reasons set forth in the preceding paragraph within 6 months prior to, or 24 months following, a change in control Mr. Sedor will instead be entitled to (i) an amount equal to two times the sum of his base salary and target bonus in effect at the time of the termination of his employment, payable in a lump sum, (ii) an amount equal to his target bonus, pro-rated to reflect the number of days he was employed with us during such year, (iii) reimbursements equal to 150% of the monthly COBRA premium that Mr. Sedor pays for him and his eligible dependents to continue participating in our medical, dental, vision and prescription drug plans for a period of up to 18 months, and (iv) a lump sum cash payment equal to the product of (x) six and (y) an amount equal to 150% of the monthly COBRA premium that would be charged to similarly situated former senior executives of the Company, payable following the eighteen month anniversary of Mr. Sedor's termination of employment, provided that he is not then eligible to receive coverage from another employer.

In addition to the payments set forth in the preceding two paragraphs, if Mr. Sedor's employment is terminated by us without cause, by Mr. Sedor for good reason or due to our election not to renew his employment agreement, all of Mr. Sedor's outstanding equity awards will become fully vested as of the date his employment terminates. Mr. Sedor also will be entitled to receive any earned or accrued amounts and vested benefits that remain unpaid as of the date of his termination of employment.

If Mr. Sedor's employment is terminated by us for cause, by Mr. Sedor without good reason or by reason of Mr. Sedor's death or "disability" (as such term is defined in the employment agreement), Mr. Sedor (or his estate or beneficiaries, as applicable) will be entitled to receive any earned or accrued amounts and vested benefits that remain unpaid as of the date of his termination of employment.

Graham Miao. Pursuant to his employment agreement, which is described above in the section entitled "Executive Compensation - Narrative Disclosure to Summary Compensation Table - Employment Agreements with Named Executive Officers," if Dr. Miao's employment is terminated by us without "cause," by Dr. Miao for "good reason" or due to our election not to renew his employment agreement, in each case absent a "change in control" (as each such term is defined in his employment agreement), we are obligated to pay Dr. Miao (i) an amount equal to the sum of (x) 100% of his base salary in effect at the time of the termination of his employment, and (y) 100% of his target bonus amount, payable in substantially equal installments over an 12-month period, (ii) an amount equal to the annual cash bonus, if any, that Dr. Miao would have earned in respect of the calendar year of his termination of employment based on the achievement of the applicable performance objectives for such year, pro-rated to reflect the number of days he was employed with us during such year, and (iii) reimbursements equal to 150% of the monthly COBRA premium that Dr. Miao pays for him and his eligible dependents to continue participating in our medical, dental, vision and prescription drug plans for a period of up to 18 months.

If Dr. Miao's employment terminates for any of the reasons set forth in the preceding paragraph within 6 months prior to, or 24 months following, a change in control, Dr. Miao will instead be entitled to (i) an amount equal to two times the sum of his base salary and target bonus in effect at the time of the termination of his employment, payable in a lump sum, (ii) an amount equal to his target bonus, pro-rated to reflect the number of days he was employed with us during such year, (iii) reimbursements equal to 150% of the monthly COBRA premium that Dr. Miao pays for him and his eligible dependents to continue participating in our medical, dental, vision and prescription drug plans for a period of up to 18 months, and (iv) a lump sum cash payment equal to the product of (x) six and (y) an amount equal to 150% of the monthly COBRA premium that would be charged to similarly situated former senior executives of the Company, payable following the eighteen month anniversary of Dr. Miao's termination of employment, provided that he is not then eligible to receive coverage from another employer.

In addition to the payments set forth in the preceding two paragraphs, if Dr. Miao's employment is terminated by us without cause, by Dr. Miao for good reason or due to our election not to renew his employment agreement, all of Dr. Miao's outstanding equity awards will become fully vested as of the date his employment terminates. Dr. Miao also will be entitled to receive any earned or accrued amounts and vested benefits that remain unpaid as of the date of his termination of employment.

If Dr. Miao's employment is terminated by us for cause, by Dr. Miao without good reason or by reason of Dr. Miao's death or "disability" (as such term is defined in the employment agreement), Dr. Miao (or his estate or beneficiaries, as applicable) will be entitled to receive any earned or accrued amounts and vested benefits that remain unpaid as of the date of his termination of employment.

Douglas Drysdale. In connection with his resignation, Mr. Drysdale received $741,009, an amount equal to the payments and benefits to which he was entitled for a termination without cause as set forth in his employment agreement, which is described above in the section entitled "Executive Compensation - Narrative Disclosure to Summary Compensation Table - Employment Agreements with Named Executive Officers."

In addition, we agreed that all vested options to purchase our common stock owned by Mr. Drysdale would remain exercisable until November 5, 2016 and an additional 187,500 options to purchase our common stock at an exercise price of $2.09 and 90,000 options to purchase our common stock at an exercise price of $4.70 would vest and remain exercisable until November 5, 2016.

Barry J. Siegel. On July 26, 2016, we entered into a Resignation and Release Agreement with Mr. Siegel (the Resignation Agreement), which provided for the payment of certain severance benefits to Mr. Siegel, including the following: (a) 6 months' salary continuation at Mr. Siegel's base salary rate immediately prior to July 26, 2016 (the Separation Date), less all applicable taxes and withholdings; and (b) the continuation of health and certain other fringe benefits for 6 months following the Separation Date. The Resignation Agreement also contained, among other things, a customary release by Mr. Siegel, mutual non-disparagement provisions and a restrictive covenant provision.

401(k) Plan

We maintain a tax-qualified employee savings and retirement plan (401(k) Plan) covering all of our full-time employees in the United States, including our named executive officers. The 401(k) Plan permits, but does not require, matching contributions to the 401(k) Plan by us on behalf of all participants. During the years ended December 31, 2016 and 2015, we matched 100% of employee contributions up to 3% of employee pre-tax contributions and 50% of employee contributions over 3% and up to 5% of employee pre-tax contributions.

Director Compensation

The following table sets forth the total compensation paid or accrued during the year ended December 31, 2016 to our non-employee members of our Board:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	Total
Dennis Langer	$ 11,060	$ -	$ 9,034	$ 20,094
Gabriel Leung	7,554	-	10,116	17,670
Tasos Konidaris	78,500	-	12,498	90,998
Steve Elms, former Director (2)	63,268	-	12,498	75,766
  The amounts in these columns represent the aggregate grant date fair value of option awards granted to the director during 2016 computed in accordance with FASB ASC Topic 718. See Note 17 to our consolidated financial statements in our Original Form 10-K for the assumptions made by us in determining the grant date fair value of our equity awards.
  Steve Elms resigned from the Board on November 28, 2016.

Narrative to Director Compensation Table

We provide our non-employee directors with the following annual cash compensation, which is paid in equal quarterly installments:

  $40,000 per director;
  additional $40,000 for the non-executive Chairman of the Board;
  additional $12,000 for each non-chair member of the Audit Committee, $7,500 for each non-chair member of the Compensation Committee and $7,000 for each non-chair member of the Nominating Committee; and
  additional $24,000 for the Chairman of the Audit Committee, $15,000 for the Chairman of the Compensation Committee and $10,000 for the Chairman of the Nominating Committee.

We also provide our non-employee directors with an annual grant of options to purchase 4,000 shares of our common stock, which vests in equal annual installments on the first four anniversaries of the applicable grant date.

We reimburse each non-employee director for travel expenses incurred in connection with attendance at board meetings. Employee directors do not receive additional compensation for service on the Board or its committees. John Sedor served as a non-employee member of our Board during 2016 until his appointment as our Interim Chief Executive Officer on May 9, 2016. The cash fees earned by Mr. Sedor for his services as a non-employee member of our Board are reflected in the "Summary Compensation Table" above.

Indemnification and Insurance

We have entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our articles of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Maryland law. We also provide our directors and officers with director and officer insurance.

Compensation Committee Interlocks and Insider Participation

During 2016, each of Mr. Sedor, Dr. Langer, Mr. Elms, Mr. Konidaris and Mr. Leung served as members of our Compensation Committee. Mr. Sedor, our current Chief Executive Officer, resigned from the Compensation Committee on May 9, 2016, the date on which he was appointed as our interim Chief Executive Officer. All members of the Compensation Committee are independent directors, and none of them are present or past employees or officers of ours. With the exception of Steven A. Elms, who resigned as a member of our Board and of the Compensation Committee on November 28, 2017, no member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act. Mr. Elm's relationship with us is described more fully under the section entitled "Certain Relationships and Related Transactions, and Director Independence - Certain Relationships and Transactions" below. None of our executive officers has served on the Board or compensation committee (or other committee serving an equivalent function) of any other entity which has one of their executive officers who served on our Board or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2017, by:

  our named executive officers;

  each of our directors/director nominees;

  all of our current directors and executive officers as a group; and

  each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 31, 2017, pursuant to derivative securities, such as options, warrants or restricted stock units, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Number and percentage of ownership is based on an aggregate of 10,015,641 shares of common stock outstanding as of March 31, 2017 and reflects the 1-for-10 reverse stock split effected in October 2016.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer is: c/o Pernix Therapeutics Holdings, Inc., 10 North Park Place, Suite 201, Morristown, NJ 07960.

	Number of Shares of Common Stock	Percentage of Common Stock
Beneficial Owner	Beneficially Owned	Beneficially Owned
John Sedor (1)	9,250	*
Tasos Konidaris (1)	5,000	*
Graham Miao	-	*
Kenneth Pina	-	*
Gabriel Leung	-	*
Dennis Langer	-	*
All current executive officers and directors as a group	14,250	*
(6 persons) (1)
Five Percent Stockholders
venBio Select Advisor LLC (2)	514,492	5.14%
Renaissance Technologies, LLC (3)	1,385,900	13.84%

*	Represents beneficial ownership of less than 1% of the shares of common stock.
(1)	Consists of options to purchase shares of common stock that are either currently exercisable or are exercisable within 60 days of March 31, 2017.
(2)

Based on a Schedule 13G filed with the SEC on February 12, 2016 by venBio Select Advisor LLC which is deemed to have sole voting and dispositive power of 514,492 shares. venBio Select Advisor LLC provides investment advisory and management services and has acquired the securities for investment purposes on behalf of venBio Select Fund LLC, venBio Select Fund Ltd., and certain managed accounts. The address for venBio Select Advisor LLC is 1700 Owens Street, Suite 595, San Francisco, CA 94158.

(3)

Based on a joint Schedule 13G filed with the SEC on February 14, 2017 by the following (a) Renaissance Technologies LLC which has sole voting and dispositive power of 692,950 shares and (b) Renaissance Technologies Holding Corporation which has sole voting and dispositive power of 692,950 shares. The address for 800 Third Avenue, New York, NY 10022.

Securities Authorized for Issuance under Equity Incentive Plans

The following table sets forth information regarding our equity compensation plans as of December 31, 2016 (in each case reflecting the 1-for-10 reverse stock split effected in October 2016):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	846,378	(2)	20.62	426,094
Equity compensation plans not approved by security holders	-		-	-
Total	846,378		20.62	426,094
_______________

(1)

Represents the weighted-average exercise price of outstanding stock options only. As restricted stock units have no exercise price, they are excluded from the weighted-average exercise price calculation.

(2)

Includes awards granted under our 2015 Omnibus Incentive Plan, our 2009 Stock Incentive Plan, as amended, and our 2007 Stock Option Plan. Consists of outstanding (i) options to purchase 649,778 shares of common stock and (ii) restricted stock units covering an aggregate of 196,600 shares of common stock. Shares in settlement of vested restricted stock units are deliverable within 30 days of the vesting date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

On April 22, 2015, we issued $130.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2021 (the 4.25% Convertible Notes). The 4.25% Convertible Notes mature on April 1, 2021, unless earlier converted, redeemed or repurchased. The 4.25% Convertible Notes are our general unsecured obligations and bear interest at a rate of 4.25% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 4.25% Convertible Notes were issued and sold in a private placement to certain institutional investors, including Aisling Capital LLC (Aisling Capital). Steven A. Elms who, prior to his resignation on November 28, 2016, was a member of our Board and Audit, Compensation and Nominating Committees, is a Managing Partner of Aisling Capital.

Aisling Capital acquired $2,500,000 aggregate in principal of 4.25% Convertible Notes and no principal payments have been made on the 4.25% Convertible Notes. In 2015, $73,489.58 of interest payments were made to Aisling Capital and in 2016 $106,250 of interest payments were made to Aisling Capital.

Director Independence

Our Board observes all applicable criteria for independence established by applicable NASDAQ rules and other governing laws and applicable regulations, including the requirement that a majority of our directors be independent as defined under applicable NASDAQ rules. Under NASDAQ Rule 5605(a)(2), a director will only qualify as an "independent director" if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that all of our directors with the exceptions of Mr. Sedor and Dr. Miao are independent as defined under applicable NASDAQ rules.

In addition, NASDAQ requires that, subject to specified exceptions, (i) each member of our Audit Committee and Compensation Committees be independent, (ii) each member of our Audit Committee satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act; and (iii) each member of our Compensation Committee satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of our Audit Committee may not, other than in his or her capacity as a member of the Audit Committee, the Board, or any other Board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from us or any of our subsidiaries; or (2) be an affiliated person of us or any of our subsidiaries. In addition, Rule 10C-1 under the Exchange Act requires that, with respect to the independence of each member of our Compensation Committee, our Board consider all factors specifically relevant to determining whether a director has a relationship with us which is material to that director's ability to be independent from management in connection with his or her duties as a Compensation Committee member, including, but not limited to: (1) the source of his or her compensation as a director, including any consulting, advisory or other compensatory fee paid by us to him or her; and (2) whether he or she is affiliated with us or any of our subsidiaries or affiliates.

Our Board has also determined that Dr. Langer and Messrs. Konidaris and Leung who comprise our Audit Committee and our Compensation Committee, each satisfy the respective independence standards for those committees established by the applicable rules and regulations under the Exchange Act and applicable NASDAQ rules. In addition, each member of our Nominating Committee is independent as defined under the applicable NASDAQ rules. In making such determination, our Board considered the relationships that each such non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining independence.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Cherry Bekaert L.L.P., our independent registered public accounting firm, for the audit of our consolidated financial statements for the years ended December 31, 2016 and 2015 and fees billed for other services rendered by Cherry Bekaert L.L.P. during such periods.

(in thousands)	2016	2015
Audit fees (1)	$ 530	$ 610
Audit -Related Fees (2)	-	32
Tax fees (3)	-	123
All other fees (4)	-	-
Total	$ 530	$ 765

(1) "Audit Fees" represent fees for professional services rendered by Cherry Bekaert L.L.P. for fiscal years 2016 and 2015 for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K for those respective fiscal years, the review of financial statements included in our Quarterly Reports on Form 10-Q for those respective years and any services normally provided by these firms in connection with statutory and regulatory filings or engagements.

(2) "Audit-Related Fees" represent fees for assurance and related services by Cherry Bekaert L.L.P. for fiscal year 2015 that are reasonably related to the performance of the audit or review of our consolidated financial statements for those respective fiscal years and are not reported under "Audit Fees." These fees consisted primarily of accounting consultations relating to the 401(k) audit of Pernix Therapeutics and Cypress Pharmaceutical as well as the 8-K for our 2015 acquisition of Zohydro® ER with BeadTekTM. There were no audit-related fees for fiscal year 2016.

(3) "Tax Fees" represent fees for professional services rendered by Cherry Bekaert L.L.P. for fiscal year 2015 for tax compliance, tax advice and tax planning. There were no tax fees for fiscal year 2016.

(4) There were no other fees for fiscal years 2016 or 2015.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee is required to pre-approve the audit and non-audit services performed for us by our independent registered public accounting firm in order to assure that the provision of such services does not impair the independence of our independent registered public accounting firm. Prior to the beginning of our fiscal year, our Audit Committee typically pre-approves certain general audit and non-audit services up to specified cost levels. Any audit or non-audit services that are not generally pre-approved in this manner require specific pre-approval by our Audit Committee. The Audit Committee has delegated pre-approval authority to the Audit Committee Chairman and he must report any pre-approval decisions to our Audit Committee at its next scheduled meeting. Our Audit Committee does not delegate its responsibilities to pre-approve services performed by our independent registered public accounting firm to management.

All of the services described in "Audit-Related Fees," and "Tax Fees" in the table above were approved by the Audit Committee as required by the SEC (in Rule 2-01 of Regulation S-X, paragraph c(7)(i)(C)).

PART IV

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

Item 15(a). The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K:

Item 15(a)(1) and (2). See "Index to Financial Statements" at Item 8 to the Original Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3) Exhibits:

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: May 1, 2017	By:	/s/ John Sedor
John Sedor
Chief Executive Officer and Chairman

INDEX TO EXHIBITS

Filed or
		Furnished	Incorporated by
		with this	Reference
No.	Description	Form 10-K	Form	Date Filed
2.1	Securities Purchase Agreement, dated as of November 13, 2012, by and among Pernix Therapeutics Holdings, Inc., Cypress Pharmaceuticals, Inc., all of the stockholders of Cypress Pharmaceuticals, Inc. and an individual as agent of all of the stockholders of Cypress Pharmaceuticals, Inc.		8-K	11/15/2012

2.2	First Amendment to Securities Purchase Agreement dated December 28, 2012 among Pernix Therapeutics Holdings, Inc., on the one hand, and Cypress Pharmaceuticals, Inc., a Mississippi corporation, all of the stockholders of Cypress, and for limited purposes set forth therein, an individual as agent of the Sellers, on the other hand.		8-K	1/4/2013

2.3	Agreement and Plan of Merger dated December 10, 2012 by and among Pernix Therapeutics Holdings, Inc., Pernix Acquisition Corp I. and Somaxon Pharmaceuticals, Inc.		8-K	12/12/2012

2.4	Asset Purchase Agreement by and among Breckenridge Pharmaceutical, Inc. (Breckenridge), on the one hand, and the Company and Cypress Pharmaceuticals, Inc. (Cypress), on the other hand, dated as of August 5, 2013		10-Q	8/9/2013

2.5	Joinder Agreement and First Amendment to Asset Purchase Agreement dated September 11, 2013 among the Company and Cypress, on the one hand, and Breckenridge, on the other hand		8-K	9/17/2013

2.6	Asset Purchase and Sale Agreement, dated as of May 13, 2014, by and among Glaxo Group Limited, GlaxoSmithKline, LLC, GlaxoSmithKline Intellectual Property Holdings Limited, and GlaxoSmithKline Intellectual Property Management Limited, (collectively, the Sellers) and Pernix Therapeutics Holdings, Inc.		8-K	5/16/2014

2.7	Letter Agreement dated August 14, 2014 among Pernix Therapeutics Holdings, Inc., Worrigan Limited, Glaxo Group, Limited, GlaxoSmithKline Intellectual Property Management Limited, GlaxoSmithKline Intellectual Property Holdings Limited, and GlaxoSmithKline, LLC		8-K	8/22/2014

2.8	Asset Purchase Agreement, dated as of March 10, 2015, between Zogenix Inc., Pernix Ireland Limited, and solely with respect to Sections 5.9.2, 10.2 and 10.14, Pernix Therapeutics Holdings Inc.		10-Q/A	8/19/2015

2.9	Amendment to Asset Purchase Agreement, dated as of April 23, 2015, between Zogenix Inc., Pernix Ireland Limited and Pernix Therapeutics Holdings Inc.		10-Q	5/1/2015

3.1	Articles of Incorporation of Pernix Therapeutics Holdings, Inc.		8-K	3/15/2010

3.2	Bylaws of Pernix Therapeutics Holdings, Inc.		8-K	3/15/2010

3.3	Articles of Amendment to the Articles of Incorporation of Pernix Therapeutics Holdings, Inc.		8-K	7/28/2015

3.4	Articles of Amendment to the Articles of Incorporation of Pernix Therapeutics Holdings, Inc.		8-K	10/13/2016

3.5	First Amendment to the Bylaws of Pernix Therapeutics Holdings, Inc.	8-K	10/13/2016

4.1	Form of certificate representing shares of common stock of Pernix Therapeutics Holdings, Inc.	10-K	3/29/2012

4.2	Indenture, dated February 21, 2014, by and between Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association	8-K	2/26/2014

4.3	Common Stock Purchase Warrant dated May 13, 2014 issued to Pozen, Inc.	8-K	5/16/2014

4.4	Indenture, dated August 19, 2014, among Pernix Therapeutics Holdings, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee and as Collateral Agent	8-K	8/22/2014

4.5	Forms of 12% Senior Secured Notes due 2020 (included in Exhibit 4.6)	8-K	8/22/2014

4.6	First Supplemental Indenture, dated as of August 19, 2014, among Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee.	8-K	8/22/2014

4.7	Second Supplemental Indenture, dated as of August 19, 2014, among Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee.	8-K	8/22/2014

4.8	Form of Warrant to Purchase Common Stock, dated as of December 31, 2014, issued by Pernix Therapeutics Holdings, Inc.	S-3/A	1/30/2015
(No. 333- 200011)

4.9	Third Supplemental Indenture, dated as of April 21, 2015, between Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee.	8-K	4/24/2015

4.10	First Supplemental Indenture, dated as of April 21, 2015, between Pernix Therapeutics Holdings, Inc. and U.S. Bank National Association, as Trustee.	8-K	4/24/2015

4.11	Indenture, dated April 22, 2015, between Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee.	8-K	4/24/2015

4.12	Forms of 4.25% Convertible Senior Notes due 2021 (included in Exhibit 4.11)	8-K	4/24/2015

10.1*	Amended and Restated 2009 Stock Incentive Plan	10-K	3/28/2017

10.2*	Amended and Restated 2010 Employee Stock Purchase Plan	10-K	3/28/2017

10.3*	Amended and Restated Golf Trust of America, Inc. 2007 Stock Option Plan	10-K	3/28/2017

10.4	Form of Amended and Restated Merger Partner Stockholder Agreement	8-K	5/31/2011

10.5	Amended and Restated License Agreement by and between Pernix Sleep, Inc. (formerly Somaxon Pharmaceuticals, Inc.) and ProCom One, Inc. dated September 15, 2010.	10-Q	11/12/2013

10.6	Form of Securities Purchase Agreement, dated February 4, 2014.	8-K	2/7/2014

10.7*	Employment Agreement dated as of February 5, 2014 by and between Pernix Therapeutics Holdings, Inc. and Douglas Drysdale.	8-K	2/7/2014

10.8	Form of Representation Agreement, dated February 21, 2014, by and between Pernix Therapeutics Holdings, Inc. and the Investors party thereto	8-K	2/26/2014

10.9	Form of Registration Rights Agreement, dated February 21, 2014, by and between Pernix Therapeutics Holdings, Inc. and the Investors party thereto	8-K	2/26/2014

10.10*	Amendment No. 1 to the Pernix Therapeutics Holdings, Inc. 2009 Stock Incentive Plan	10-K	3/17/2014

10.11*	Employment Agreement dated as of March 9, 2014 by and between Pernix Therapeutics Holdings, Inc. and Terence Novak	10-Q	5/12/2014

10.12*	Pernix Therapeutics Holdings, Inc. Amended and Restated 2009 Stock Incentive Plan	DEF 14A	4/28/2014

10.13*	Employment Offer Letter, dated June 20, 2014, by and between Pernix Therapeutics Holdings, Inc. and Sanjay S. Patel	8-K	6/25/2014

10.14	Controlled Equity OfferingSM Sales Agreement, dated November 7, 2014, by and between Pernix Therapeutics Holdings, Inc. and Cantor Fitzgerald & Co.	S-3	11/7/2014
(No. 333-200005)

10.15	Consent Solicitation Support Agreement, dated as of April 13, 2015, between the Company and each of the Noteholders party thereto.	8-K	4/16/2015

10.16	Inducement Agreement, dated as of April 16, 2015, by and among Pernix Therapeutics Holdings, Inc. and the investors listed on Schedule 1 thereto.	8-K	4/17/2015

10.17*	Amended and Restated Pernix Therapeutics Holdings, Inc. 2015 Omnibus Incentive Plan	10-K	3/28/2017

10.18	Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are parties thereto, as Lenders and Pernix Therapeutics Holdings, Inc., Pernix Therapeutics, LLC, Pernix Sleep, Inc., Cypress Pharmaceuticals, Inc., Macoven Pharmaceuticals, Inc., Gaine, Inc., Repicopea Inc. and Macoven Pharmaceuticals, L.L.C., as Borrowers dated as of August 21, 2015.	8-K	8/28/2015

10.19*	Employment Offer Letter, dated May 9, 2016, by and between Pernix Therapeutics Holdings, Inc. and John Sedor	10-Q	8/11/2016

10.20*	Offer Letter, dated October 27, 2016, by and between Pernix Therapeutics Holdings, Inc. and Dennis H. Langer, M.D., J.D.	8-K	11/7/2016

10.21*	Employment Agreement, dated November 3, 2016, by and between Pernix Therapeutics Holdings, Inc. and John A. Sedor.	8-K	11/7/2016

10.22*	Nonqualified Stock Option Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2009 Stock Incentive Plan, dated November 3, 2016, by and between Pernix Therapeutics Holdings, Inc. and John A. Sedor.	8-K	11/7/2016

10.23*	Nonqualified Stock Option Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2015 Omnibus Incentive Plan, dated November 3, 2016, by and between Pernix Therapeutics Holdings, Inc. and John A. Sedor.	8-K	11/7/2016

10.24*	Restricted Share Unit Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2015 Omnibus Incentive Plan, dated November 3, 2016, by and between Pernix Therapeutics Holdings, Inc. and John A. Sedor.	8-K	11/7/2016

10.25*	Employment Agreement, dated November 3, 2016, by and between Pernix Therapeutics Holdings, Inc. and Graham G. Miao, Ph.D.	8-K	11/7/2016

10.26*	Nonqualified Stock Option Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2009 Stock Incentive Plan, dated November 3, 2016, by and between Pernix Therapeutics Holdings, Inc. and Graham G. Miao, Ph.D.	8-K	11/7/2016

10.27*	Restricted Share Unit Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2015 Omnibus Incentive Plan, dated November 3, 2016, by and between Pernix Therapeutics Holdings, Inc. and Graham G. Miao, Ph.D.	8-K	11/7/2016

10.28*	Resignation and Release Agreement, dated July 26, 2016, by and between Pernix Therapeutics Holdings, Inc. and Barry Siegel.		10-Q	11/10/2016

10.29*	Offer Letter, dated November 16, 2016, by and between Pernix Therapeutics Holdings, Inc. and Gabriel Leung.		8-K	11/22/2016

10.30*	Form of Indemnification Agreement between Pernix Therapeutics Holdings, Inc. and Certain Executive Officers and Directors.		10-K	3/28/2017

10.31*	Resignation and Release Agreement, dated December 21, 2016, by and between Pernix Therapeutics Holdings, Inc. and Terence Novak.		8-K	12/28/2016

10.32*	Offer Letter, dated December 16, 2016, by and between Pernix Therapeutics Holdings, Inc. and Kenneth R. Pina.		10-K	3/28/2017

10.33*	Form of Nonqualified Stock Option Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2009 Stock Incentive Plan.		10-K	3/28/2017

10.34*	Form of Nonqualified Stock Option Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2015 Omnibus Incentive Plan.		10-K	3/28/2017

10.35*	Restricted Share Unit Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2015 Omnibus Incentive Plan.		10-K	3/28/2017

21.1	Subsidiaries of the Company		10-K	3/28/2017

23.1	Consent of Cherry Bekaert L.L.P.		10-K	3/28/2017

31.1	Certification by John Sedor (Principal Executive Officer) pursuant to Rule 13a-14(a) and 15d-14(a), with respect to this Amendment No. 1.	√

31.2	Certification by Graham Miao (Principal Financial Officer) pursuant to Rule 13a-14(a) and 15d-14(a), with respect to this Amendment No. 1.	√

32.1	Certification by John Sedor and Graham Miao pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	3/28/2017

101.INS	XBRL Instance Document		10-K	3/28/2017

101.SCH	XBRL Taxonomy Extension Schema Document		10-K	3/28/2017

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		10-K	3/28/2017

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		10-K	3/28/2017

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		10-K	3/28/2017

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		10-K	3/28/2017

*           Indicates a management contact or compensatory plan or arrangement