Form 10-Q
period 2017-03-31
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2017-05-15
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2017

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

On May 4, 2017, there were 10,015,641 shares outstanding of the Registrant's common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2017

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)
	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$22,737	$36,375
Accounts receivable, net	31,000	50,729
Inventory, net	7,444	7,775
Prepaid expenses and other current assets	15,069	12,617
Income tax receivable	680	1,414
Total current assets	76,930	108,910

Property and equipment, net	1,013	1,103
Goodwill	30,600	30,600
Intangible assets, net	151,086	169,571
Other	235	257
Total assets	$259,864	$310,441
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$20,391	$21,343
Accrued allowances	55,810	60,961
Interest payable	6,329	10,897
Treximet Secured Notes - current	-	11,103
Other liabilities - current	4,912	5,224
Total current liabilities	87,442	109,528

Convertible notes - long-term	105,217	104,071
Derivative liability	584	230
Contingent consideration	2,749	2,403
Treximet Secured Notes - long-term	172,677	172,250
Credit facilities - long-term	14,000	14,000
Arbitration award	17,410	17,522
Other liabilities - long-term	2,559	4,500
Total liabilities	402,638	424,504
Commitments and contingencies (notes 1, 3, 6, 7, 10 and 11)
Stockholders' deficit:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 140,000,000 shares authorized, 10,015,641
shares issued and outstanding at March 31, 2017 and December 31, 2016	100	100
Additional paid-in capital	245,054	244,309
Accumulated other comprehensive loss	(73)	(79)
Accumulated deficit	(387,855)	(358,393)
Total stockholders' deficit	(142,774)	(114,063)
Total liabilities and stockholders' deficit	$259,864	$310,441

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net revenues	$29,742	$32,469

Costs and operating expenses:
Cost of product sales	10,040	11,238
Selling, general and administrative expense	20,275	25,950
Research and development expense	528	928
Depreciation and amortization expense	18,547	23,664
Change in fair value of contingent consideration	346	(5,502)
Restructuring costs	100	-
Total costs and operating expenses	49,836	56,278

Loss from operations	(20,094)	(23,809)

Other income (expense):
Interest expense	(8,959)	(9,024)
Change in fair value of derivative liability	(354)	6,794
Foreign currency transaction gain	-	138
Total other expense, net	(9,313)	(2,092)

Loss before income tax expense	(29,407)	(25,901)
Income tax expense	55	35
Net loss	(29,462)	(25,936)

Other comprehensive loss:
Unrealized gain during period, net of tax of $0 and $0,
respectively	6	-
Comprehensive loss	$(29,456)	$(25,936)

Net loss per common share
Basic	$(2.94)	$(4.24)
Diluted	$(2.94)	$(4.24)

Weighted-average common shares outstanding:
Basic	10,016	6,112
Diluted	10,016	6,112

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(29,462)	$(25,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	91	114
Amortization of intangibles	18,485	23,550
Amortization of deferred financing costs	620	605
Accretion expense	1,348	871
Deferred income tax benefit	-	(137)
Stock compensation expense	745	1,469
Fair market value change in derivative liability	354	(6,794)
Fair market value change in contingent consideration	346	(5,502)
(Increase) decrease in operating assets:
Accounts receivable	19,729	9,453
Income tax receivable	734	(121)
Inventory	331	(1,792)
Prepaid expenses and other assets	(720)	1,186
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,764)	7,453
Accrued allowances	(5,151)	(195)
Interest payable	(4,568)	(5,177)
Other liabilities	(1,918)	(2,366)
Net cash used in operating activities	(800)	(3,319)

Cash flows from investing activities:
Purchase of software and equipment	(3)	(227)
Net cash used in investing activities	(3)	(227)

Cash flows from financing activities:
Payments on Treximet Secured Notes	(12,812)	(14,908)
Net payments on credit facilities	-	(1,000)
Payments on mortgages and capital leases	(23)	(16)
Shares withheld for the payment of taxes	-	(19)
Net cash used in financing activities	(12,835)	(15,943)
Net decrease in cash and cash equivalents	(13,638)	(19,489)
Cash and cash equivalents, beginning of period	36,375	56,135
Cash and cash equivalents, end of period	$22,737	$36,646

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Company Overview

Pernix Therapeutics Holdings, Inc. and subsidiaries (collectively, Pernix, the Company, we, our and us) is a specialty pharmaceutical company focused on the acquisition, development and commercialization of prescription drugs, primarily for the United States (U.S.) market. The Company targets underserved therapeutic areas, such as the central nervous system (CNS) and Pain, including neurology, psychiatry as well as Pain specialties, and has an interest in expanding into additional specialty segments. The Company promotes its branded products to physicians through its Pernix sales force, and markets its generic portfolio through its wholly owned subsidiaries, Macoven Pharmaceuticals, LLC (Macoven) and Cypress Pharmaceuticals, Inc. (Cypress).

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim reporting. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2017.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2016, included in Pernix's 2016 Annual Report on Form 10-K filed with the SEC.

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

Subsequent Events

The Company has evaluated all events and transactions since March 31, 2017 and did not have any recognized subsequent events but had the following non-recognized subsequent event:

On April 18, 2017, the Company and certain of its subsidiaries (together with the Company, the Borrowers) entered into Amendment No. 1 to the Credit Agreement (the Amendment) with Wells Fargo, National Association, as Administrative Agent (Wells Fargo) and the lenders party thereto. The Amendment amends the Credit Agreement, effective August 21, 2015, between the Borrowers, Wells Fargo and the lenders party thereto (the Credit Agreement).

Pursuant to the Amendment, the Base Rate Margin (as defined in the Credit Agreement) was increased from 1.00% to 3.00% and the LIBOR Rate Margin (as defined in the Credit Agreement) was increased from 2.00% to 4.00%, in each case effective as of the date of the Amendment. The Company has previously disclosed that it was reviewing its strategic alternatives, including the potential sale of all or a portion of the Company. Consistent with this prior disclosure, the Borrowers have agreed to market their businesses and assets for sale. Further, as the Company intends to transition to another financing source on or before July 31, 2017, it has also agreed that a failure to repay all borrowings under the Credit Agreement on or before July 31, 2017 would constitute an event of default under the Credit Agreement.

Furthermore, the Amendment reduced the lenders' commitment to $14,200,000, the amount outstanding under the facility on the date of the Amendment (inclusive of a portion of the fee described below), and eliminated the ability to request letters of credit thereunder.

The Amendment also amended certain of the covenants with which the Borrowers must comply under the Credit Agreement. The Amendment replaced the financial covenant in the Credit Agreement with (i) the requirement to maintain a cash balance of at least $8,000,000, tested weekly, and (ii) the requirement that the Borrowing Base (as defined in the Credit Agreement) less the principal amount of all loans outstanding, be greater than $15,000,000 from and after the date that is 30 days after the effective date of the Amendment. The Amendment also provides Wells Fargo, as administrative agent, with certain additional information rights and appraisal rights. In addition, Wells Fargo agreed to not impose certain reserves upon the Borrowing Base in connection with the previously disclosed arbitral award made to GlaxoSmithKline LLC and certain of its affiliates and subsidiaries (collectively, GSK). The Borrowers paid to Wells Fargo a fee of $140,000 in connection with the execution of the Amendment and in certain circumstances will pay an additional fee of $140,000.

Going Concern

Pursuant to the Amendment, the Company agreed that a failure to repay all borrowings under the Credit Agreement on or before July 31, 2017 would constitute an event of default under the Credit Agreement with Wells Fargo. Therefore, the Company's ability to continue operations after July 31, 2017 will depend on its ability to transition to another financing source on or before July 31, 2017, as to which no assurances can be given. Based upon the foregoing, there is substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that any financing by the Company to transition to an alternative financing source can be realized by the Company, or if realized, what the terms of any such financing may be, or that any amount that the Company is able to raise will be adequate.

The Company continues to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. The Company's future success depends on its ability to refinance the Wells Fargo Credit Agreement, raise capital and/or implement the various strategic alternatives discussed above. The Company cannot be certain that these initiatives or raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to it or, if available, will be on terms acceptable to the Company. If the Company issues additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of its common stock, and the Company's current shareholders may experience dilution. If the Company is unable to obtain funds when needed or on acceptable terms, the Company may be required to curtail its current development programs, cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

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

Significant Customers

The Company's customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company's customers that individually comprised greater than 10% of total gross product sales for the three months ended March 31, 2017 and 2016, or 10% of total accounts receivable as of March 31, 2017 and December 31, 2016.

Gross Product Sales:
	Three Months Ended
	March 31,
	2017	2016

McKesson Corporation	34%	36%
AmerisourceBergen Drug Corporation	28%	33%
Cardinal Health, Inc.	28%	25%
Total	90%	94%

Accounts Receivable, net:
	March 31,	December 31,
	2017	2016

McKesson Corporation	37%	36%
Cardinal Health, Inc.	28%	28%
AmerisourceBergen Drug Corporation	27%	28%
Total	92%	92%

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss	$(29,462)	$(25,936)

Denominator:
Weighted-average common shares, basic	10,016	6,112
Dilutive effect of stock options	-	-
Weighted-average common shares, diluted	10,016	6,112

Net loss per share, basic and diluted	$(2.94)	$(4.24)

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
4.25% Convertible Notes	1,133	1,133
Stock options and restricted stock	854	804
Warrants	33	47
Total potential dilutive effect	2,020	1,984

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

Summary of Assets Recorded at Fair Value

The Company's cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third-party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third-party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of March 31, 2017 or December 31, 2016.

The Company had no financial assets that are required to be measured at fair value as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company did not have any investments in Level 2 or Level 3 securities.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2017 and 2016.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature.

Summary of Liabilities Recorded at Carrying Value and Fair Value

The 4.25% Convertible Notes and the Treximet Secured Notes (each, as defined below) are recorded at carrying value. The derivative liability and contingent consideration are recorded at fair value. Within the hierarchy of fair value measurements, the derivative liability and contingent consideration are Level 3 fair values. The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of March 31, 2017		As of December 31, 2016
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
4.25% Convertible Notes	$35,555	$105,217	$32,595	$104,071
Derivative liability	584	584	230	230
Contingent consideration	2,749	2,749	2,403	2,403
Treximet Secured Notes	137,492	172,677	147,551	183,353
Total	$176,380	$281,227	$182,779	$290,057

Convertible Notes

The fair values of the 4.25% Convertible Notes were estimated using the (i) terms of the 4.25% Convertible Notes; (ii) rights, preferences, privileges, and restrictions of the underlying security; (iii) time until any restriction(s) are released; (iv) fundamental financial and other characteristics of the Company; (v) trading characteristics of the underlying security (exchange, volume, price, and volatility); (vi) valuation of derivative liability; and (vii) precedent sale transactions.

Derivative Liability

The fair value of the derivative liability was determined using a "with and without" scenario. Under this methodology, valuations are performed on the 4.25% Convertible Notes inclusive of all terms as well as for a convertible note that has identical terms and features but excluding the conversion option. The difference between the two valuations is equal to the fair value of the conversion option. Significant increases or decreases in these inputs would result in a significant change in the fair value of the derivative liability.

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

	As of and for the	As of and for the
	Three months Ended	Year Ended
	March 31, 2017	December 31, 2016
Derivative liability:
Balance at beginning of year	$230	$9,165
Initial measurement of derivative liability	-	-
Remeasurement adjustments - loss (gains) included in earnings	354	(8,935)
Ending balance	$584	$230

Contingent consideration:
Balance at beginning of year	$2,403	$14,055
Initial measurement of contingent consideration	-	-
Remeasurement adjustments - loss (gains) included in earnings	346	(11,652)
Ending balance	$2,749	$2,403

Note 4. Inventory

Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$1,975	$2,365
Work-in-process	-	-
Finished goods	6,735	7,393
Inventory, gross	8,710	9,758
Reserve for obsolescence	(1,266)	(1,983)
Inventory, net	$7,444	$7,775

Note 5. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

Amount
Balance at December 31, 2015	$54,865
Measurement period adjustments - Zohydro ER	(499)
Goodwill impairment	(23,766)
Balance at December 31, 2016	30,600
Measurement period adjustments	-
Balance at March 31, 2017	$30,600

Intangible assets consist of the following (dollars in thousands):

		As of March 31, 2017
	Weighted	Gross Carrying		Accumulated	Net Carrying
	Average Life	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
In-process research and development	Indefinite	$11,000	$-	$-	$11,000
Total unamortized intangible assets		11,000	-	-	11,000

Amortized intangible assets:
Product licenses	8.4 years	2,846	-	(1,324)	1,522
Supplier contracts	5.0 years	583	-	(107)	476
Acquired developed technologies	7.7 years	357,892	-	(219,804)	138,088
Total amortized intangible assets		361,321	-	(221,235)	140,086

Total intangible assets		$372,321	$-	$(221,235)	$151,086

		As of December 31, 2016
	Weighted	Gross Carrying		Accumulated	Net Carrying
	Average Life	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
In-process research and development	Indefinite	$26,500	$(15,500)	$-	$11,000
Total unamortized intangible assets		26,500	(15,500)	-	11,000

Amortized intangible assets:
Brand	0.0 years	3,887	(891)	(2,996)	-
Product licenses	8.4 years	2,846	-	(1,232)	1,614
Supplier contracts	5.0 years	583	-	(78)	505
Acquired developed technologies	7.7 years	379,737	(15,052)	(208,233)	156,452
Total amortized intangible assets		387,053	(15,943)	(212,539)	158,571

Total intangible assets		$413,553	$(31,443)	$(212,539)	$169,571

As of March 31, 2017, the weighted average remaining life for our definite-lived intangible assets in total was approximately 8.8 years.

In process research and development (IPR&D) will be amortized on a straight-line basis over its useful life once the receipt of regulatory approval is obtained.

During 2016, the Company determined that the carrying value of certain of its intangible assets was not recoverable based upon the existence of one or more of the indicators of impairment. The Company measured these impairments based on a probability weighted projected discounted cash flow method using a discount rate determined to be commensurate with the risk inherent in the Company's current business model and therefore, recorded impairment charges of approximately $15.5 million against IPR&D, $891,000 against brands, and $15.1 million against acquired developed technologies.

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows (in thousands):

Amount
2017 (April - December)	$54,455
2018	13,961
2019	5,507
2020	5,420
2021	5,325
Thereafter	55,418
Total	$140,086

Amortization expense was $18.5 million and $23.6 million for the three months ended March 31, 2017 and 2016, respectively, of which, $29,000 and $0 is included in cost of product sales in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.

Note 6. Accrued Allowances

Accrued allowances consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued returns allowance	$19,022	$18,314
Accrued price adjustments	30,137	35,234
Accrued government program rebates	6,651	7,413
Total	$55,810	$60,961

Note 7. Debt

Debt, net of discounts and deferred financing costs, consists of the following (in thousands):

	March 31,	December 31,
	2017	2016
Wells Fargo Credit Facility	$14,000	$14,000
4.25% Convertible Notes	105,217	104,071
Treximet Secured Notes	172,677	183,353
Total outstanding debt	291,894	301,424
Less current portion	-	11,103
Long-term debt outstanding	$291,894	$290,321

Credit Facilities:

Wells Fargo

On August 21, 2015, the Company entered into the Credit Agreement with Wells Fargo, as Administrative Agent and the lenders party thereto for a $50.0 million, three-year senior secured revolving credit facility (the Wells Fargo Credit Facility), which may be increased by an additional $20.0 million in the lenders' discretion.

The Company's obligations under the Wells Fargo Credit Facility are secured by, among other things, the Company's and certain subsidiaries' inventory and accounts receivable, and are guaranteed by certain of the Company's subsidiaries. As of March 31, 2017 and December 31, 2016, $14.0 million was outstanding under the Wells Fargo Credit Facility and classified as Credit facilities - long-term on the unaudited condensed consolidated balance sheets. The Wells Fargo Credit Facility contains representations and warranties, affirmative, restrictive and financial covenants, and events of default (applicable to the Company and certain of its subsidiaries) which are customary for credit facilities of this type. The effective interest rate was 3.62% at March 31, 2017. On February 8, 2017, the Company agreed to provide Wells Fargo 30 days' prior notice of any request for a borrowing under this facility until April 8, 2017.

On April 18, 2017, the Borrowers entered into the Amendment with Wells Fargo and the lenders party thereto. The Amendment amends the Credit Agreement governing the Wells Fargo Credit Facility.

Pursuant to the Amendment, the Base Rate Margin (as defined in the Credit Agreement) was increased from 1.00% to 3.00% and the LIBOR Rate Margin (as defined in the Credit Agreement) was increased from 2.00% to 4.00%, in each case effective as of the date of the Amendment. The Company has previously disclosed that it was reviewing its strategic alternatives, including the potential sale of all or a portion of the Company. Consistent with this prior disclosure, the Borrowers have agreed to market their businesses and assets for sale. Further, as the Company intends to transition to another financing source on or before July 31, 2017, it has also agreed that a failure to repay all borrowings under the Credit Agreement on or before July 31, 2017 would constitute an event of default under the Credit Agreement. Furthermore, the Amendment reduced the lenders' commitment to $14,200,000, the amount outstanding under the facility on the date of the Amendment (inclusive of a portion of the fee described below), and eliminated the ability to request letters of credit thereunder.

The Amendment also amended certain of the covenants with which the Borrowers must comply under the Credit Agreement. The Amendment replaced the financial covenant in the Credit Agreement with (i) the requirement to maintain a cash balance of at least $8,000,000, tested weekly, and (ii) the requirement that the Borrowing Base (as defined in the Credit Agreement), less the principal amount of all loans outstanding, be greater than $15,000,000 from and after the date that is 30 days after the effective date of the Amendment. The Amendment also provides Wells Fargo, as Administrative Agent, with certain additional information rights and appraisal rights. In addition, Wells Fargo agreed to not impose certain reserves upon the Borrowing Base in connection with the previously disclosed arbitral award made to GSK. The Borrowers paid to Wells Fargo a fee of $140,000 in connection with the execution of the Amendment and in certain circumstances will pay an additional fee of $140,000.

Interest expense related to the Wells Fargo Credit Facility was $105,000 and $39,000, for the three months ending March 31, 2017 and 2016, respectively. Accrued interest on the Wells Fargo Credit Facility was approximately $38,000 and $37,000 as of March 31, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $270,000, which are being amortized using the effective interest method. As of March 31, 2017, $90,000 and $38,000 are recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets and Other assets, respectively. As of December 31, 2016, $90,000 and $60,000 are recorded on the consolidated balance sheet in Prepaid expenses and other current assets and Other assets, respectively. Due to the Amendment discussed above, the Company will accelerate the amortization of the remaining $128,000 in debt issuance costs in the quarter ended June 30, 2017.

Convertible Notes:

4.25% Convertible Notes

On April 22, 2015, the Company issued $130.0 million aggregate principal amount 4.25% Convertible Senior Notes (the 4.25% Convertible Notes). The 4.25% Convertible Notes mature on April 1, 2021, unless earlier converted, redeemed or repurchased. The Company received net proceeds from the sale of the 4.25% Convertible Notes of $125.0 million, after deducting placement agent fees and commissions and offering expenses payable by the Company. Interest on the 4.25% Convertible Notes is payable on April 1 and October 1 of each year, beginning October 1, 2015. The discounted note balance of $108.4 million and $107.4 million is recorded as long-term debt on the unaudited condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016, respectively.

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

The Company is required to separate the conversion option in the 4.25% Convertible Notes under Accounting Standards Codification (ASC) 815, Derivatives and Hedging. During April 2015, the Company recorded the bifurcated conversion option valued at $28.5 million as a derivative liability, which created a discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period, while the discount created on the 4.25% Convertible Notes is accreted as interest expense over the life of the debt. The derivative liability is valued at $584,000 and $230,000 as of March 31, 2017 and December 31, 2016, respectively. If the Company obtains shareholder approval to remove the contractual limit on the number of shares that may be delivered to settle the conversion of the 4.25% Convertible Notes, the conversion feature may meet an exception from derivative accounting and no longer require separate accounting as a bifurcated derivative. As the conversion feature is accounted for as a bifurcated derivative liability, the Company was not required to consider whether the cash conversion or beneficial conversion guidance contained in ASC 470-20, Debt with Conversion and Other Options, is applicable to the 4.25% Convertible Notes.

In addition to the bifurcated conversion feature, there are two other features that require bifurcation but contain de minimis value. Although the probability was considered remote, at the time of the transaction, that (1) additional interest would be incurred for failure to file financial statements timely or (2) the 4.25% Convertible Notes would be redeemed by the Company following the failure of the Zohydro ER acquisition (see Note 12, Business Combinations, for further information) to close prior to July 8, 2015. The Company will continue to monitor the timely filing of its financial statements for any additional interest that could be incurred.

Interest expense was $2.3 million for each of the three months ended March 31, 2017 and 2016 related to the 4.25% Convertible Notes. Change in fair value of derivative liability was an expense of $354,000 and income of $6.8 million for the three months ended March 31, 2017 and 2016, respectively. Accrued interest on the 4.25% Convertible Notes was approximately $2.8 million and $1.4 million as of March 31, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $5.0 million, which are being amortized using the effective interest method. As of March 31, 2017, $722,000 and $3.1 million are recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets and Convertible Notes - long-term, respectively. As of December 31, 2016, $705,000 and $3.3 million are recorded on the consolidated balance sheet in Prepaid expenses and other current assets and Convertible Notes - long-term, respectively. As of March 31, 2017 and December 31, 2016, the Company had outstanding borrowings of $130.0 million related to the 4.25% Convertible Notes, respectively.

Secured Notes:

Treximet Note Offering

On August 19, 2014, the Company issued $220.0 million aggregate principal amount of its 12% Senior Secured Notes due 2020 (the Treximet Secured Notes) pursuant to an Indenture (the "August 2014 Indenture") dated as of August 19, 2014 among the Company, certain of its subsidiaries (the "Guarantors") and U.S. Bank National Association (the August 2014 Trustee), as trustee and collateral agent.

The Treximet Secured Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year (each, a Payment Date), beginning on February 1, 2015. On each Payment Date, commencing August 1, 2015, the Company began paying installments of principal of the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date). At each month-end beginning with January 2015, the net sales of Treximet will be calculated, the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment must be paid at that time. The remaining balance outstanding on the Treximet Secured Notes will be due on the maturity date, which is August 1, 2020. As of March 31, 2017 and December 31, 2016, the Company classified $0 and $12.8 million, respectively, of the Treximet Secured Notes as a current liability and $176.8 million as a non-current liability.

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

Interest expense related to the Treximet Secured Notes was $5.4 million and $6.0 million for the three months ending March 31, 2017 and 2016, respectively. Accrued interest on the Treximet Secured Notes was approximately $3.5 million and $9.5 million as of March 31, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $7.8 million, which are being amortized using the effective interest method. As of March 31, 2017, $1.3 million and $3.1 million are recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets and Treximet Secured Notes - long-term, respectively. As of December 31, 2016, $1.3 million and $3.4 million are recorded on the consolidated balance sheet in Treximet Secured Notes - current and Treximet Secured Notes - long-term, respectively.

On April 13, 2015, the Company furnished to the holders of the Treximet Secured Notes a Consent Solicitation Statement (the Consent Solicitation). The Consent Solicitation sought the consent of the holders of a majority of the principal amount of the Treximet Secured Notes to amend the August 2014 Indenture, that governs the Treximet Secured Notes to allow the Company to, among other things, incur up to $42.2 million of additional debt (the Indenture Amendments) in exchange for a consent fee in cash equal to 1% of the principal amount of consenting Treximet Secured Notes (the Consent Fees). Through April 28, 2015, the Company received consent to the Indenture Amendments from holders representing approximately 98% of the principal amount of the Notes, and subsequently paid the holders approximately $2.2 million during the year ended December 31, 2015. The cost of inducement of $403,000 and $974,000 is recorded in other current assets and Treximet Secured Notes - long term on the consolidated balance sheet at March 31, 2017, respectively and $403,000 and $1.1 million is recorded in Treximet Secured Notes - current and Treximet Secured Notes - long term on the consolidated balance sheet at December 31, 2016, respectively and are being amortized using the straight-line method, which approximates the effective interest method.

The following table represents the future maturity schedule of the outstanding debt and line of credit at March 31, 2017 (in thousands):

	Amount
2017	$-
2018	14,000	*
2019	-
2020	176,769
2021	130,000
Thereafter	-
Total maturities	320,769
Less:
Note discount	(21,647)
Deferred financing costs	(7,228)
Total outstanding debt	$291,894

* As noted in Note 1. Company Overview, subsequent to the balance sheet date, the Credit Agreement was amended and is currently due July 31, 2017. The amount included in the table above represents the contractual maturity of the agreement in place as of the balance sheet date.

Note 8. Stockholders' Equity

Reverse Stock Split

On October 13, 2016, the Company effectuated a reverse stock split of its outstanding shares of common stock at a ratio of 1 to 10 (the Reverse Stock Split). Upon the effectiveness of the Reverse Stock Split, which occurred on October 13, 2016, the Company's issued and outstanding shares of common stock was decreased from 94,961,549 to 9,499,812 shares, all with a par value of $0.01. Accordingly, all share and per share information has been restated in the Report to retroactively show the effect of the Reverse Stock Split.

Warrants

As of March 31, 2017, the Company has approximately 32,992 outstanding common stock warrants in connection with the acquisition of Somaxon Pharmaceuticals (Somaxon) in March 2013.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of share-based payment awards on the date of grant using an option pricing model is affected by the Company's stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company's expected stock price volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends.

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing mode were as follows:

	Three Months Ended
	March 31,
	2017	2016
Weighted average expected
stock price volatility	85.0%	71.0%
Estimated dividend yield	-	-
Risk-free interest rate	2.1%	1.4%
Expected life of option (in years)	6.2	6.2
Weighted average grant date
fair value per option	$1.86	$13.70

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

Stock-based compensation expense was $745,000 and $1.5 million for the three months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense for the periods presented is included within the selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

Stock Options

As of March 31, 2017, approximately 673,000 options are outstanding that have been issued to employees and directors under the Company's Golf Trust of America, Inc. 2007 Stock Option Plan, the Amended and Restated Pernix Therapeutics Holdings, Inc. 2009 Stock Incentive Plan and the 2015 Plan. As of March 31, 2017, there was approximately $5.2 million of total unrecognized compensation cost related to non-vested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 2.20 years.

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

The Company utilized a Monte Carlo simulation to determine the grant date fair value of the Performance Options. Compensation expense is recognized over the performance period of each tranche in accordance with ASC 718, Compensation - Stock Compensation. For the three months ended March 31, 2017 and 2016, the Company recorded $0 and $23,000, respectively, of share-based compensation expense related to these options.

The following table shows the option activity, described above, during the three months ended March 31, 2017 (share and intrinsic values in thousands):

			Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Shares	Price	(years)	Value
Options Outstanding at December 31, 2016	650	$25.85
Granted	29	2.54
Exercised	-	-		$-
Cancelled	(6)	47.03
Expired	-	-
Options outstanding at March 31, 2017	673	$24.63	8.9	$186
Options vested and expected to
vest as of March 31, 2017	518	$29.24	8.7	$114
Options vested and exercisable as of March 31, 2017	118	$58.50	7.4	$-

The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $0.

Options issued subsequent to January 2014 have a graded vesting schedule over either three or four years. The Company's stock option grants expire ten years from the date of grant.

Restricted Stock

The following table shows the Company's non-vested restricted stock activity during the three months ended March 31, 2017 (share and intrinsic values in thousands):

		Weighted Average	Aggregate
		Grant Date Fair	Intrinsic
	Shares	Value	Value
Non-vested restricted stock outstanding at December 31, 2016	197	$3.36
Granted	5	2.19
Vested	-	-	$-
Forfeited	-	-
Non-vested restricted stock outstanding at March 31, 2017	202	$3.33

As of March 31, 2017, there was $331,000 of total unrecognized compensation cost related to non-vested restricted stock issued to employees and directors of the Company.

Note 9. Income Taxes

The Company reported an income tax expense of $55,000 and $35,000 for the three months ended March 31, 2017 and 2016, respectively. The Company's effective tax rate was 0.2% for the three months ended March 31, 2017, compared to an estimated annual effective rate of 0.1% for the three months ended March 31, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All deferred tax assets were subject to a full valuation allowance as of December 31, 2016.

The Company evaluates the realizability of its U.S. net deferred tax assets based on all available evidence, both positive and negative, on a quarterly basis. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that due to recent losses there is a continued need for a full valuation allowance against all of the Company's deferred tax assets as of March 31, 2017 and December 31, 2016.

Our gross deferred tax assets are comprised primarily of U.S. Federal net operating losses and accruals. A substantial portion of the deferred tax liability at March 31, 2017 relates to the difference between the financial statement and tax basis of the intangibles acquired in the Cypress acquisition. The deferred tax liability related to these Cypress intangibles is reduced on an annual basis by the financial statement amortization of such intangibles.

The Company files income tax returns with both federal and state-level taxing authorities in the U.S., and with the taxing authorities of various foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. As of March 31, 2017, the Company's 2014 Federal tax return is under examination by the Internal Revenue Service (the IRS). Other years subject to potential examination by the IRS include 2012, 2013 and 2015.

Note 10. Commitments and Contingencies

Legal Proceedings

GlaxoSmithKline (GSK) Arbitration

The Company was involved in an arbitration proceeding with GSK. GSK claimed that the Company owed GSK damages relating to an alleged breach by the Company of a covenant contained in the Asset Purchase and Sale Agreement (APSA), dated as of May 13, 2014 by and among GSK and the Company pertaining to a pre-existing customer agreement. The Company asserted counterclaims and defenses under the APSA and also asserted claims against GSK related to breaches of a supply agreement between the parties. The Company and GSK entered into an interim settlement agreement (the Interim Settlement Agreement) under which the Company agreed to make payments to GSK and escrow additional funds. Additionally, the parties agreed to submit the matter to binding arbitration.

On January 31, 2017, the arbitration tribunal issued opinions in favor of GSK, awarding it damages and fees in the amount of approximately $35 million, plus interest (estimated to be approximately $2 to $5 million). The tribunal also denied the Company's claim that GSK breached its obligations under the supply agreement. The Company has already paid to GSK an aggregate of $16.5 million, including $6.2 million from the escrow account, which will offset the total award. After discussions with GSK, an agreement was reached on March 17, 2017, to amend the Interim Settlement Agreement with GSK whereby the Company agreed to establish a payment schedule for satisfaction of the current balance of the award. Pursuant to the amendment, the Company agreed that the outstanding balance as of the date of the amendment was approximately $21.5 million to GSK and the Company agreed to make quarterly installments in amounts totaling $1.0 million in 2017, $3.5 million in 2018 and approximately $17.0 million in 2019. The Company recorded the fair value of this settlement in the amount of approximately $18.5 million in its financial statements at December 31, 2016 and recorded $15.3 million as a reduction to net revenues, $1.0 million to selling, general and administrative expense and $2.2 million to interest expense in the year ended December 31, 2016. As of March 31, 2017, the net present value of remaining payment obligations owed under this settlement agreement was $18.7 million. The current portion is recorded in other liabilities - current and the non-current portion was recorded in arbitration award on the Company's unaudited condensed consolidated balance sheet as of March 31, 2017.

Recro Gainesville LLC v. Actavis Laboratories FL, Inc., District of Delaware Case Nos. 14-1118, 15-413, and 15-1196; Recro Gainesville LLC v. Alvogen Malta Operations Ltd., District of Delaware Case No. 14-1364

Recro is the owner of U.S. Patent Nos. 6,228,398 (the '398 Patent) and 6,902,742 (the '742 Patent), both of which expire on November 1, 2019, and U.S. Patent No. 9,132,096 (the '096 Patent), which expires on September 12, 2034. All three patents (collectively, the Orange Book Patents) are listed in the United States Food and Drug Administration's (FDA) Orange Book: Approved Drug Product with Therapeutic Equivalence Evaluations (Orange Book) as covering Zohydro ER. Actavis plc (Actavis) and Alvogen Pine Brook, Inc. (Alvogen) each filed abbreviated new drug applications (ANDAs) with the FDA seeking approval of proposed generic versions of Zohydro ER in 10, 15, 20, 30, 40, and 50 mg dosage strengths. Those ANDAs and amendments thereto contained certifications asserting that the Orange Book Patents are invalid and not infringed. Pursuant to the Hatch-Waxman Act, Recro brought suit against Actavis on September 3, 2014 and May 21, 2015 for declaratory judgment of infringement of the '398 and '742 Patents, and on December 23, 2015 for declaratory judgment of infringement of the '096 Patent. In response, Actavis filed counterclaims seeking declaratory judgments of noninfringement and invalidity of all three Orange Book Patents. Pursuant to the Hatch-Waxman Act, Recro brought suit against Alvogen on November 3, 2014 for declaratory judgment of infringement of the '398 and '742 Patents. In response, Alvogen filed counterclaims seeking declaratory judgments of noninfringement and invalidity of those two patents. On September 13, 2016, Recro and Actavis jointly filed a stipulation of dismissal of all claims and counterclaims relating to the '398 Patent, and that stipulation was entered by the Court on September 14, 2016. On September 29, 2016, Recro and Alvogen jointly filed a stipulation of dismissal of all claims and counterclaims then-pending, and that stipulation was entered by the Court on March 31, 2016, ending the case between Recro and Alvogen. Recro and Actavis participated in a bench trial in the United States District Court for the District of Delaware regarding the '742 and '096 Patents, which was completed on October 7, 2016. During the trial, Actavis declined to pursue its invalidity counterclaims as to both the '742 and '096 Patents. The parties' post-trial submissions regarding the remaining issues of infringement were filed on November 7, 2016. On February 23, 2017, the Company received a favorable opinion for this litigation and the United States District Court for the District of Delaware concluded that Actavis' proposed generic version of Zohydro ER infringes U.S. Patent Nos. 9,132,096 and 6,902,742. The Judge has entered an order enjoining Actavis from engaging in the commercial manufacture, use, offer to sell, or sale in the United States, or importation into the United States of Actavis' ANDA product prior to expiration of the two patents. On March 17, 2017 Actavis filed a notice of appeal. The Company remains confident in Recro's legal position with respect to this matter.

Pernix Ireland Pain, Ltd. and Pernix Therapeutics, LLC v. Actavis Laboratories FL, Inc., District of Delaware Case No. 16-138; Pernix Ireland Pain, Ltd. and Pernix Therapeutics, LLC v. Alvogen Malta Operations, Ltd., District of Delaware Case No. 16-139.

Pernix Ireland Pain, Ltd. is the owner of U.S. Patent No. 9,265,760 (the '760 Patent), which was issued on February 23, 2016, U.S. Patent No. 9,326,982 (the '982 Patent), which was issued on May 3, 2016, U.S. Patent No. 9,333,201 (the '201 Patent), which was issued on May 10, 2016, and U.S. Patent No. 9,339,499 (the '499 Patent), which issued on May 17, 2016 (collectively, the "Pernix Zohydro ER Patents"). The Pernix Zohydro ER Patents are listed in the Orange Book as covering Zohydro ER. Pernix Therapeutics, LLC (Pernix LLC) is the exclusive licensee of the Pernix Zohydro ER Patents and is the sole distributor of Zohydro ER in the United States. As discussed above, Actavis and Alvogen (together, the Defendants) each filed ANDAs with the FDA seeking approval of proposed generic versions of Zohydro ER in 10, 15, 20, 30, 40, and 50 mg dosage strengths, and litigation regarding those ANDAs is ongoing in the District of Delaware in Recro Gainesville LLC v. Actavis Laboratories FL, Inc., District of Delaware Case Nos. 14-1118, 15-413, 15-1196; and Recro Gainesville LLC v. Alvogen Malta Operations Ltd., District of Delaware Case No. 14-1364. Pernix LLC brought suit against Defendants in the District of Delaware on March 4, 2016, seeking declaratory judgment of infringement of the '760 Patent.

The complaints relating to the `760 Patent were served on March 7, 2016. Pernix LLC filed and served first and second amended complaints on May 13, 2016 and May 31, 2016, against Alvogen and Actavis respectively, adding allegations of infringement with respect to the '982, '201, and '499 Patents. The Defendants filed motions to dismiss the complaints under Rule 12(b)(6,) of the Federal Rules of Civil Procedure, asserting that the claims of the Pernix Zohydro ER Patents are invalid under 35 U.S.C. 101. Briefing regarding the motion to dismiss was completed on July 11, 2016. United States Patent Nos. 9,421,200 (the '200 Patent) and 9,433,619 (the '619 Patent) issued on August 23, 2016 and September 5, 2016, respectively. Pernix LLC filed and served second and third amended complaints, against Alvogen and Actavis respectively, on October 12, 2016, adding allegations of infringement with respect to the '200 Patent and '619 Patent. Actavis and Alvogen filed their respective answers on November 30, 2016, denying Pernix LLC's infringement allegations, and raising counterclaims of noninfringement and invalidity as to each of the asserted Pernix LLC patents. Pernix LLC filed its answers to Actavis and Alvogen's respective counterclaims on December 23, 2016. Trial in the case is scheduled for April 16, 2018.

Medicine to Go Pharmacies, Inc. v. Macoven Pharmaceuticals, LLC and Pernix Therapeutics Holdings, Inc., District Court of New Jersey Case No. 3:16-cv-07717

On October 23, 2016, Medicine to Go Pharmacies, Inc. (the Macoven Plaintiff) filed an action against Macoven, Pernix and unidentified individuals seeking redress for the sending of unlawful advertisements to facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227. On December 2, 2016, the Company filed its answers in defense of the allegations. The fax campaign that is the subject of this litigation was administered by a third party that is not presently a defendant in this litigation. The Company may not be able to secure indemnification from this third party for costs that it might incur relative to this matter and insurance defense and indemnity does not appear available to the Company. While certain cases of this nature have historically resolved for non-material amounts, it is difficult for the Company to quantify its potential liability, if any, at this time. Based upon known facts, the Company intends to vigorously defend itself in this litigation.

Other Commitments and Contingencies

In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor.  As of March 31, 2017, remaining payment obligations of the Company owed under these settlement agreements are $750,000. The balance is payable in equal annual installments of $250,000 through 2019. The current portion is recorded in other liabilities - current and the non-current portion is recorded in other liabilities - long-term on the Company's unaudited condensed consolidated balance sheets as of March 31, 2017.

During the first quarter of 2014, the Company settled all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by the Company. As part of the settlement, the Company agreed to pay $12.0 million, payable in annual amounts of $2.0 million until the settlement is paid in full. As of March 31, 2017, the net present value of remaining payment obligations owed under this settlement agreement is $3.6 million. The current portion is recorded in other liabilities - current and the non-current portion is recorded in other liabilities - long-term on the Company's unaudited condensed consolidated balance sheet as of March 31, 2017.

In connection with the acquisition of Treximet, the Company is responsible for the payment of royalties to Pozen of 18% of Treximet net sales with quarterly minimum royalty amounts of $4.0 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.

Note 11. Restructuring

On July 7, 2016, the Company announced a restructuring of its sales force and operations (2016 Restructuring Costs). The reorganization plan included (1) a reduction of 54 sales positions, primarily from the Company's Neurology sales team; (2) prioritization and reorganization of sales territories to reduce the inefficient time that sales representatives spent driving long distances between customers; (3) improvement of the Company's compensation plan to incentivize the field sales staff to increase the frequency of calls on the focused targets; and (4) consolidation of the Neurology and Pain sales forces under one sales management structure to eliminate redundancies. In addition, as part of this initiative, the Company reduced its administrative staff by 6 employees. The Company incurred $100,000 during the three months ended March 31, 2017 in contract termination costs associated with the 2016 restructuring. To date the Company has incurred $2.4 million in 2016 Restructuring Costs; $1.4 million related to employee termination benefits and $1.0 million related to contract termination costs. Associated contract termination cost payments are expected to be paid by December 31, 2017.

On March 16, 2015, the Company instituted an initiative to restructure operations and shut down its Charleston, South Carolina site (2015 Restructuring Costs). This step was done to consolidate operations within the Company's headquarters located in Morristown, New Jersey. The Company incurred $0 during the three months ended March 31, 2017 and 2016, related to the restructuring. Associated severance payments were paid by May 31, 2016.

A summary of accrued restructuring costs, included as a component of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets, is as follows (in thousands):

	December 31,				March 31,
	2016	Charges	Cash	Non-cash	2017
2016 restructuring costs	$618	$100	$(128)	$-	$590
(Contract termination costs)

	December 31, 2015	Charges	Cash	Non-cash	December 31, 2016
2015 restructuring costs	$104	$-	$(104)	$-	$-
(Employee termination benefits)

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

The Zohydro ER product line acquisition was accounted for as a business combination in accordance with ASC 805 Business Combinations. The Company finalized the purchase price allocation in the quarter ended June 30, 2016 and recorded the measurement period adjustments in accordance with Accounting Standards Update (ASU) 2015-16, Business Combinations (Topic 805). The results of operations of the acquired Zohydro ER product line, along with the estimated fair values of the net assets acquired, have been included in the Company's unaudited condensed consolidated financial statements since the Company acquired Zohydro ER on April 24, 2015.

Note 13. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Supplemental disclosures of Cash Flow Information:
Cash (received) paid for income taxes, net	$(679)	$157
Cash paid for interest	11,481	12,600

Note 14. Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the FASB) issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) (ASU 2017-04) which addresses concerns over the cost and complexity of the two-step goodwill impairment test, the amendments remove the second step of the impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the potential impact of adopting ASU 2017-04 on its financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805) (ASU 2017-01) which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluation whether transactions should be accounted for as acquisitions (or disposals) of a business. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application of the amendments in this Update is allowed as follows:

  For transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance
  For transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance.

The Company is currently assessing the potential impact of adopting ASU 2017-01 on its financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15) which provides updated guidance on eight classification issues related to the statement of cash flows: debt prepayments and extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently assessing the potential impact of adopting ASU 2016-15 on its financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before they can be recognized. Previously unrecognized deferred tax assets were recognized on a modified retrospective basis for the three months ended March 31, 2017, which resulted in a cumulative-effect adjustment to our retained earnings of zero due to the full valuation allowance against deferred tax assets. Under ASU 2016-09, excess tax benefits related to employee share-based payments are not reclassified from operating activities to financing activities in the statement of cash flows. We applied the effect of ASU 2016-09 to the presentation of excess tax benefits in the statement of cash flows, prospectively. Since there were no excess tax benefits for the three months ended March 31, 2017, this election did not result in a change in presentation on the statement of cash flows for the three months ended March 31, 2017. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The accounting standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Early adoption is permitted for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In July 2015, the FASB issued, ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance, be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The Company adopted this standard during the first quarter of 2017. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years and interim periods within those years, beginning after December 15, 2016. Accordingly, the standard is effective for the Company on January 1, 2018 using either a full retrospective or a modified retrospective approach. The Company anticipates adopting the standard using the modified retrospective method. There may be differences in timing of revenue recognition under the new standard compared to recognition under ASC 605, Revenue Recognition.

There were no other recent accounting pronouncements that have not yet been adopted by the Company that are expected to have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in "Part I-Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth under "Part I-Item1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three months ended March 31, 2017.

The discussion below contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein, other than statements of current or historical fact, including statements regarding our current expectations of our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities and any other statements about management's future expectations, beliefs, goals, plans or prospects, constitute forward-looking statements. We have tried to identify forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "target," "will," "would" or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to restructure our existing debt, in particular our ability to transition to an alternative financing source from the Credit Agreement; our ability to comply with the covenants under our existing indebtedness; the rate and degree of market acceptance of, and our ability and our distribution and marketing partners' ability to obtain reimbursement for, any approved products; our ability to successfully execute our sales and marketing strategy, including to continue to successfully recruit and retain sales and marketing personnel in the U.S.; our ability to obtain additional financing; our ability to maintain regulatory approvals for our products; the accuracy of our estimates regarding expenses, future revenues and capital requirements; our ability to manage our anticipated future growth; the ability of our products to compete with generic products as well as new products that may be developed by our competitors; our ability and our distribution and marketing partners' ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products, including our ability to address the temporary stockout of the 20mg strength of Zohydro ER with BeadTek; the performance of our manufacturers, over which we have limited control; our ability to obtain and maintain intellectual property protection for our products; our ability to operate our business without infringing the intellectual property rights of others; the success and timing of our clinical development efforts; the loss of key scientific or management personnel; regulatory developments in the U.S. and foreign countries; our ability to either acquire or develop and commercialize other product candidates in addition to our current products and other risks detailed above in "Part I-Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three months ended March 31, 2017.

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

We target underserved segments, such as central nervous system (CNS) indications, including neurology, pain and psychiatry. We promote our core branded products to physicians through our sales forces. We market our generic products through our wholly owned subsidiaries, Macoven and Cypress.

Our branded products include Treximet, a medication indicated for the acute treatment of migraine attacks, with or without aura, in adults, Zohydro ER with BeadTek, an extended- release opioid agonist indicated for the management of pain, and Silenor, a non-controlled substance and approved medication indicated for the treatment of insomnia characterized by difficulty with sleep maintenance.

Quarterly Update

  As previously disclosed, the Company was involved in an arbitration proceeding with GSK. GSK claimed that the Company owed GSK damages relating to an alleged breach by the Company of a covenant contained in the APSA by and among GSK and the Company pertaining to a pre-existing customer agreement. The Company asserted counterclaims and defenses under the APSA and also asserted claims against GSK related to breaches of a supply agreement between the parties. The Company and GSK entered into an interim settlement agreement (the Interim Settlement Agreement) under which the Company agreed to make payments to GSK and escrow additional funds. Additionally, the parties agreed to submit the matter to binding arbitration.

  On January 31, 2017, the arbitration tribunal issued opinions in favor of GSK, awarding it damages and fees in the amount of approximately $35 million, plus interest (estimated to be approximately $2 to $5 million) (collectively, the Award). The tribunal also denied our claim that GSK breached its obligations under the supply agreement. We have already paid to GSK an aggregate amount of $16.5 million, including $6.2 million from the escrow account, which will offset the Award. On February 28, 2017, we entered into a stay agreement with GSK, whereby, GSK agreed to stay the enforcement of the arbitration award until July 3, 2017, subject to us releasing the escrow amount of $6.2 million and paying $250,000 to GSK. On March 17, 2017, we amended the Interim Settlement Agreement with GSK, whereby we agreed to a payment schedule for satisfaction of the current balance of the Award. Pursuant to the amendment we agreed that the outstanding balance of the Award as of the date of the amendment was approximately $21.5 million, and that we are obligated to pay the outstanding balance in quarterly installments in amounts totaling $1.0 million in 2017, $3.5 million in 2018 and approximately $17.0 million in 2019. We also agreed that for so long as the Interim Settlement Agreement is in effect, we will be subject to certain restrictions on non-ordinary course payments and transactions and GSK will have certain information rights. GSK has agreed that for so long as we comply with the payment schedule set forth in the amended Interim Settlement Agreement, as well as other agreed-upon obligations, enforcement of the Award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the Award. We recorded the fair value of this settlement in the amount of approximately $18.5 million in our financial statements at December 31, 2016 and have recorded $15.3 million as a reduction to net revenues, $1.0 million to selling, general and administrative expense and $2.2 million to interest expense in the year ended December 31, 2016.

  On April 18, 2017, we and certain of our subsidiaries entered into the Amendment with Wells Fargo, as Administrative Agent and the lenders party thereto. The Amendment amends the Credit Agreement.

  Pursuant to the Amendment, the Base Rate Margin (as defined in the Credit Agreement) was increased from 1.00% to 3.00% and the LIBOR Rate Margin (as defined in the Credit Agreement) was increased from 2.00% to 4.00%, in each case effective as of the date of the Amendment. We have previously disclosed that we were reviewing our strategic alternatives, including the potential sale of all or a portion of the Company. Consistent with this prior disclosure, the Borrowers have agreed to market their businesses and assets for sale. Further, as we intend to transition to another financing source on or before July 31, 2017, we have also agreed that a failure to repay all borrowings under the Credit Agreement on or before July 31, 2017 would constitute an event of default under the Credit Agreement. Furthermore, the Amendment reduced the lenders' commitment to $14,200,000, the amount outstanding under the Wells Fargo Credit Facility on the date of the Amendment (inclusive of a portion of the fee described below), and eliminated the ability to request letters of credit thereunder.

  The Amendment also amended certain of the covenants with which the Borrowers must comply under the Credit Agreement. The Amendment replaced the financial covenant in the Credit Agreement with (i) the requirement to maintain a cash balance of at least $8,000,000, tested weekly, and (ii) the requirement that the Borrowing Base (as defined in the Credit Agreement), less the principal amount of all loans outstanding, be greater than $15,000,000 from and after the date that is 30 days after the effective date of the Amendment. The Amendment also provides the Administrative Agent certain additional information rights and appraisal rights. In addition, Wells Fargo agreed to not impose certain reserves upon the Borrowing Base in connection with the previously disclosed arbitral award made to GSK. The Borrowers paid to Wells Fargo a fee of $140,000 in connection with the execution of the Amendment and in certain circumstances will pay an additional fee of $140,000.

  Pursuant to the Amendment, we have agreed that a failure to repay all borrowings under the Credit Agreement on or before July 31, 2017 would constitute an event of default under the Credit Agreement with Wells Fargo. Therefore, our ability to continue operations after July 31, 2017 will depend on our ability to transition to another financing source on or before July 31, 2017, as to which no assurances can be given. Based upon the foregoing, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that any financing by us to transition to an alternative financing source can be realized by us, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

  We continue to analyze various alternatives, including strategic and refinancing alternatives, asset sales and mergers and acquisitions. Our future success depends on our ability to refinance the Credit Agreement, raise capital and/or implement the various alternatives discussed above. We cannot be certain that these initiatives or by raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forego future development and other opportunities and may need to seek bankruptcy protection.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,		Increase /
	2017	2016	(Decrease)	Percent
Net revenues	$29,742	$32,469	$(2,727)	-8%

Costs and operating expenses:
Cost of product sales	10,040	11,238	(1,198)	-11%
Selling, general and administrative expense	20,275	25,950	(5,675)	-22%
Research and development expense	528	928	(400)	-43%
Depreciation and amortization expense	18,547	23,664	(5,117)	-22%
Change in fair value of contingent consideration	346	(5,502)	5,848	-106%
Restructuring costs	100	-	100	*
Other income (expense):
Interest expense	(8,959)	(9,024)	(65)	-1%
Change in fair value of derivative liability	(354)	6,794	(7,148)	-105%
Foreign currency transaction gain	-	138	(138)	*
Income tax expense	55	35	20	57%

* Comparison to prior period is not meaningful.

Net Revenues

Net revenues consist of net product sales and revenue from co-promotion and other revenue sharing arrangements or agreements. We recognize product sales net of estimated allowances for product returns, price adjustments (customer rebates, managed care rebates, service fees, chargebacks, coupons and other discounts), government program rebates (Medicaid, Medicare and other government sponsored programs) and prompt pay discounts. The primary factors that determine our net product sales are the level of demand for our products, unit sales prices, the applicable federal and supplemental government program rebates, contracted rebates, services fees, and chargebacks and other discounts that we may offer such as consumer coupon programs. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties in return for a percentage of revenue on sales we generate or on sales they generate.

The following table sets forth a summary of our net revenues for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,		Increase /
	2017	2016	(Decrease)	Percent
Treximet	$13,770	$16,258	$(2,488)	-15%
Zohydro ER	5,196	5,495	(299)	-5%
Silenor	3,549	3,596	(47)	-1%
Other	7,163	7,012	151	2%
Net product revenues	29,678	32,361	(2,683)	-8%
Co-promotion and other revenue	64	108	(44)	-41%
Total net revenues	$29,742	$32,469	$(2,727)	-8%

Net revenues decreased $2.7 million or 8% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Treximet revenues decreased by $2.5 million or 15% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due primarily to lower net price and volume.

Zohydro ER revenues decreased by $299,000 or 5% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was due to a decrease in sales volume primarily as a result of the 20mg stockout and lower net sales price.

Silenor revenues decreased by $47,000 or 1% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was due primarily to lower net price which was partially offset by higher sales volume.

Net product revenues - other increased by $151,000 or 2% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was due primarily to favorable gross-to-nets for our generic products portfolio.

Co-promotion and other revenue decreased by $44,000 during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in co-promotion and other revenue was primarily attributable to the termination of a co-promotion agreement.

Cost of Product Sales

Cost of product sales decreased by $1.2 million or 11% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in cost of product sales was due primarily to a reduction in inventory obsolescence costs and lower royalty expenses based on decreased net sales.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by $5.7 million or 22% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  The decrease was driven primarily by lower selling and marketing expenses as a result of the restructuring of our sales force and operations which was implemented in the third quarter of 2016.

Research and Development Expense

Research and development expense decreased by $400,000 or 43% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was related to lower spending on Treximet research projects.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $5.1 million or 22% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily related to intangible asset impairments during the year ended December 31, 2016.

Change in Fair Value of Contingent Consideration

For the acquisition of Zohydro ER, we recorded $14.2 million of contingent consideration. The fair value of the contingent consideration linked to FDA approval was $2.7 million and the fair value of the contingent consideration linked to achievement of the net sales target was $11.5 million. As of March 31, 2017, the current fair value of the contingent consideration was approximately $2.7 million. We recorded an expense of $346,000 and a benefit of $5.5 million as change in fair value of contingent consideration in the three months ended March 31, 2017 and 2016, respectively.

Interest Expense

Interest expense decreased by $65,000, or 1%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was due primarily to reduced interest expense on our Treximet Secured Notes due to the lower principal balance which was partially offset by interest expense associated with the GSK Award.

Change in Fair Value of Derivative Liability

We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period. We recorded an expense of $354,000 and a benefit of $6.8 million as change in fair value of derivative liability in other income (expense) in the three months ended March 31, 2017 and 2016, respectively.

Income Tax Expense

We recognized an income tax expense of $55,000 and $35,000, during the three months ended March 31, 2017 and 2016, respectively.

Non-GAAP Financial Measures

To supplement our financial results determined by GAAP, we have disclosed in the table below adjusted earnings before interest, taxes, depreciation and amortization (EBITDA).

Adjusted EBITDA is a non-GAAP financial measure that excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. This non-GAAP financial measure excludes from net loss net interest, depreciation and amortization, taxes, deal expenses, share-based compensation expense, severance expenses, non-recurring arbitration and litigation expenses, change in fair value of contingent consideration and derivative liabilities, foreign currency transactions and restructuring costs. In addition, from time to time in the future there may be other items that we may exclude for the purposes of our use of adjusted EBITDA; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of adjusted EBITDA. We believe that adjusted EBITDA provides meaningful supplemental information regarding our operating results because it excludes or adjusts amounts that management and the board of directors do not consider part of core operating results or that are non-recurring when assessing the performance of the organization. We believe that inclusion of adjusted EBITDA provides consistency and comparability with past reports of financial results and provides consistency in calculations by outside analysts reviewing our results. Accordingly, we believe that adjusted EBITDA is useful to investors in allowing for greater transparency of supplemental information used by management.

We believe that this non-GAAP financial measure is helpful in understanding our past financial performance and potential future results, but there are limitations associated with the use of these non-GAAP financial measures. This non-GAAP financial measure is not prepared in accordance with GAAP, does not reflect a comprehensive system of accounting and may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. Adjustment items that are excluded from our non-GAAP financial measure can have a material impact on net earnings. As a result, this non-GAAP financial measure has limitations and should not be considered in isolation from, or as a substitute for, net loss, cash flow from operations or other measures of performance prepared in accordance with GAAP. We compensate for these limitations by using this non-GAAP financial measure as a supplement to GAAP financial measures and by reconciling the non-GAAP financial measure to its most comparable GAAP financial measure. Investors are encouraged to review the reconciliations of the non-GAAP financial measure to its most comparable GAAP financial measure that is included below in this Quarterly Report on Form 10-Q.

Reconciliation of GAAP reported net loss to adjusted EBITDA is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
GAAP net loss	$(29,462)	$(25,936)
Adjustments:
Interest expense, net	8,959	9,024
Depreciation and amortization	18,576	23,664
Income tax expense	55	35
EBITDA	(1,872)	6,787
Selling, general and administrative adjustments (1)	799	1,146
Change in fair value of contingent consideration	346	(5,502)
Change in fair value of derivative liability	354	(6,794)
Restructuring costs	100	-
Foreign currency transaction gain	-	(138)
Adjusted EBITDA	$(273)	$(4,501)

(1)

To exclude deal costs of $7,000 and $142,000; stock compensation expense of $746,000 and $1.5 million; severance expense of $43,000 and $490,000; and litigation settlement expenses of $3,000 and ($956,000) for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources (amounts in thousands):

	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$22,737	$36,375
Total current assets	76,930	108,910
Current debt (1)	-	11,103
Arbitration award (2)	17,410	17,522
Non-current debt (1)	291,894	290,321
Stockholders' deficit	$(142,774)	$(114,063)

(1)

The term "Current Debt" consists of the line item "Treximet Secured Notes - current" in our Condensed Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. The term "Non-current debt" consists of the sum of the line items "Convertible notes - long term", "Treximet Secured Notes - long term" and "Credit facilities - long term" in our Condensed Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. Our debt includes, among other things, borrowings under the Wells Fargo Credit Facility (as defined below). During August 2015, we entered into the Wells Fargo Credit Agreement with Wells Fargo, National Association, as Administrative Agent and the lenders party thereto for a $50.0 million, three-year senior secured revolving credit facility (the Wells Fargo Credit Facility), which may be increased by an additional $20.0 million in the lenders' discretion. As of March 31, 2017, we had borrowings of $14.0 million. On April 18, 2017, we amended the Credit Agreement establishing the Wells Fargo Credit Facility whereby the Base Rate Margin (as defined in the Credit Agreement) was increased from 1.00% to 3.00% and the LIBOR Rate Margin (as defined in the Credit Agreement) was increased from 2.00% to 4.00%, in each case effective as of the date of the Amendment. We have previously disclosed that we are reviewing our strategic alternatives, including the potential sale of all or a portion of the Company. Consistent with this prior disclosure, we have agreed with Wells Fargo to market our businesses and assets for sale. Further, as we intend to transition to another financing source on or before July 31, 2017, we have also agreed with Wells Fargo that a failure to repay all borrowings under the Credit Agreement on or before July 31, 2017 would constitute an Event of Default. Furthermore, the Amendment reduced the lenders' commitment to $14,200,000, the amount outstanding under the facility on the date of the Amendment (inclusive of a portion of the fee described below), and eliminated the ability to request letters of credit thereunder. The Amendment also amended certain of the covenants with which the Borrowers must comply under the Credit Agreement. The Amendment replaced the financial covenant in the Credit Agreement with (i) the requirement to maintain a cash balance of at least $8,000,000, tested weekly, and (ii) the requirement that the Borrowing Base (as defined in the Credit Agreement), less the principal amount of all loans outstanding, be greater than $15,000,000 from and after the date that is 30 days after the effective date of the Amendment. The Amendment also provides Wells Fargo with certain additional information rights and appraisal rights. In addition, Wells Fargo agreed to not impose certain reserves upon the Borrowing Base in connection with the previously disclosed arbitral award made to GSK. The Borrowers paid to Wells Fargo a fee of $140,000 in connection with the execution of the Amendment and in certain circumstances will pay an additional fee of $140,000. For more information, see "Part I-Item1A. Risk Factors-Risks Related to our Business-The indentures governing our outstanding notes and the credit agreement with Wells Fargo impose significant operating and/or financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business" of our Annual Report on Form 10-K for the year ended December 31, 2016 and "Part II-Item1A. Risk Factors-If we fail to make certain required payments under the Wells Fargo Credit Facility, our debt obligations to Wells Fargo may be accelerated, which would trigger cross-acceleration provisions under the indentures governing our outstanding notes. Any such acceleration would have a material adverse impact on our Company, including the possibility of us seeking bankruptcy protection" of this Quarterly Report on Form 10-Q.

As of March 31, 2017, our debt also included $176.8 million aggregate principal amount of our Treximet Secured Notes issued August 19, 2014 and due August 1, 2020 and $130.0 million aggregate principal amount of our 4.25% Convertible Notes, issued April 22, 2015 and due April 1, 2021, unless earlier converted. On each Payment Date, as defined in the August 2014 Indenture, commencing August 1, 2015, we will pay an installment of principal on the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date). Pursuant to the August 2014 Indenture, the first principal payment was due on August 1, 2015 and was calculated on net sales for the first and second quarters of 2015, less interest paid during those same two quarters. At each month-end beginning during January 2015, the net sales of Treximet will be calculated, and the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment will be paid at that time. The balance outstanding on the Treximet Secured Notes will be due on the maturity date of the Treximet Secured Notes, which is August 1, 2020. Based on the calculation of the principal payments as described, we have recorded $176.8 million of the Treximet Secured Notes as long-term debt as of March 31, 2017.

The obligations of Wells Fargo Credit Facility, the Treximet Secured Notes and the 4.25% Convertible Notes place a substantial financial burden on us, and we have been in active discussions to refinance or otherwise restructure our existing debt. If we are unable to meet our obligations under these instruments, we may be required to sell our business or all or substantially all of our assets or seek Chapter 11 bankruptcy protection, among other possible outcomes. The inability to enter into a strategic transaction to refinance or otherwise restructure our debt, or a transaction that is not successful or on attractive terms, could accelerate our need for cash and make securing funding on reasonable terms more difficult. For additional information, see "Part I-Item1A. Risk Factors-Risks Related to our Business-Our business operations and financial position could be adversely affected as a result of our substantial indebtedness and other payment obligations" and "-Our board of directors has authorized us to explore alternatives to refinance or restructure our existing debt, but we can provide no assurances of the terms of any refinancing or restructuring or how it will impact our securityholders" of our Annual Report on Form 10-K for the year ended December 31, 2016.

(2)

Relates to obligations associated with our arbitration proceeding with GSK. We had been engaged in an arbitration proceeding with GSK relating to an alleged breach by us of a covenant contained in the APSA by and among GSK and its affiliates and us pertaining to a pre-existing customer agreement. The parties entered into an Interim Settlement Agreement in July 2015 under which we paid approximately $10.3 million to GSK and escrowed an additional amount of approximately $6.2 million. On January 31, 2017, the arbitration tribunal issued opinions in favor of GSK, awarding it damages and fees in the amount of approximately $35 million, plus interest (estimated to be approximately $2 to $5 million). The tribunal also denied our claim that GSK breached its obligations under the supply agreement. We have already paid to GSK an aggregate of $16.5 million, consisting of $10.3 million in 2015 and 2016 pursuant to the Interim Settlement Agreement and $6.2 million from the escrow account originally created pursuant to the Interim Settlement Agreement, which will offset the total award. On March 17, 2017, we amended the Interim Settlement Agreement with GSK whereby we agreed to establish a payment schedule for satisfaction of the current balance of the award. Pursuant to the amendment, we have agreed that the current outstanding balance is approximately $21.5 million and that we are obligated to pay the outstanding balance in quarterly installments in amounts totaling $1.0 million in 2017, $3.5 million in 2018 and approximately $17.0 million in 2019. We have agreed that for so long as the Interim Settlement Agreement, as amended, is in effect, we will be subject to certain restrictions on non-ordinary course payments and transactions and GSK will have certain information rights. GSK has agreed that for so long as we comply with the payment schedule set forth in the Interim Settlement Agreement, as amended, as well as other agreed-upon obligations, enforcement of the award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the award.

During the three months ended March 31, 2017 and 2016 we utilized cash from operations of $800,000 and $3.3 million, respectively.

We have an effective shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and units. The shelf registration statement includes a sales agreement prospectus covering the offering, issuance and sale of up to $100.0 million of shares of our common stock that may be issued and sold under the Controlled Equity Offering Sales Agreement, dated November 7, 2014, between us and Cantor Fitzgerald & Co. as agent. We have sold 3,859,903 shares of common stock under this controlled equity program for net proceeds of $19.7 million during the year ended December 31, 2016. Our ability to access the capital markets may be affected by our ongoing exploration of alternatives to refinance or restructure our existing debt. For additional information, see "Part I-Item1A. Risk Factors-Risks Related to our Business-Our business operations and financial position could be adversely affected as a result of our substantial indebtedness" and "-Our board of directors has authorized us to explore alternatives to refinance or restructure our existing debt, but we can provide no assurances of the terms of any refinancing or restructuring or how it will impact our securityholders" of our Annual Report on Form 10-K for the year ended December 31, 2016.

Our future capital requirements will depend on many factors, including:

  the extent to which we are able to sell all or a portion of the Company and the prices at which we are able to effect any such sales;
  our ability to restructure our existing debt;
  our ability to refinance our existing credit facility;
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

Going Concern

Pursuant to the Wells Fargo Amendment, we have agreed that a failure to repay all borrowings under the Credit Agreement on or before July 31, 2017 would constitute an event of default under the Credit Agreement with Wells Fargo. Therefore, our ability to continue operations after July 31, 2017 will depend on our ability to transition to another financing source on or before July 31, 2017, as to which no assurances can be given. Based upon the foregoing, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that any financing by us to transition to an alternative financing source can be realized by us, or if realized, what the terms of any such financing may be, or that any amount that we are able to raise will be adequate.

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

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2017, and 2016 (in thousands).

	Three Months Ended
	March 31,
	2017	2016
Operating activities	$(800)	$(3,319)
Investing activities	(3)	(227)
Financing activities	(12,835)	(15,943)
Net decrease in cash and cash equivalents	$(13,638)	$(19,489)

Comparison of the Three Months Ended March 31, 2017 and 2016

Net cash used in operating activities

Net cash used in operating activities during the three months ended March 31, 2017 was $800,000, a decrease of $2.5 million from cash used in operating activities during the three months ended March 31, 2016 of $3.3 million. The cash used in operating activities during the three months ended March 31, 2017 was driven by the net loss of $29.5 million. This use was partially offset by non-cash expenses totaling $22.0 million and net changes in operating assets/liabilities of $6.7 million. The $3.3 million used in operating activities during the three months ended March 31, 2016 was primarily driven by a net loss of $25.9 million. This use was partially offset by non-cash expenses totaling $14.2 million and net changes in operating assets/liabilities of $8.4 million.

Net cash used in investing activities

Net cash used in investing activities during the three months ended March 31, 2017 was $3,000 compared to a use of $227,000 during the three months ended March 31, 2016.

Net cash used in financing activities

Net cash used in financing activities during the three months ended March 31, 2017 was $12.8 million. Cash used in financing activities for the three months ended March 31, 2017 was for principal payments on our Treximet Secured Notes. Net cash used in financing activities was $15.9 million for the three months ended March 31, 2016 and was due primarily to principal payments on our Treximet Secured Notes of $14.9 million and the Wells Fargo Credit Facility of $1.0 million.

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

Evaluation of Disclosure Controls and Procedures.  As of March 31, 2017, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference herein from Legal Proceedings under Note 10, Commitments and Contingencies, to our unaudited condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 28, 2017. The risk factors set forth below supplement or amend those risk factors, as applicable. The occurrence of any one or more of these risks could materially harm our business, operating results, financial condition and prospects. These risks and uncertainties could also cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements that we make from time to time.

If we fail to make certain required payments under the Wells Fargo Credit Facility, our debt obligations to Wells Fargo may be accelerated, which would trigger cross-acceleration provisions under the indentures governing our outstanding notes. Any such acceleration would have a material adverse impact on our Company, including the possibility of us seeking bankruptcy protection.

On April 18, 2017, we and certain of our subsidiaries entered into the Amendment to the Credit Agreement with Wells Fargo and the lenders party thereto. Pursuant to the terms of the Amendment, we agreed, among other things, that our failure to repay all borrowings under the Wells Fargo Credit Facility on or before July 31, 2017, would constitute an event of default under the Credit Agreement. As of the date of the Amendment, the outstanding balance under the Wells Fargo Credit Facility was $14,200,000. In addition, if Wells Fargo were to exercise its right to accelerate all borrowings under the Wells Fargo Credit Facility upon any such default, this would trigger cross-acceleration provisions in the indentures governing our 4.25% Convertible Notes and Treximet Secured Notes. If the debt under the Wells Fargo Credit Facility and under our 4.25% Convertible Notes and Treximet Secured Notes were to be accelerated, we would not have sufficient liquidity to repay these borrowings. In such an event there can be no assurances that we would be able to obtain alternative financing to enable us to repay our indebtedness or waivers under these instruments or, if we were able to obtain such financing or waivers, there can be no assurances that we would be able to obtain them on terms acceptable to us.

Further, pursuant to the Interim Settlement Agreement with GSK, (a) we may not make payments to creditors outside of the ordinary course of business, and (b) we may not restructure any material provisions of the Wells Fargo Credit Facility or the indentures governing our 4.25% Convertible Notes and Treximet Secured Notes without the express written consent of GSK. There can be no assurance that GSK would agree to either a non-ordinary course payment to any of our creditors in connection with a waiver or any amendment to any of these instruments in connection with any potential alternative financing arrangements or otherwise.

In addition, if our indebtedness were accelerated under one or more of these instruments, we may need to seek bankruptcy protection. As a result, our ability to finance and continue our operations would be materially and adversely affected, and our equity holders and debt holders may lose some or all of their investment in our securities. See "Risk Factors-Risks Related to our Business-Our business operations and financial position could be adversely affected as a result of our substantial indebtedness and other payment obligations" in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 28, 2017 and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in this Quarterly Report on Form 10-Q.

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

For example, we recently announced that, due to a manufacturing issue with our supplier, we expect that the 20mg strength of Zohydro ER with BeadTek will be on back order until at least the first quarter of 2018. During this time, we will continue to market and distribute other strengths of Zohydro ER with BeadTek, including the 10mg, 15mg, 30mg, 40mg and 50mg strengths. While utilization of the 10mg, 15mg and 30mg strengths are expected to increase in order to fulfill patient needs, we expect that the temporary stockout of the 20mg strength will impact the overall prescription volume for Zohydro ER with BeadTek, which may result in a loss of revenue and have an adverse effect on our financial condition.

In addition, in connection with our acquisition of the rights to Treximet intellectual property in August 2014, we discovered short-term supply constraints for the product. Our failure to obtain sufficient supply of Treximet to meet anticipated demand in the future may result in the loss of potential revenues.

All manufacturers of pharmaceutical products must comply with the FDA's current Good Manufacturing Practices (cGMP) requirements enforced by the FDA through its facilities inspection program. The FDA is also likely to conduct inspections of our manufacturers' facilities as part of their review of any new drug applications we submit to the FDA. These cGMP requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety, efficacy, or quantities of our drug products are compromised due to our manufacturers' failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description

10.1*	Amendment to the Interim Settlement Agreement dated March 17, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 21, 2017).

31.1*	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant's Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016;
(ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016;
(iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 and
(iv) Notes to Condensed Consolidated Financial Statements.

_______________________

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: May 15, 2017	By:	/s/ JOHN SEDOR
John Sedor
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ GRAHAM MIAO
Graham Miao President and Chief Financial Officer
(Principal Financial Officer)