Form 10-Q
period 2017-06-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2017-07-27
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2017

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

On July 21, 2017, there were 11,116,439 shares outstanding of the Registrant's common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2017

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)
	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$14,341	$36,375
Accounts receivable, net	45,246	50,729
Inventory, net	8,482	7,775
Prepaid expenses and other current assets	13,311	12,617
Income tax receivable	452	1,414
Total current assets	81,832	108,910

Property and equipment, net	921	1,103
Goodwill	30,600	30,600
Intangible assets, net	132,934	169,571
Other	197	257
Total assets	$246,484	$310,441
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$23,090	$21,343
Accrued allowances	55,739	60,961
Interest payable	10,302	10,897
Treximet Secured Notes - current	-	11,103
Credit facility - current	14,000	-
Other liabilities - current	5,869	5,224
Total current liabilities	109,000	109,528

Convertible notes - long-term	106,377	104,071
Derivative liability	314	230
Contingent consideration	1,863	2,403
Treximet Secured Notes - long-term	173,105	172,250
Credit facility - long-term	-	14,000
Arbitration award	16,797	17,522
Other liabilities - long-term	2,741	4,500
Total liabilities	410,197	424,504
Commitments and contingencies (notes 1, 3, 6, 7, 10 and 11)
Stockholders' deficit:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; no shares issued
and outstanding	-	-
Common stock, $0.01 par value, 140,000,000 shares authorized, 10,015,641
shares issued and outstanding at June 30, 2017 and December 31, 2016	100	100
Additional paid-in capital	245,713	244,309
Accumulated other comprehensive loss	(55)	(79)
Accumulated deficit	(409,471)	(358,393)
Total stockholders' deficit	(163,713)	(114,063)
Total liabilities and stockholders' deficit	$246,484	$310,441

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net revenues	$34,316	$36,746	$64,058	$69,215

Costs and operating expenses:
Cost of product sales	10,493	12,194	20,533	23,432
Selling, general and administrative expense	19,018	25,492	39,293	51,442
Research and development expense	82	2,499	610	3,427
Depreciation and amortization expense	18,215	21,062	36,762	44,726
Change in fair value of contingent consideration	(886)	(3,972)	(540)	(9,474)
Loss from disposal and impairments of assets	-	1,771	-	1,771
Restructuring costs	31	-	131	-
Total costs and operating expenses	46,953	59,046	96,789	115,324

Loss from operations	(12,637)	(22,300)	(32,731)	(46,109)

Other income (expense):
Interest expense	(9,209)	(8,937)	(18,168)	(17,961)
Change in fair value of derivative liability	270	159	(84)	6,953
Foreign currency transaction (loss) gain	-	(71)	-	67
Total other expense, net	(8,939)	(8,849)	(18,252)	(10,941)

Loss before income tax expense (benefit)	(21,576)	(31,149)	(50,983)	(57,050)
Income tax expense (benefit)	40	(10)	95	25
Net loss	(21,616)	(31,139)	(51,078)	(57,075)

Other comprehensive loss:
Unrealized gain during period, net of tax of $0 and $0, respectively	18	-	24	-
Comprehensive loss	$(21,598)	$(31,139)	$(51,054)	$(57,075)

Net loss per common share
Basic	$(2.16)	$(4.67)	$(5.10)	$(8.93)
Diluted	$(2.16)	$(4.67)	$(5.10)	$(8.93)

Weighted-average common shares outstanding:
Basic	10,016	6,669	10,016	6,391
Diluted	10,016	6,669	10,016	6,391

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(51,078)	$(57,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	185	484
Amortization of intangibles	36,637	44,261
Amortization of deferred financing costs	1,482	1,214
Accretion expense	2,702	1,752
Deferred income tax benefit	-	24
Stock compensation expense	1,404	2,239
Fair market value change in derivative liability	84	(6,953)
Fair market value change in contingent consideration	(540)	(9,474)
Loss on disposal of fixed assets	-	35
Impairment of fixed assets and intangibles	-	1,736
(Increase) decrease in operating assets:
Accounts receivable	5,483	13,291
Income tax receivable	962	(295)
Inventory	(707)	342
Prepaid expenses and other assets	851	1,878
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	892	(4,337)
Accrued allowances	(5,222)	(6,932)
Interest payable	(595)	(730)
Other liabilities	(1,717)	(2,246)
Net cash used in operating activities	(9,177)	(20,786)

Cash flows from investing activities:
Acquisitions	-	(583)
Purchase of software and equipment	(3)	(949)
Net cash used in investing activities	(3)	(1,532)

Cash flows from financing activities:
Payments on Treximet Secured Notes	(12,812)	(14,908)
Net payments on credit facilities	-	(1,000)
Payments on mortgages and capital leases	(42)	(31)
Proceeds from issuance of common stock, net of tax and costs	-	11,353
Shares withheld for the payment of taxes	-	(24)
Net cash used in financing activities	(12,854)	(4,610)
Net decrease in cash and cash equivalents	(22,034)	(26,928)
Cash and cash equivalents, beginning of period	36,375	56,135
Cash and cash equivalents, end of period	$14,341	$29,207

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim reporting. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2017.

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

Subsequent Events

The Company has evaluated all events and transactions since June 30, 2017 and did not have any recognized subsequent events but did have the following non-recognized subsequent events:

Exchange Agreement

On July 20, 2017, the Company entered into an exchange agreement (the "Exchange Agreement") between Pernix and certain holders (the "Holders") of Pernix's outstanding 4.25% Convertible Senior Notes due 2021 (the "4.25% Convertible Notes"). The Exchange Agreement governs the entry into several refinancing transactions (collectively, the "Transactions"). The Transactions closed on July 21, 2017, and include:

  A new five-year $40 million asset-based revolving credit facility (the "New ABL Facility") by and among Pernix and certain subsidiaries of Pernix as borrowers and guarantors (the "ABL Borrowers") and Pernix Ireland Pain Limited ("PIPL"), Pernix Ireland Limited, Pernix Holdco 1, LLC, Pernix Holdco 2, LLC and Pernix Holdco 3, LLC as additional guarantors (the "ABL Guarantors"), Cantor Fitzgerald Securities, as agent, and the Holders, as lenders. The New ABL Facility will replace Pernix's current asset-based revolving credit agreement, dated as of August 21, 2015, by and among the ABL Borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as amended (the "Old ABL Facility");

  A new five-year $45 million delayed draw term loan facility (the "Term Facility") among PIPL, Cantor Fitzgerald Securities, as agent, and the Holders, as lenders;

  A new indenture providing for 4.25%/5.25% Exchangeable Senior Notes due 2022 (the "New Notes Indenture") under which PIPL is the issuer and Pernix and its other subsidiaries are the guarantors (the "Guarantors"), with Wilmington Trust, National Association, as trustee (the "Trustee");

  The issuance to the Holders of (a) $36,242,500 aggregate principal amount of PIPL's 4.25%/5.25% Exchangeable Senior Notes due 2022 (the "Exchangeable Notes") pursuant to the New Notes Indenture and (b) 1,100,498 shares of Pernix's common stock (the "Exchange Shares"), in exchange for the tender to PIPL of $51.8 million aggregate principal amount of 4.25% Convertible Notes held by the Holders (the "Exchange"). The Exchangeable Notes will be exchangeable for Pernix's common stock; and

  A registration rights agreement among Pernix, PIPL and the Holders that provides for the registration under the Securities Act of 1933, as amended, of the offer and sale of the Exchange Shares and the Underlying Shares (the "Registration Rights Agreement").

The parties to the Exchange Agreement made certain customary representations and warranties. Under the Exchange Agreement, Pernix and each of its subsidiaries party thereto agreed to indemnify each Holder (or certain funds and/or accounts for which a Holder or any of its affiliates acts as investment advisor), its affiliates and the directors, officers, employees and agents of such Holder and each person who controls such Holder for certain losses arising out of the Exchange Agreement or the "transactions," as defined therein. Pernix also agreed to conduct a search for up to three new directors and to use its reasonable best efforts to facilitate the selection and appointment of such directors to Pernix's board of directors within ninety days following the closing of the Transactions.

New ABL Facility

The ABL Borrowers entered into an asset-based revolving credit agreement (the "ABL Credit Agreement") with Cantor Fitzgerald Securities, as agent (the "ABL Agent") and the lenders party thereto to obtain the New ABL Facility.

The ABL Borrowers' obligations under the New ABL Facility are guaranteed by the ABL Borrowers and the ABL Guarantors and are secured by, among other things, the ABL Borrowers' cash, inventory and accounts, in each case pursuant to a guaranty and security agreement between the ABL Borrowers, ABL Guarantors and Cantor Fitzgerald Securities as agent. Availability of borrowings under the New ABL Facility from time to time will be subject to a borrowing base calculation based upon a valuation of the ABL Borrowers' eligible inventories and eligible accounts receivable, each multiplied by an applicable advance rate, subject to adjustments in accordance with the ABL Credit Agreement. Borrowings under the New ABL Facility will bear interest at the rate of LIBOR plus 7.50%. In addition, the ABL Borrowers will be required to pay a commitment fee on the undrawn commitments under the New ABL Facility from time to time at a rate per annum of 0.25% on the unused commitments under the New ABL Facility, payable monthly. The ABL Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default applicable to the Company, the other ABL Borrowers, the ABL Guarantors and their respective subsidiaries that are customary for credit facilities of this type. The New ABL Facility will mature on July 21, 2022.

The New ABL Facility will refinance the Old ABL Facility in full and enhances the Company's financial flexibility, increases liquidity and extends the maturity date from July 31, 2017 to July 21, 2022.

Term Facility

PIPL entered into a term loan credit agreement (the "Term Credit Agreement") with Cantor Fitzgerald Securities, as agent (the "Term Agent") and the lenders party thereto to obtain the new Term Facility. $30 million under the Term Facility was drawn on the date of closing of the Transactions, and the remaining $15 million will be available for subsequent draws for certain specified purposes, including to finance certain acquisitions, subject to conditions set forth in the Term Credit Agreement. The Term Facility includes an incremental feature that allows PIPL, with the consent of the requisite lenders under the Term Facility, to obtain up to an additional $20 million in term loan commitments from new or existing lenders under the Term Facility that agree to provide such commitments. Interest on the loans will accrue either in cash or a combination of cash and in kind interest, at PIPL's election. Cash interest will accrue at a rate of 7.50% per annum, while the combination of cash and in-kind interest will accrue at a rate of 8.50% per annum, with up to 4.00% per annum added to the principal amount of loans and the balance paid in cash. The Term Facility contains representations and warranties, affirmative and negative covenants, and events of default applicable to PIPL and its subsidiaries (if any) that are customary for credit facilities of this type. The Term Facility will mature on July 21, 2022.

PIPL also entered into a mortgage debenture with Cantor Fitzgerald Securities as agent, pursuant to which PIPL's obligations under the Term Facility will be secured by substantially all of the assets of PIPL and its future-acquired subsidiaries.

Upon the closing of the Transactions, the Term Facility provided the Company with $30 million of liquidity immediately and, subject to conditions set forth in the Term Credit Agreement, $15 million of additional liquidity for certain specified purposes in the future, as well as the potential for an additional $20 million in commitments subject to lender consent.

Exchangeable Notes

PIPL, the Guarantors, and Wilmington Trust, National Association, as Trustee, entered into the New Exchangeable Notes Indenture. The Exchangeable Notes issued under the New Notes Indenture will be guaranteed by Pernix and each other subsidiary thereof. The Exchangeable Notes are senior, unsecured obligations of PIPL. Interest on the Exchangeable Notes will be paid in cash or a combination of cash and in-kind interest at PIPL's election. Interest paid in cash (the "All Cash Method") will accrue at a rate of 4.25% per annum, while interest paid in a combination of cash and in-kind will accrue at a rate of 5.25% per annum, with 2.25% per annum of interest (plus additional interest, if any) capitalized to the principal amount of the Exchangeable Notes, and the balance paid in cash. The maturity date of the Exchangeable Notes Indenture is July 15, 2022.

The Exchangeable Notes initially are exchangeable into shares of the Company's common stock at an exchange price per share of $5.50 (the "Exchange Price"). The Exchange Price will be subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on the Company's common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain Company tender or exchange offers.

Holders will exchange all or a portion of their Exchangeable Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

Upon not less than 30 nor more than 45 trading days' notice, if the daily Volume Weighted Average Price ("VWAP") (as defined in the Exchangeable Notes Indenture) of the Company's common stock has been at least 120% of the Exchange Price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which such notice of redemption is provided (the "Provisional Redemption", and such date of a Provisional Redemption, the "Redemption Date"), the Company will have the right to redeem any or all of the Exchangeable Notes at a price equal to 100% of the principal amount thereof (including any interest capitalized thereto) plus accrued interest that has not been paid or capitalized to, but excluding, the date on which the Exchangeable Notes are to be redeemed. The redemption price will be paid in cash.

No "sinking fund" will be provided for the Exchangeable Notes, which means that PIPL will not be required to periodically redeem or retire the Exchangeable Notes. If PIPL or the Company undergoes a Fundamental Change (as defined below), subject to certain conditions, holders of the Exchangeable Notes may require PIPL to repurchase for cash all or part of their Exchangeable Notes. The fundamental change repurchase price will be equal to 100% of the principal amount (including any interest capitalized thereto) of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date, chosen by PIPL, that is not less than 20 business days or more than 35 business days following the date on which notice of the Fundamental Change was provided by PIPL.

Under the Exchangeable Notes Indenture, a "Fundamental Change" will be deemed to have occurred if, among other events, any of the following occurs: (i) any "group" or "person," within the meaning of Section 13(d) of the Securities Exchange Act of 1934 (as amended, the "Exchange Act"), other than a permitted holder under the Exchangeable Notes Indenture, becomes the direct or indirect "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, of the Company's common stock representing more than 50% of the Company's voting power; (ii) the Company consummates any recapitalization, reclassification or change of the Company's common stock, subject to certain exceptions as contained in the Exchangeable Notes Indenture; (iii) the Company effects any share exchange, consolidation or merger pursuant to which the Company's common stock will be converted into cash, securities or other property or assets; (iv) the Company effects any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the Company's consolidated assets to a person or entity other than a permitted holder under the Exchangeable Notes Indenture; (v) the Company's stockholders approve a plan or proposal for the Company's liquidation or dissolution or the liquidation or dissolution of PIPL; and (vi) the Company's common stock ceases to be listed on The New York Stock Exchange, The NASDAQ Global Select Market or The NASDAQ Global Market (or any of their respective successors).

Holders of the Exchangeable Notes are entitled to receive, in certain circumstances, additional shares of the Company's common stock upon exchanges of Exchangeable Notes in connection with a Provisional Redemption or certain Fundamental Changes.

Subject to certain limited exceptions, the Exchangeable Notes contain covenants which prohibit or limit the ability of PIPL and the Guarantors to, among other things: (i) pay cash dividends or making distributions on the Company's capital stock or redeem or repurchase the Company's capital stock; (ii) create, assume or suffer to exist at any time any lien upon any of the Company's properties or assets; (iii) incur any debt other than debt permitted under the terms of the Exchangeable Notes Indenture; (iv) enter into transactions with affiliates other than on terms and conditions that, taken as a whole, would be obtained in an arm's-length transaction with non-affiliates; and (v) make any sale of the Company's assets and the assets of the Company's subsidiaries except in accordance with the terms of the Exchangeable Notes Indenture.

The Exchangeable Notes Indenture provides for customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving PIPL) occurs and is continuing, the Trustee by notice to PIPL, or the holders of at least 25% in principal amount of the then outstanding Exchangeable Notes by written notice to PIPL and the Trustee, may declare 100% of the accreted principal of and accrued and unpaid interest, if any, on all of the Exchangeable Notes to be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving PIPL, 100% of the principal of and accrued and unpaid interest, if any, on all of the Exchangeable Notes will become due and payable automatically, including a make-whole premium in an amount equal to the present value of the interest that would accrue on such Exchangeable Notes (assuming the All Cash Method) from, and including, such date of acceleration until the maturity date of the Exchangeable Notes, with such present value computed using a discount rate equal to the sum of (i) the yield to maturity of United States Treasury securities with remaining maturity equal to that of the Exchangeable Notes (as determined in a commercially reasonable manner by PIPL) on such date of acceleration and (ii) 50 basis points. Notwithstanding the foregoing, for up to 270 days after the occurrence of an event of default, PIPL may elect to have the sole remedy for an event of default relating to certain of PIPL's failures to comply with certain reporting covenants in the Exchangeable Notes Indenture consist exclusively of the right to receive additional interest on the Exchangeable Notes.

Holders of Exchangeable Notes will not be entitled to receive shares of the Company's common stock upon exchange of any Exchangeable Notes to the extent such holder (or group of which such holder is a part) would beneficially own more than 9.99% of the outstanding shares of the Company's common stock. Subject to such limitation, at the initial Exchange Price, the Exchangeable Notes will be exchangeable into approximately 40% of the Company's outstanding common stock as of the date hereof (after giving effect to the issuance of the Exchange Shares and the common stock underlying the Exchangeable Notes).

The Exchange allowed the Company to reduce the principal amount of its outstanding indebtedness through the exchange of the Holders' 4.25% Convertible Notes for a smaller principal amount of the Exchangeable Notes. The principal amount of the Exchangeable Notes may be reduced if the holders thereof exchange their Exchangeable Notes for shares of the Company's common stock. The Exchangeable Notes Indenture will provide capacity to refinance up to an additional $25.0 million principal amount of the 4.25% Convertible Notes, which refinancing could also provide an opportunity to further reduce the principal amount of the Company's outstanding indebtedness.

GSK Agreement

On July 20, 2017, Pernix and its wholly owned subsidiary Pernix Ireland Limited (together, the "Pernix Parties") and Glaxo Group Limited, GlaxoSmithKline LLC, GlaxoSmithKline Intellectual Property Holdings Limited, and GlaxoSmithKline Intellectual Property Management Limited (collectively, "GSK") entered into an amendment ("Amendment No. 2") to the Interim Settlement Agreement between the Pernix Parties and GSK dated July 27, 2015 (as amended, the "Interim Settlement Agreement").  Amendment No. 2 permits payment by the Pernix Parties to GSK of a reduced amount in full satisfaction of the remaining approximately $21.2 million unpaid portion of the award (the "Award") granted to GSK in the arbitration of certain matters previously disputed by the parties.  Pursuant to Amendment No. 2, the Pernix Parties are obligated to make two fixed payments to GSK: (i) a payment of $3.45 million due on or before August 4, 2017, and (ii) a payment of $3.2 million due on or before December 31, 2017. In addition, the Pernix Parties agreed that if on or before September 30, 2019, Pernix (x) redeems or repurchases 4.25% Convertible Notes for greater than 31.00 cents for every one dollar of principal amount outstanding or (y) exchanges such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31.00 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, Pernix shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2 million.  GSK has agreed that for so long as the Pernix Parties comply with the payment terms set forth in the Amendment No. 2, enforcement of the Award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the Award, and that the outstanding balance of the Award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms.  A portion of the proceeds from the Transactions will be used to pay the amounts due to GSK under Amendment No. 2.

Second Supplemental Indenture

In connection with the Transactions, the Company and certain of its wholly owned subsidiaries, Pernix Holdco 1, LLC, Pernix Holdco 2, LLC and Pernix Holdco 3, LLC (each, a "New Guarantor", and collectively, the "New Guarantors") and U.S. Bank, National Association, as trustee, entered into a second supplemental indenture (the "Second Supplemental Indenture") to that certain indenture dated as of August 19, 2014, as amended by that certain first supplemental indenture, dated as of April 21, 2015 (as so supplemented, the August 2014 Indenture) among the Company, certain of its subsidiaries (the "Treximet Guarantors") and U.S. Bank National Association (the August 2014 Trustee), as trustee and collateral agent. Pursuant to the Second Supplemental Indenture, the New Guarantors provided guarantees of the obligations of the Company with respect to its 12.0% Senior Secured Notes due 2020 (the "Treximet Secured Notes") issued under the August 2014 Indenture.

Going Concern

In the Company's Form 10-Q for the quarterly period ended March 31, 2017, the Company disclosed that there was substantial doubt about the Company's ability to continue as a going concern. However, management has evaluated the effects of the Transactions and GSK Amendment No. 2 on the Company's financial condition and now believes that any potential going concern uncertainty that previously existed has been remediated. The Company believes its existing cash balance, cash from operations and funding from the Transactions will be sufficient to fund its existing level of operating expenses, current development activities, non-operating payments of debt, interest and general capital expenditure requirements through at least the next twelve months.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Pernix's wholly-owned subsidiaries Pernix Therapeutics, LLC, Macoven, Cypress, Cypress' subsidiary, Hawthorn Pharmaceuticals, Inc., Pernix Ireland Limited and Pernix Ireland Pain Limited. Transactions between and among the Company and its consolidated subsidiaries are eliminated.

Fair Value of Financial Instruments

A financial instrument is defined as cash equivalent, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company's financial instruments consist primarily of cash equivalents, notes receivable, a credit facility, and an arbitration award. The carrying values of these assets and liabilities approximate their fair value due to their short-term nature.

Significant Customers

The Company's customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company's customers that individually comprised greater than 10% of total gross product sales for the three and six months ended June 30, 2017 and 2016, or 10% of total accounts receivable as of June 30, 2017 and December 31, 2016.

Gross Product Sales:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

McKesson Corporation	34%	35%	34%	36%
AmerisourceBergen Drug Corporation	33%	31%	31%	32%
Cardinal Health, Inc.	23%	26%	25%	26%
Total	90%	92%	90%	94%

Accounts Receivable, net:
	June 30,	December 31,
	2017	2016

McKesson Corporation	31%	36%
Cardinal Health, Inc.	30%	28%
AmerisourceBergen Drug Corporation	29%	28%
Total	90%	92%

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(21,616)	$(31,139)	$(51,078)	$(57,075)

Denominator:
Weighted-average common shares, basic	10,016	6,669	10,016	6,391
Dilutive effect of stock options	-	-	-	-
Weighted-average common shares, diluted	10,016	6,669	10,016	6,391

Net loss per share, basic and diluted	$(2.16)	$(4.67)	$(5.10)	$(8.93)

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
4.25% Convertible Notes	1,133	1,133	1,133	1,133
Stock options and restricted stock units	615	904	581	856
Warrants	33	47	33	47
Total potential dilutive effect	1,781	2,084	1,747	2,036

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

Summary of Assets Recorded at Fair Value

The Company's cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third-party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third-party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of June 30, 2017 or December 31, 2016.

The Company had no financial assets that are required to be measured at fair value as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company did not have any investments in Level 2 or Level 3 securities.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2017 and 2016.

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

	As of June 30, 2017		As of December 31, 2016
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
4.25% Convertible Notes	$41,408	$106,377	$32,595	$104,071
Derivative liability	314	314	230	230
Contingent consideration	1,863	1,863	2,403	2,403
Treximet Secured Notes	138,739	173,105	147,551	183,353
Total	$182,324	$281,659	$182,779	$290,057

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the periods (in thousands):

	As of and for the	As of and for the
	Six months Ended	Year Ended
	June 30, 2017	December 31, 2016
Derivative liability:
Balance at beginning of year	$230	$9,165
Initial measurement of derivative liability	-	-
Remeasurement adjustments - loss (gains) included in earnings	84	(8,935)
Ending balance	$314	$230

Contingent consideration:
Balance at beginning of year	$2,403	$14,055
Initial measurement of contingent consideration	-	-
Remeasurement adjustments - loss (gains) included in earnings	(540)	(11,652)
Ending balance	$1,863	$2,403

Note 4. Inventory

Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$1,879	$2,365
Work-in-process	-	-
Finished goods	7,310	7,393
Inventory, gross	9,189	9,758
Reserve for obsolescence	(707)	(1,983)
Inventory, net	$8,482	$7,775

Note 5. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

Amount
Balance at December 31, 2015	$54,865
Measurement period adjustments - Zohydro ER	(499)
Goodwill impairment	(23,766)
Balance at December 31, 2016	30,600
Measurement period adjustments	-
Balance at June 30, 2017	$30,600

Intangible assets consist of the following (dollars in thousands):

		As of June 30, 2017
	Weighted	Gross Carrying		Accumulated	Net Carrying
	Average Life	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
In-process research and development	Indefinite	$11,000	$-	$-	$11,000
Total unamortized intangible assets		11,000	-	-	11,000

Amortized intangible assets:
Product licenses	8.4 years	2,846	-	(1,415)	1,431
Supplier contracts	5.0 years	583	-	(136)	447
Acquired developed technologies	7.7 years	357,892	-	(237,836)	120,056
Total amortized intangible assets		361,321	-	(239,387)	121,934

Total intangible assets		$372,321	$-	$(239,387)	$132,934

		As of December 31, 2016
	Weighted	Gross Carrying		Accumulated	Net Carrying
	Average Life	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
In-process research and development	Indefinite	$26,500	$(15,500)	$-	$11,000
Total unamortized intangible assets		26,500	(15,500)	-	11,000

Amortized intangible assets:
Brand	0.0 years	3,887	(891)	(2,996)	-
Product licenses	8.4 years	2,846	-	(1,232)	1,614
Supplier contracts	5.0 years	583	-	(78)	505
Acquired developed technologies	7.7 years	379,737	(15,052)	(208,233)	156,452
Total amortized intangible assets		387,053	(15,943)	(212,539)	158,571

Total intangible assets		$413,553	$(31,443)	$(212,539)	$169,571

As of June 30, 2017, the weighted average remaining life for our definite-lived intangible assets in total was approximately 10.3 years.

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

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows (in thousands):

Amount
2017 (July - December)	$36,303
2018	13,961
2019	5,507
2020	5,420
2021	5,325
Thereafter	55,418
Total	$121,934

Amortization expense was $18.1 million and $36.6 million for the three and six months ended June 30, 2017, respectively, of which, $29,000 and $58,000 are included in cost of product sales in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017, respectively. Amortization expense was $20.7 million and $44.3 million for the three and six months ended June 30, 2016, respectively, of which, $19,000 is included in cost of product sales in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016, respectively.

Note 6. Accrued Allowances

Accrued allowances consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued returns allowance	$19,764	$18,314
Accrued price adjustments	29,992	35,234
Accrued government program rebates	5,983	7,413
Total	$55,739	$60,961

Note 7. Debt

Debt, net of discounts and deferred financing costs, consists of the following (in thousands):

	June 30,	December 31,
	2017	2016
Wells Fargo Credit Facility	$14,000	$14,000
4.25% Convertible Notes	106,377	104,071
Treximet Secured Notes	173,105	183,353
Total outstanding debt	293,482	301,424
Less current portion	14,000	11,103
Long-term debt outstanding	$279,482	$290,321

Credit Facility:

Wells Fargo

On August 21, 2015, the Company entered into the Credit Agreement with Wells Fargo, as Administrative Agent and the lenders party thereto for a $50.0 million, three-year senior secured revolving credit facility (the Wells Fargo Credit Facility), which may be increased by an additional $20.0 million in the lenders' discretion.

As discussed earlier, the New ABL Facility entered into on July 21, 2017 replaced the Wells Fargo Credit Facility and the Company used the proceeds from the New ABL Facility to repay the outstanding obligation of the Wells Fargo Credit Facility.

The Company's obligations under the Wells Fargo Credit Facility are secured by, among other things, the Company's and certain subsidiaries' inventory and accounts receivable, and are guaranteed by certain of the Company's subsidiaries. As of June 30, 2017 and December 31, 2016, $14.0 million was outstanding under the Wells Fargo Credit Facility and classified as Credit facility - current and Credit facility - long-term, respectively, on the unaudited condensed consolidated balance sheets. The Wells Fargo Credit Facility contains representations and warranties, affirmative, restrictive and financial covenants, and events of default (applicable to the Company and certain of its subsidiaries) which are customary for a credit facility of this type. The effective interest rate was 14.91% at June 30, 2017.

On April 18, 2017, the Borrowers entered into the Amendment with Wells Fargo and the lenders party thereto. The Amendment amends the Credit Agreement governing the Wells Fargo Credit Facility.

Pursuant to the Amendment, the Base Rate Margin (as defined in the Credit Agreement) was increased from 1.00% to 3.00% and the LIBOR Rate Margin (as defined in the Credit Agreement) was increased from 2.00% to 4.00%, in each case effective as of the date of the Amendment. The Company has previously disclosed that it was reviewing its strategic alternatives, including the potential sale of all or a portion of the Company. Consistent with this prior disclosure, the Borrowers agreed to market their businesses and assets for sale. Further, as the Company intended to transition to another financing source on or before July 31, 2017, it also agreed that a failure to repay all borrowings under the Credit Agreement on or before July 31, 2017 would constitute an event of default under the Credit Agreement. Furthermore, the Amendment reduced the lenders' commitment to $14,200,000, the amount outstanding under the facility on the date of the Amendment (inclusive of a portion of the fee described below), and eliminated the ability to request letters of credit thereunder.

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

Interest expense related to the Wells Fargo Credit Facility was $218,000 and $323,000, for the three and six months ending June 30, 2017, respectively and was $99,000 and $138,000, for the three and six months ending June 30, 2016, respectively. Accrued interest on the Wells Fargo Credit Facility was approximately $82,000 and $37,000 as of June 30, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $270,000 as a result of the original agreement and an additional $220,000 as a result of the Amendment, both of which are being amortized using the effective interest method. As of June 30, 2017, $87,000 is recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets. As of December 31, 2016, $90,000 and $60,000 are recorded on the consolidated balance sheet in Prepaid expenses and other current assets and Other assets, respectively. Due to the Amendment discussed above, the Company accelerated the amortization of the remaining debt issuance costs in the quarter ended June 30, 2017.

Convertible Notes:

4.25% Convertible Notes

On April 22, 2015, the Company issued $130.0 million aggregate principal amount 4.25% Convertible Notes. The 4.25% Convertible Notes mature on April 1, 2021, unless earlier converted, redeemed or repurchased. The Company received net proceeds from the sale of the 4.25% Convertible Notes of $125.0 million, after deducting placement agent fees and commissions and offering expenses payable by the Company. Interest on the 4.25% Convertible Notes is payable on April 1 and October 1 of each year, beginning October 1, 2015. The discounted note balance of $109.3 million and $107.4 million is recorded as long-term debt, net of deferred financing costs on the unaudited condensed consolidated balance sheet as of June 30, 2017 and December 31, 2016, respectively.

The 4.25% Convertible Notes are governed by the terms of an indenture (the 4.25% Convertible Notes Indenture), between the Company and Wilmington Trust, National Association (the 4.25% Convertible Notes Trustee), each of which were entered into on April 22, 2015.

The Company may not redeem the 4.25% Convertible Notes prior to April 6, 2019. However, the holders may convert their 4.25% Convertible Notes at any time prior to the close of business on the business day immediately preceding January 1, 2021 only under certain circumstances. Upon conversion, the Company will deliver a number of shares of the Company's common stock equal to the conversion rate in effect on the conversion date. Effective upon the 1-for-10 reverse stock split effected on October 13, 2016, the conversion rate decreased from 87.2030 shares of the Company's common stock for each $1,000 principal amount of the 4.25% Convertible Notes to 8.7237 shares of the Company's common stock for each $1,000 principal amount of the 4.25% Convertible Notes, which represents a conversion price of approximately $114.63 per share. Following certain corporate transactions that can occur on or prior to the stated maturity date, the Company will increase the conversion rate for a holder that elects to convert its 4.25% Convertible Notes in connection with such a corporate transaction. In addition to the holder option to convert, the 4.25% Convertible Notes may be redeemed upon the occurrence of certain events. The Company incurred debt issuance costs of approximately $5.0 million, which have been deferred and which are being amortized over a six-year period, unless earlier converted, in which case the unamortized costs would be recorded in additional paid-in capital. The effective interest rate on the 4.25% Convertible Notes, including debt issuance costs and bifurcated conversion option derivative (discussed below), is 9.7%.

The Company is required to separate the conversion option in the 4.25% Convertible Notes under Accounting Standards Codification (ASC) 815, Derivatives and Hedging. During April 2015, the Company recorded the bifurcated conversion option valued at $28.5 million as a derivative liability, which created a discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period, while the discount created on the 4.25% Convertible Notes is accreted as interest expense over the life of the debt. The derivative liability is valued at $314,000 and $230,000 as of June 30, 2017 and December 31, 2016, respectively. If the Company obtains shareholder approval to remove the contractual limit on the number of shares that may be delivered to settle the conversion of the 4.25% Convertible Notes, the conversion feature may meet an exception from derivative accounting and no longer require separate accounting as a bifurcated derivative. As the conversion feature is accounted for as a bifurcated derivative liability, the Company was not required to consider whether the cash conversion or beneficial conversion guidance contained in ASC 470-20, Debt with Conversion and Other Options, is applicable to the 4.25% Convertible Notes.

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

Interest expense was $2.4 million and $4.7 million for the three and six months ended June 30, 2017, respectively and $2.2 million and $4.5 million for the three and six months ended June 30, 2016, respectively, related to the 4.25% Convertible Notes. Change in fair value of derivative liability was a benefit of $270,000 and an expense of $84,000 for the three and six months ended June 30, 2017, respectively, and a benefit of $159,000 and $7.0 million for the three and six months ended June 30, 2016, respectively. Accrued interest on the 4.25% Convertible Notes was approximately $1.4 million as of June 30, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $5.0 million, which are being amortized using the effective interest method. As of June 30, 2017, $739,000 and $2.9 million are recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets and Convertible Notes - long-term, respectively. As of December 31, 2016, $705,000 and $3.3 million are recorded on the consolidated balance sheet in Prepaid expenses and other current assets and Convertible Notes - long-term, respectively. As of June 30, 2017 and December 31, 2016, the Company had outstanding borrowings of $130.0 million related to the 4.25% Convertible Notes, respectively.

As discussed earlier, on July 21, 2017, the Company issued (a) $36,242,500 aggregate principal amount of the 4.25%/5.25% Exchangeable Senior Notes due 2022 pursuant to the New Notes Indenture and (b) 1,100,498 shares of the Company's common stock, in exchange for the tender to the Company of $51.8 million aggregate principal amount of Convertible Notes. The Exchangeable Notes will be exchangeable for the Company's common stock.

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

The Treximet Secured Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year (each, a Payment Date), beginning on February 1, 2015. On each Payment Date, commencing August 1, 2015, the Company began paying installments of principal of the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date). At each month-end beginning with January 2015, the net sales of Treximet will be calculated, the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment must be paid at that time. The remaining balance outstanding on the Treximet Secured Notes will be due on the maturity date, which is August 1, 2020. As of June 30, 2017 and December 31, 2016, the Company classified $0 and $12.8 million, respectively, of the Treximet Secured Notes as a current liability and $176.8 million as a non-current liability.

The Treximet Secured Notes are unconditionally guaranteed, jointly and severally, by the Treximet Guarantors. The Treximet Secured Notes and the guarantees of the Treximet Guarantors are secured by a continuing first-priority security interest in substantially all of the assets of the Company and the Treximet Guarantors related to Treximet other than inventory and certain inventory related assets, including accounts arising from the sale of the inventory.

The Company may redeem the Treximet Secured Notes at its option, in whole at any time or in part from time to time, on any business day, on not less than 30 days nor more than 60 days prior notice provided to each holder's registered address. If such redemption was prior to August 1, 2015, the redemption price would have been equal to the greater of (i) the principal amount of the Treximet Secured Notes being redeemed and (ii) the present value, discounted at the applicable treasury rate of the principal amount of the Treximet Secured Notes being redeemed plus 1.00%, of such principal payment amounts and interest at the rate per annum shown above on the outstanding principal balance of the Treximet Secured Notes being redeemed assuming the principal balances were amortized at the times and in the assumed amounts set forth on Schedule A to the August 2014 Indenture. If such redemption occurred on or after August 1, 2015 and prior to August 1, 2016, the redemption price would have been equal to 106% of the outstanding principal amount of Treximet Secured Notes being redeemed plus accrued and unpaid interest thereon, or occurs (i) on or after August 1, 2016 and prior to August 1, 2017, the redemption price would be equal 103% of the outstanding principal amount of the Treximet Secured Notes being redeemed plus accrued and unpaid interest thereon and (ii) on or after August 1, 2017, the redemption price will equal 100% of the outstanding principal amount of the Treximet Secured Notes being redeemed plus accrued and unpaid interest thereon.

The August 2014 Indenture contains covenants that limit the ability of the Company and the Treximet Guarantors to, among other things: incur certain additional indebtedness; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem certain indebtedness; make certain investments; create restrictions on the ability of the Treximet Guarantors to pay dividends to the Company or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. Upon the occurrence of certain events constituting a change of control, the Company is required to make an offer to repurchase all of the Treximet Secured Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date.

The August 2014 Indenture provides that an Event of Default (as defined in the August 2014 Indenture) will occur if, among other things, (a) the Company defaults in any payment of interest on any note when due and payable, and such default continues for a period of 30 days; (b) the Company defaults in the payment of principal of or premium, if any, on any note when due and payable on the maturity date, upon declaration of acceleration or otherwise, or to pay the change of control repurchase price, when due and payable, and such default continues for a period of five days; (c) failure to make a repurchase offer in the event of a change in control when required under the August 2014 Indenture, which continues for three business days; (d) the Company or any Treximet Guarantor fails to comply with certain covenants after receiving written notice from the August 2014 Trustee or the holders of more than 25% of the principal amount of the outstanding Treximet Secured Notes; (e) the Company or any Treximet Guarantor defaults with respect to other indebtedness for borrowed money in excess of $8.0 million and such default is not cured within 30 days after written notice from the August 2014 Trustee or the holders of more than 25% of the principal amount of the outstanding Treximet Secured Notes; (f) the Company or any Treximet Guarantor has rendered against it a final judgment for the payment of $8.0 million (or its foreign currency equivalent) or more (excluding any amounts covered by insurance) under certain circumstances; (g) certain bankruptcy, insolvency, liquidation, reorganization or similar events occur with respect to the Company or any Treximet Guarantor; (h) a guarantee of the Treximet Secured Notes (with certain exceptions) is held to be unenforceable or invalid in a judicial proceeding or ceases to be in full force and effect or a Treximet Guarantor disaffirms its obligations under its guarantee of the Treximet Secured Notes; and (i) certain changes in control of a Treximet Guarantor.

Interest expense related to the Treximet Secured Notes was $5.3 million and $10.7 million for the three and six months ending June 30, 2017, respectively and was $5.9 million and $11.9 million for the three and six months ending June 30, 2016, respectively. Accrued interest on the Treximet Secured Notes was approximately $8.8 million and $9.5 million as of June 30, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $7.8 million, which are being amortized using the effective interest method. As of June 30, 2017, $1.3 million and $2.8 million are recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets and Treximet Secured Notes - long-term, respectively. As of December 31, 2016, $1.3 million and $3.4 million are recorded on the consolidated balance sheet in Treximet Secured Notes - current and Treximet Secured Notes - long-term, respectively.

On April 13, 2015, the Company furnished to the holders of the Treximet Secured Notes a Consent Solicitation Statement (the Consent Solicitation). The Consent Solicitation sought the consent of the holders of a majority of the principal amount of the Treximet Secured Notes to amend the August 2014 Indenture, that governs the Treximet Secured Notes to allow the Company to, among other things, incur up to $42.2 million of additional debt (the Indenture Amendments) in exchange for a consent fee in cash equal to 1% of the principal amount of consenting Treximet Secured Notes (the Consent Fees). Through April 28, 2015, the Company received consent to the Indenture Amendments from holders representing approximately 98% of the principal amount of the Notes, and subsequently paid the holders approximately $2.2 million during the year ended December 31, 2015. The remaining unamortized cost of inducement of $403,000 and $873,000 is recorded in prepaid expenses and other current assets and Treximet Secured Notes - long term on the consolidated balance sheet at June 30, 2017, respectively and $403,000 and $1.1 million is recorded in Treximet Secured Notes - current and Treximet Secured Notes - long term on the consolidated balance sheet at December 31, 2016, respectively and are being amortized using the straight-line method, which approximates the effective interest method.

The following table represents the future maturity schedule of the outstanding debt and line of credit at June 30, 2017 (in thousands):

Amount
2017	$14,000
2018	-
2019	-
2020	176,769
2021	130,000
Thereafter	-
Total maturities	320,769
Less:
Note discount	(20,677)
Deferred financing costs	(6,610)
Total outstanding debt	$293,482

Note 8. Stockholders' Equity

Reverse Stock Split

On October 13, 2016, the Company effectuated a reverse stock split of its outstanding shares of common stock at a ratio of 1 to 10 (the Reverse Stock Split). Upon the effectiveness of the Reverse Stock Split, which occurred on October 13, 2016, the Company's issued and outstanding shares of common stock was decreased from 94,961,549 to 9,499,812 shares, all with a par value of $0.01. Accordingly, all share and per share information has been restated in this Report to retroactively show the effect of the Reverse Stock Split.

Warrants

As of June 30, 2017, the Company has approximately 32,992 outstanding common stock warrants in connection with the acquisition of Somaxon Pharmaceuticals, Inc. (Somaxon) in March 2013.

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

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing mode were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average expected
stock price volatility	86.9%	78.2%	85.4%	71.7%
Estimated dividend yield	-	-	-	-
Risk-free interest rate	1.9%	1.4%	2.1%	1.4%
Expected life of option (in years)	6.2	6.2	6.2	6.2
Weighted average grant date
fair value per option	$3.09	$3.60	$2.12	$12.60

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

Stock-based compensation expense was $659,000 and $1.4 million for the three and six months ended June 30, 2017, respectively and was $770,000 and $2.2 million for the three and six months ended June 30, 2016, respectively. Stock-based compensation expense for the periods presented is included within the selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

Stock Options

As of June 30, 2017, approximately 650,000 options are outstanding that have been issued to employees and directors under the Company's Golf Trust of America, Inc. 2007 Stock Option Plan, the Amended and Restated Pernix Therapeutics Holdings, Inc. 2009 Stock Incentive Plan and the 2015 Plan. As of June 30, 2017, there was approximately $3.5 million of total unrecognized compensation cost related to non-vested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 1.98 years.

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

The Company utilized a Monte Carlo simulation to determine the grant date fair value of the Performance Options. Compensation expense is recognized over the performance period of each tranche in accordance with ASC 718, Compensation - Stock Compensation. The Company recorded share-based compensation expense related to these options of $0 for each of the three and six months ended June 30, 2017, respectively and $12,000 and $35,000, for the three and six months ended June 30, 2016, respectively.

The following table shows the option activity, described above, during the six months ended June 30, 2017 (share and intrinsic values in thousands):

			Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Shares	Price	(years)	Value
Options Outstanding at December 31, 2016	650	$25.85
Granted	38	2.89
Exercised	-	-		$-
Cancelled	(38)	46.60
Expired	-	-
Options outstanding at June 30, 2017	650	$23.49	8.7	$291
Options vested and expected to
vest as of June 30, 2017	517	$27.38	8.5	$197
Options vested and exercisable as of June 30, 2017	133	$56.17	7.2	$-

The total intrinsic value of options exercised during each of the three and six months ended June 30, 2017 and 2016 was $0.

Options issued subsequent to January 2014 have a graded vesting schedule over either three or four years. The Company's stock option grants expire ten years from the date of grant.

Restricted Stock

The following table shows the Company's non-vested restricted stock activity during the six months ended June 30, 2017 (share and intrinsic values in thousands):

		Weighted Average	Aggregate
		Grant Date Fair	Intrinsic
	Shares	Value	Value
Non-vested restricted stock outstanding at December 31, 2016	197	$3.36
Granted	10	2.93
Vested	-	-	$-
Forfeited	-	-
Non-vested restricted stock outstanding at June 30, 2017	207	$3.34

As of June 30, 2017, there was $297,000 of total unrecognized compensation cost related to non-vested restricted stock issued to employees and directors of the Company.

Note 9. Income Taxes

The Company reported an income tax expense of $40,000 and $95,000 for the three and six months ended June 30, 2017, respectively and an income tax benefit of $10,000 and tax expense of $25,000 for the three and six months ended June 30, 2016, respectively. The Company's effective tax rate was (0.2%) for the six months ended June 30, 2017, compared to an estimated annual effective rate of 0.0% for the six months ended June 30, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All deferred tax assets were subject to a full valuation allowance as of June 30, 2017 and December 31, 2016.

The Company evaluates the realizability of its U.S. net deferred tax assets based on all available evidence, both positive and negative, on a quarterly basis. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that due to recent losses there is a continued need for a full valuation allowance against all of the Company's deferred tax assets as of June 30, 2017 and December 31, 2016.

As of June 30, 2017, our gross deferred tax assets are comprised primarily of U.S. Federal net operating losses and accruals, and our gross deferred tax liabilities are comprised primarily of differences in the financial statement and tax bases of fixed assets.

The Company files income tax returns with both federal and state-level taxing authorities in the U.S., and with the taxing authorities of various foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. As of June 30, 2017, the Company's 2014 Federal tax return is under examination by the Internal Revenue Service (the IRS). Other years subject to potential examination by the IRS include 2012, 2013 and 2015.

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

On January 31, 2017, the arbitration tribunal issued opinions in favor of GSK, awarding it damages and fees in the amount of approximately $35 million, plus interest (estimated to be approximately $2 to $5 million). The tribunal also denied the Company's claim that GSK breached its obligations under the supply agreement. The Company had already paid to GSK an aggregate of $16.5 million, including $6.2 million from the escrow account, which will offset the total award. After discussions with GSK, an agreement was reached on March 17, 2017, to amend the Interim Settlement Agreement with GSK whereby the Company agreed to establish a payment schedule for satisfaction of the current balance of the award. Pursuant to the amendment, the Company agreed that the outstanding balance as of the date of the amendment was approximately $21.5 million to GSK and the Company agreed to make quarterly installments in amounts totaling $1.0 million in 2017, $3.5 million in 2018 and approximately $17.0 million in 2019. The Company recorded the fair value of this settlement in the amount of approximately $18.5 million in its financial statements at December 31, 2016 and recorded $15.3 million as a reduction to net revenues, $1.0 million to selling, general and administrative expense and $2.2 million to interest expense in the year ended December 31, 2016. As of June 30, 2017, the net present value of remaining payment obligations owed under this settlement agreement was $19.0 million. The current portion is recorded in other liabilities - current and the non-current portion was recorded in arbitration award on the Company's unaudited condensed consolidated balance sheet as of June 30, 2017.

As discussed earlier, on July 20, 2017, the Pernix Parties and GSK entered into Amendment No. 2 to the Interim Settlement Agreement between the Pernix Parties and GSK dated July 27, 2015.  Amendment No. 2 permits payment by the Pernix Parties to GSK of a reduced amount in full satisfaction of the remaining approximately $21.2 million unpaid portion of the Award granted to GSK in the arbitration of certain matters previously disputed by the parties.  Pursuant to Amendment No. 2, the Pernix Parties are obligated to make two fixed payments to GSK: (i) a payment of $3.45 million due on or before August 4, 207 and (ii) a payment of $3.2 million due on or before December 31, 2017. Also pursuant to Amendment No. 2, the Pernix Parties agreed that if on or before September 30, 2019, Pernix (x) redeems or repurchases 4.25% Convertible Notes for greater than 31.00 cents for every one dollar of principal amount outstanding or (y) exchanges such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31.00 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, Pernix shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2 million.  GSK has agreed that for so long as the Pernix Parties comply with the payment terms set forth in the Amendment No. 2, enforcement of the Award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the Award, and that the outstanding balance of the Award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms.  A portion of the proceeds from the Transactions will be used to pay the amounts due to GSK under Amendment No. 2.

Recro Gainesville LLC v. Actavis Laboratories FL, Inc., District of Delaware Case Nos. 14-1118, 15-413, and 15-1196; Recro Gainesville LLC v. Alvogen Malta Operations Ltd., District of Delaware Case No. 14-1364

Recro is the owner of U.S. Patent Nos. 6,228,398 (the '398 Patent) and 6,902,742 (the '742 Patent), both of which expire on November 1, 2019, and U.S. Patent No. 9,132,096 (the '096 Patent), which expires on September 12, 2034. All three patents (collectively, the Orange Book Patents) are listed in the United States Food and Drug Administration's (FDA) Orange Book: Approved Drug Product with Therapeutic Equivalence Evaluations (Orange Book) as covering Zohydro ER. Actavis plc (Actavis) and Alvogen Pine Brook, Inc. (Alvogen) each filed abbreviated new drug applications (ANDAs) with the FDA seeking approval of proposed generic versions of Zohydro ER in 10, 15, 20, 30, 40, and 50 mg dosage strengths. Those ANDAs and amendments thereto contained certifications asserting that the Orange Book Patents are invalid and not infringed. Pursuant to the Hatch-Waxman Act, Recro brought suit against Actavis on September 3, 2014 and May 21, 2015 for declaratory judgment of infringement of the '398 and '742 Patents, and on December 23, 2015 for declaratory judgment of infringement of the '096 Patent. In response, Actavis filed counterclaims seeking declaratory judgments of noninfringement and invalidity of all three Orange Book Patents. Pursuant to the Hatch-Waxman Act, Recro brought suit against Alvogen on November 3, 2014 for declaratory judgment of infringement of the '398 and '742 Patents. In response, Alvogen filed counterclaims seeking declaratory judgments of noninfringement and invalidity of those two patents. On September 13, 2016, Recro and Actavis jointly filed a stipulation of dismissal of all claims and counterclaims relating to the '398 Patent, and that stipulation was entered by the Court on September 14, 2016. On September 29, 2016, Recro and Alvogen jointly filed a stipulation of dismissal of all claims and counterclaims then-pending, and that stipulation was entered by the Court on September 30, 2016, ending the case between Recro and Alvogen. Recro and Actavis participated in a bench trial in the United States District Court for the District of Delaware regarding the '742 and '096 Patents, which was completed on October 7, 2016. During the trial, Actavis declined to pursue its invalidity counterclaims as to both the '742 and '096 Patents. The parties' post-trial submissions regarding the remaining issues of infringement were filed on November 7, 2016. On February 23, 2017, the Company received a favorable opinion for this litigation and the United States District Court for the District of Delaware concluded that Actavis' proposed generic version of Zohydro ER infringes U.S. Patent Nos. 9,132,096 and 6,902,742. The Judge has entered an order enjoining Actavis from engaging in the commercial manufacture, use, offer to sell, or sale in the United States, or importation into the United States of Actavis' ANDA product prior to expiration of the two patents. On March 17, 2017 Actavis filed a notice of appeal, which is currently pending. The Company remains confident in Recro's legal position with respect to this matter.

Pernix Ireland Pain, Ltd. and Pernix Therapeutics, LLC v. Actavis Laboratories FL, Inc., District of Delaware Case No. 16-138; Pernix Ireland Pain, Ltd. and Pernix Therapeutics, LLC v. Alvogen Malta Operations, Ltd., District of Delaware Case No. 16-139.

Pernix Ireland Pain, Ltd. is the owner of U.S. Patent No. 9,265,760 (the '760 Patent), which was issued on February 23, 2016, U.S. Patent No. 9,326,982 (the '982 Patent), which was issued on May 3, 2016, U.S. Patent No. 9,333,201 (the '201 Patent), which was issued on May 10, 2016, and U.S. Patent No. 9,339,499 (the '499 Patent), which issued on May 17, 2016 (collectively, the Pernix Zohydro ER Patents). The Pernix Zohydro ER Patents are listed in the Orange Book as covering Zohydro ER. Pernix Therapeutics, LLC (Pernix LLC) is the exclusive licensee of the Pernix Zohydro ER Patents and is the sole distributor of Zohydro ER in the United States. As discussed above, Actavis and Alvogen (together, the Defendants) each filed ANDAs with the FDA seeking approval of proposed generic versions of Zohydro ER in 10, 15, 20, 30, 40, and 50 mg dosage strengths, and litigation regarding those ANDAs is ongoing in the District of Delaware in Recro Gainesville LLC v. Actavis Laboratories FL, Inc., District of Delaware Case Nos. 14-1118, 15-413, 15-1196; and Recro Gainesville LLC v. Alvogen Malta Operations Ltd., District of Delaware Case No. 14-1364. Pernix LLC brought suit against Defendants in the District of Delaware on March 4, 2016, seeking declaratory judgment of infringement of the '760 Patent. The complaints relating to the `760 Patent were served on March 7, 2016. Pernix LLC filed and served first and second amended complaints on May 13, 2016 and May 31, 2016, against Alvogen and Actavis respectively, adding allegations of infringement with respect to the '982, '201, and '499 Patents. The Defendants filed motions to dismiss the complaints under Rule 12(b)(6,) of the Federal Rules of Civil Procedure, asserting that the claims of the Pernix Zohydro ER Patents are invalid under 35 U.S.C. 101. Briefing regarding the motion to dismiss was completed on July 11, 2016. Pernix Ireland also owns United States Patent Nos. 9,421,200 (the '200 Patent) and 9,433,619 (the '619 Patent) which were issued on August 23, 2016 and September 5, 2016, respectively. Pernix LLC filed and served second and third amended complaints, against Alvogen and Actavis respectively, on October 12, 2016, adding allegations of infringement with respect to the '200 Patent and '619 Patent. Actavis and Alvogen filed their respective answers on November 30, 2016, denying Pernix LLC's infringement allegations, and raising counterclaims of noninfringement and invalidity as to each of the asserted Pernix LLC patents. Pernix LLC filed its answers to Actavis and Alvogen's respective counterclaims on December 23, 2016. Trial in the case is scheduled for April 16, 2018.

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

Other Commitments and Contingencies

In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor.  As of June 30, 2017, remaining payment obligations of the Company owed under these settlement agreements are $750,000. The balance is payable in equal annual installments of $250,000 through 2019. The current portion is recorded in other liabilities - current and the non-current portion is recorded in other liabilities - long-term on the Company's unaudited condensed consolidated balance sheets as of June 30, 2017.

During the first quarter of 2014, the Company settled all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by the Company. As part of the settlement, the Company agreed to pay $12.0 million, payable in annual amounts of $2.0 million until the settlement is paid in full. As of June 30, 2017, the net present value of remaining payment obligations owed under this settlement agreement is $3.7 million. The current portion is recorded in other liabilities - current and the non-current portion is recorded in other liabilities - long-term on the Company's unaudited condensed consolidated balance sheet as of June 30, 2017.

In connection with the acquisition of Treximet, the Company is responsible for the payment of royalties to Pozen of 18% of Treximet net sales with quarterly minimum royalty amounts of $4.0 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.

Note 11. Restructuring

On July 7, 2016, the Company announced a restructuring of its sales force and operations (2016 Restructuring). The 2016 Reorganization included (1) a reduction of 54 sales positions, primarily from the Company's Neurology sales team; (2) prioritization and reorganization of sales territories to reduce the inefficient time that sales representatives spent driving long distances between customers; (3) improvement of the Company's compensation plan to incentivize the field sales staff to increase the frequency of calls on the focused targets; and (4) consolidation of the Neurology and Pain sales forces under one sales management structure to eliminate redundancies. In addition, as part of this initiative, the Company reduced its administrative staff by 6 employees. The Company incurred $131,000 during the six months ended June 30, 2017 in contract termination costs associated with the 2016 Restructuring. To date the Company has incurred $2.4 million in costs related to the 2016 Restructuring, consisting of $1.4 million related to employee termination benefits and $1.0 million related to contract termination costs. All associated contract termination cost payments are expected to be paid by December 31, 2017.

A summary of accrued restructuring costs, included as a component of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets, is as follows (in thousands):

	December 31,				June 30,
	2016	Charges	Cash	Non-cash	2017
2016 Restructuring	$618	$131	$(255)	$-	$494
(Contract termination costs)

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

Note 13. Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2017	2016
Supplemental disclosures of Cash Flow Information:
Cash (received) paid for income taxes, net	$(878)	$227
Cash paid for interest	14,415	15,485
Supplemental disclosures of Non-cash Investing and Financing Activities:
Subscription receivable under the controlled equity offering	-	700

Note 14. Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the FASB) issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on the Company's financial position or results of operations.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) (ASU 2017-04) which addresses concerns over the cost and complexity of the two-step goodwill impairment test, the amendments remove the second step of the impairment test. Under the new standard, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the potential impact of adopting ASU 2017-04 on its financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combination (Topic 805) (ASU 2017-01) which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluation whether transactions should be accounted for as acquisitions (or disposals) of a business. The amendments in this update provide a screen to determine when an asset is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application of the amendments in this update is allowed as follows:

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before they can be recognized. Previously unrecognized deferred tax assets were recognized on a modified retrospective basis for the three months ended March 31, 2017, which resulted in a cumulative-effect adjustment to our retained earnings of zero due to the full valuation allowance against deferred tax assets. Under ASU 2016-09, excess tax benefits related to employee share-based payments are not reclassified from operating activities to financing activities in the statement of cash flows. We applied the effect of ASU 2016-09 to the presentation of excess tax benefits in the statement of cash flows, prospectively. Since there were no excess tax benefits for the three and six months ended June 30, 2017, this election did not result in a change in presentation on the statement of cash flows for the six months ended June 30, 2017. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years and interim periods within those years, beginning after December 15, 2016. Accordingly, the standard is effective for the Company on January 1, 2018 using either a full retrospective or a modified retrospective approach. The Company anticipates adopting the standard using the modified retrospective method. There may be differences in timing of revenue recognition under the new standard compared to recognition under ASC 605, Revenue Recognition. The Company is continuing to evaluate the new revenue recognition guidance. The Company has completed a high-level impact assessment and has commenced an in-depth evaluation of the adoption impact, which involves review of selected revenue arrangements. The majority of the Company's revenue relates to the sale of finished product to various customers and we do not believe that the adoption of the new standard will have a material impact on these transactions.

There were no other recent accounting pronouncements that have not yet been adopted by the Company that are expected to have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in "Part I-Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth under "Part I-Item1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016, "Part II-Item1A. Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2017, Exhibit 99.4 of our Current Report on Form 8-K, filed with the SEC on July 20, 2017 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017.

The discussion below contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein, other than statements of current or historical fact, including statements regarding our current expectations of our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities and any other statements about management's future expectations, beliefs, goals, plans or prospects, constitute forward-looking statements. We have tried to identify forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "target," "will," "would" or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to comply with the covenants under our indebtedness, including our outstanding note securities, our new asset based revolving credit facility and our new delayed draw term loan; the rate and degree of market acceptance of, and our ability and our distribution and marketing partners' ability to obtain reimbursement for, any approved products; our ability to successfully execute our sales and marketing strategy, including to successfully recruit and retain sales and marketing personnel; our ability to obtain additional financing; our ability to maintain regulatory approvals for our products; the accuracy of our estimates regarding expenses, future revenues and capital requirements; our ability to manage our anticipated future growth; the ability of our products to compete with generic products as well as new products that may be developed by our competitors; our ability and our distribution and marketing partners' ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products, including our ability to address the temporary stockout of the 20mg strength of Zohydro ER with BeadTek; the performance of our manufacturers, over which we have limited control; our ability to obtain and maintain intellectual property protection for our products; our ability to operate our business without infringing the intellectual property rights of others; the success and timing of our clinical development efforts; the loss of key scientific or management personnel; regulatory developments in the United States. and foreign countries; our ability to either acquire or develop and commercialize other product candidates in addition to our current products; the outcome of any litigation to which we may be subject and other risks detailed above in "Part I-Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016, Exhibit 99.4 of our Current Report on Form 8-K, filed with the SEC on July 20, 2017 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, as well as any amendments thereto reflected in subsequent filings with the SEC.

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

  growing sales of the existing products in our portfolio in various ways, including identifying new growth opportunities; and
  acquiring additional marketed specialty products or products close to regulatory approval to leverage our existing expertise and infrastructure.

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

Quarterly Update

  Exchange Agreement

  On July 20, 2017, we entered into an exchange agreement (the "Exchange Agreement") between Pernix and certain holders (the "Holders") of Pernix's outstanding 4.25% Convertible Senior Notes due 2021 (the "4.25% Convertible Notes"). The Exchange Agreement governs the entry into several refinancing transactions (collectively, the "Transactions"). The Transactions closed on July 21, 2017, and include:

    A new five-year $40 million asset-based revolving credit facility (the "New ABL Facility") by and among Pernix and certain subsidiaries of Pernix as borrowers and guarantors (the "ABL Borrowers") and Pernix Ireland Pain Limited ("PIPL"), Pernix Ireland Limited, Pernix Holdco 1, LLC, Pernix Holdco 2, LLC and Pernix Holdco 3, LLC as additional guarantors (the "ABL Guarantors"), Cantor Fitzgerald Securities, as agent, and the Holders, as lenders. The New ABL Facility will replace Pernix's asset-based revolving credit agreement, dated as of August 21, 2015, by and among the ABL Borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as amended (the "Old ABL Facility");

    A new five-year $45 million delayed draw term loan facility (the "Term Facility") among PIPL, Cantor Fitzgerald Securities, as agent, and the Holders, as lenders;

    A new indenture providing for 4.25%/5.25% Exchangeable Senior Notes due 2022 (the "New Notes Indenture") under which PIPL is the issuer and Pernix and its other subsidiaries are the guarantors (the "Guarantors"), with Wilmington Trust, National Association, as trustee (the "Trustee");

    The issuance to the Holders of (a) $36,242,500 aggregate principal amount of PIPL's 4.25%/5.25% Exchangeable Senior Notes due 2022 (the "Exchangeable Notes") pursuant to the New Notes Indenture and (b) 1,100,498 shares of Pernix's common stock (the "Exchange Shares"), in exchange for the tender to PIPL of $51.8 million aggregate principal amount of Convertible Notes held by the Holders (the "Exchange"). The Exchangeable Notes will be exchangeable for Pernix's common stock. After giving effect to the Exchange, approximately $78.2 million principal amount of the 4.25% Convertible Notes will remain outstanding; and

    A registration rights agreement among Pernix, PIPL and the Holders that provides for the registration under the Securities Act of 1933, as amended, of the offer and sale of the Exchange Shares and the Underlying Shares (the "Registration Rights Agreement").

  The parties to the Exchange Agreement made certain customary representations and warranties. Under the Exchange Agreement, Pernix and each of its subsidiaries party thereto agreed to indemnify each Holder (or certain funds and/or accounts for which a Holder or any of its affiliates acts as investment advisor), its affiliates and the directors, officers, employees and agents of such Holder and each person who controls such Holder for certain losses arising out of the Exchange Agreement or the "transactions," as defined therein. Pernix also agreed to conduct a search for up to three new directors and to use its reasonable best efforts to facilitate the selection and appointment of such directors to Pernix's board of directors within ninety days following the closing of the Transactions.

  New ABL Facility

  The ABL Borrowers entered into an asset-based revolving credit agreement (the "ABL Credit Agreement") with Cantor Fitzgerald Securities, as agent (the "ABL Agent") and the lenders party thereto to obtain the New ABL Facility.

  The ABL Borrowers' obligations under the New ABL Facility are guaranteed by the ABL Borrowers and the ABL Guarantors and are secured by, among other things, the ABL Borrowers' cash, inventory and accounts, in each case pursuant to a guaranty and security agreement between the ABL Borrowers, ABL Guarantors and Cantor Fitzgerald Securities as agent. Availability of borrowings under the New ABL Facility from time to time will be subject to a borrowing base calculation based upon a valuation of the ABL Borrowers' eligible inventories and eligible accounts receivable, each multiplied by an applicable advance rate, subject to adjustments in accordance with the ABL Credit Agreement. Borrowings under the New ABL Facility will bear interest at the rate of LIBOR plus 7.50%. In addition, the ABL Borrowers will be required to pay a commitment fee on the undrawn commitments under the New ABL Facility from time to time at a rate per annum of 0.25% on the unused commitments under the New ABL Facility, payable monthly. The ABL Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default applicable to the Company, the other ABL Borrowers, the ABL Guarantors and their respective subsidiaries that are customary for credit facilities of this type. The New ABL Facility will mature on July 21, 2022.

  The New ABL Facility will refinance the Old ABL Facility in full and enhances the Company's financial flexibility, increases liquidity and extends the maturity date from July 31, 2017 to July 21, 2022. Immediately following entry into the ABL Credit Agreement and initial draw down, the Company anticipates having approximately $21 million available under the New ABL Facility.

  Term Facility

  PIPL entered into a term loan credit agreement (the "Term Credit Agreement") with Cantor Fitzgerald Securities, as agent (the "Term Agent") and the lenders party thereto to obtain the new Term Facility. $30 million under the Term Facility was drawn on the date of closing of the Transactions, and the remaining $15 million will be available for subsequent draws for certain specified purposes, including to finance certain acquisitions, subject to conditions set forth in the Term Credit Agreement. The Term Facility includes an incremental feature that allows PIPL, with the consent of the requisite lenders under the Term Facility, to obtain up to an additional $20 million in term loan commitments from new or existing lenders under the Term Facility that agree to provide such commitments. Interest on the loans will accrue either in cash or a combination of cash and in kind interest, at PIPL's election. Cash interest will accrue at a rate of 7.50% per annum, while the combination of cash and in-kind interest will accrue at a rate of 8.50% per annum, with up to 4.00% per annum added to the principal amount of loans and the balance paid in cash. The Term Facility will contain representations and warranties, affirmative and negative covenants, and events of default applicable to PIPL and its subsidiaries (if any) that are customary for credit facilities of this type. The Term Facility will mature on July 21, 2022.

  PIPL also entered into a mortgage debenture with Cantor Fitzgerald Securities as agent, pursuant to which PIPL's obligations under the Term Facility will be secured by substantially all of the assets of PIPL and its future-acquired subsidiaries.

  Upon the closing of the Transactions, the Term Facility provided the Company with $30 million of liquidity immediately and, subject to conditions set forth in the Term Credit Agreement, $15 million of additional liquidity for certain specified purposes in the future, as well as the potential for an additional $20 million in commitments subject to lender consent.

  Immediately following the closing of the Transactions, Pernix is expected to have approximately $63 million of total liquidity, including approximately $42 million of cash and cash equivalents and approximately $21 million available to draw under the New ABL Facility.

  Exchangeable Notes

  PIPL, the Guarantors, and Wilmington Trust, National Association, as Trustee, entered into the New Exchangeable Notes Indenture. The Exchangeable Notes issued under the New Notes Indenture will be guaranteed by Pernix and each other subsidiary thereof. The Exchangeable Notes are senior, unsecured obligations of PIPL. Interest on the Exchangeable Notes will be paid in cash or a combination of cash and in-kind interest at PIPL's election. Interest paid in cash (the "All Cash Method") will accrue at a rate of 4.25% per annum, while interest paid in a combination of cash and in-kind will accrue at a rate of 5.25% per annum, with 2.25% per annum of interest (plus additional interest, if any) capitalized to the principal amount of the Exchangeable Notes, and the balance paid in cash. The maturity date of the Exchangeable Notes Indenture is July 15, 2022.

  The Exchangeable Notes initially are exchangeable into shares of the Company's common stock at an exchange price per share of $5.50 (the "Exchange Price"). The Exchange Price will be subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on the Company's common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain Company tender or exchange offers.

  Holders will exchange all or a portion of their Exchangeable Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

  Upon not less than 30 nor more than 45 trading days' notice, if the daily VWAP (as defined in the Exchangeable Notes Indenture) of the Company's common stock has been at least 120% of the Exchange Price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which such notice of redemption is provided (the "Provisional Redemption", and such date of a Provisional Redemption, the "Redemption Date"), the Company will have the right to redeem any or all of the Exchangeable Notes at a price equal to 100% of the principal amount thereof (including any interest capitalized thereto) plus accrued interest that has not been paid or capitalized to, but excluding, the date on which the Exchangeable Notes are to be redeemed. The redemption price will be paid in cash.

  No "sinking fund" will be provided for the Exchangeable Notes, which means that PIPL will not be required to periodically redeem or retire the Exchangeable Notes. If PIPL or the Company undergoes a Fundamental Change (as defined below), subject to certain conditions, holders of the Exchangeable Notes may require PIPL to repurchase for cash all or part of their Exchangeable Notes. The fundamental change repurchase price will be equal to 100% of the principal amount (including any interest capitalized thereto) of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date, chosen by PIPL, that is not less than 20 business days or more than 35 business days following the date on which notice of the Fundamental Change was provided by PIPL.

  Under the Exchangeable Notes Indenture, a "Fundamental Change" will be deemed to have occurred if, among other events, any of the following occurs: (i) any "group" or "person," within the meaning of Section 13(d) of the Securities Exchange Act of 1934 (as amended, the "Exchange Act"), other than a permitted holder under the Exchangeable Notes Indenture, becomes the direct or indirect "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, of the Company's common stock representing more than 50% of the Company's voting power; (ii) the Company consummates any recapitalization, reclassification or change of the Company's common stock, subject to certain exceptions as contained in the Exchangeable Notes Indenture; (iii) the Company effects any share exchange, consolidation or merger pursuant to which the Company's common stock will be converted into cash, securities or other property or assets; (iv) the Company effects any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the Company's consolidated assets to a person or entity other than a permitted holder under the Exchangeable Notes Indenture; (v) the Company's stockholders approve a plan or proposal for the Company's liquidation or dissolution or the liquidation or dissolution of PIPL; and (vi) the Company's common stock ceases to be listed on The New York Stock Exchange, The NASDAQ Global Select Market or The NASDAQ Global Market (or any of their respective successors).

  Holders of the Exchangeable Notes are entitled to receive, in certain circumstances, additional shares of the Company's common stock upon exchanges of Exchangeable Notes in connection with a Provisional Redemption or certain Fundamental Changes.

  Subject to certain limited exceptions, the Exchangeable Notes contain covenants which prohibit or limit the ability of PIPL and the Guarantors to, among other things: (i) pay cash dividends or making distributions on the Company's capital stock or redeem or repurchase the Company's capital stock; (ii) create, assume or suffer to exist at any time any lien upon any of the Company's properties or assets; (iii) incur any debt other than debt permitted under the terms of the Exchangeable Notes Indenture; (iv) enter into transactions with affiliates other than on terms and conditions that, taken as a whole, would be obtained in an arm's-length transaction with non- affiliates; and (v) make any sale of the Company's assets and the assets of the Company's subsidiaries except in accordance with the terms of the Exchangeable Notes Indenture.

  The Exchangeable Notes Indenture also provides for customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving PIPL) occurs and is continuing, the Trustee by notice to PIPL, or the holders of at least 25% in principal amount of the then outstanding Exchangeable Notes by written notice to PIPL and the Trustee, may declare 100% of the accreted principal of and accrued and unpaid interest, if any, on all of the Exchangeable Notes to be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving PIPL, 100% of the principal of and accrued and unpaid interest, if any, on all of the Exchangeable Notes will become due and payable automatically, including a make-whole premium in an amount equal to the present value of the interest that would accrue on such Exchangeable Notes (assuming the All Cash Method) from, and including, such date of acceleration until the maturity date of the Exchangeable Notes, with such present value computed using a discount rate equal to the sum of (i) the yield to maturity of United States Treasury securities with remaining maturity equal to that of the Exchangeable Notes (as determined in a commercially reasonable manner by PIPL) on such date of acceleration and (ii) 50 basis points. Notwithstanding the foregoing, for up to 270 days after the occurrence of an event of default, PIPL may elect to have the sole remedy for an event of default relating to certain of PIPL's failures to comply with certain reporting covenants in the Exchangeable Notes Indenture consist exclusively of the right to receive additional interest on the Exchangeable Notes.

  Holders of Exchangeable Notes will not be entitled to receive shares of the Company's common stock upon exchange of any Exchangeable Notes to the extent such holder (or group of which such holder is a part) would beneficially own more than 9.99% of the outstanding shares of the Company's common stock. Subject to such limitation, at the initial Exchange Price, the Exchangeable Notes will be exchangeable into approximately 40% of the Company's outstanding common stock as of the date hereof (after giving effect to the issuance of the Exchange Shares and the common stock underlying the Exchangeable Notes).

  The Exchange allowed the Company to reduce the principal amount of its outstanding indebtedness through the exchange of the Holders' 4.25% Convertible Notes for a smaller principal amount of the Exchangeable Notes. The principal amount of the Exchangeable Notes may be reduced if the holders thereof exchange their Exchangeable Notes for shares of the Company's common stock. The Exchangeable Notes Indenture will provide capacity to refinance up to an additional $25.0 million principal amount of the 4.25% Convertible Notes, which refinancing could also provide an opportunity to further reduce the principal amount of the Company's outstanding indebtedness.

  Second Supplemental Indenture

  In connection with the Transactions, the Company and certain of its wholly owned subsidiaries, Pernix Holdco 1, LLC, Pernix Holdco 2, LLC and Pernix Holdco 3, LLC (each, a "New Guarantor", and collectively, the "New Guarantors") and U.S. Bank, National Association, as trustee, entered into a second supplemental indenture (the "Second Supplemental Indenture") to that certain indenture dated as of August 19, 2014, as amended by that certain first supplemental indenture, dated as of April 21, 2015 (as so supplemented, the August 2014 Indenture) among the Company, certain of its subsidiaries (the "Treximet Guarantors") and U.S. Bank National Association (the August 2014 Trustee), as trustee and collateral agent. Pursuant to the Second Supplemental Indenture, the New Guarantors provided guarantees of the obligations of the Company with respect to its 12.0% Senior Secured Notes due 2020 (the "Treximet Secured Notes") issued under the August 2014 Indenture.

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

  On January 31, 2017, the arbitration tribunal issued opinions in favor of GSK, awarding it damages and fees in the amount of approximately $35 million, plus interest (estimated to be approximately $2 to $5 million) (collectively, the Award). The tribunal also denied our claim that GSK breached its obligations under the supply agreement. We had already paid to GSK an aggregate amount of $16.5 million, including $6.2 million from the escrow account, which will offset the Award. On February 28, 2017, we entered into a stay agreement with GSK, whereby, GSK agreed to stay the enforcement of the arbitration award until July 3, 2017, subject to us releasing the escrow amount of $6.2 million and paying $250,000 to GSK. On March 17, 2017, we amended the Interim Settlement Agreement with GSK, whereby we agreed to a payment schedule for satisfaction of the current balance of the Award. Pursuant to the amendment we agreed that the outstanding balance of the Award as of the date of the amendment was approximately $21.5 million, and that we are obligated to pay the outstanding balance in quarterly installments in amounts totaling $1.0 million in 2017, $3.5 million in 2018 and approximately $17.0 million in 2019. We also agreed that for so long as the Interim Settlement Agreement is in effect, we will be subject to certain restrictions on non-ordinary course payments and transactions and GSK will have certain information rights. GSK has agreed that for so long as we comply with the payment schedule set forth in the amended Interim Settlement Agreement, as well as other agreed-upon obligations, enforcement of the Award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the Award. We recorded the fair value of this settlement in the amount of approximately $18.5 million in our financial statements at December 31, 2016 and have recorded $15.3 million as a reduction to net revenues, $1.0 million to selling, general and administrative expense and $2.2 million to interest expense in the year ended December 31, 2016.

  On July 20, 2017, Pernix and its wholly owned subsidiary Pernix Ireland Limited (together, the "Pernix Parties") and Glaxo Group Limited, GlaxoSmithKline LLC, GlaxoSmithKline Intellectual Property Holdings Limited, and GlaxoSmithKline Intellectual Property Management Limited (collectively, "GSK") entered into an amendment ("Amendment No. 2") to the Interim Settlement Agreement between the Pernix Parties and GSK dated July 27, 2015 (as amended, the "Interim Settlement Agreement").  Amendment No. 2 permits payment by the Pernix Parties to GSK of a reduced amount in full satisfaction of the remaining approximately $21.2 million unpaid portion of the award (the "Award") granted to GSK in the arbitration of certain matters previously disputed by the parties.  Pursuant to Amendment No. 2, the Pernix Parties are obligated to make two fixed payments to GSK: (i) a payment of $3.45 million due on or before August 4, 2017, and (ii) a payment of $3.2 million due on or before December 31, 2017. In addition, the Pernix Parties agreed that if on or before September 30, 2019, Pernix (x) redeems or repurchases 4.25% Convertible Notes for greater than 31.00 cents for every one dollar of principal amount outstanding or (y) exchanges such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31.00 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, Pernix shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2 million.  GSK has agreed that for so long as the Pernix Parties comply with the payment terms set forth in the Amendment No. 2, enforcement of the Award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the Award, and that the outstanding balance of the Award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms.  A portion of the proceeds from the Transactions will be used to pay the amounts due to GSK under Amendment No. 2.

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

  On July 20, 2017, we announced that the Company used the proceeds from the New ABL Facility, discussed above, to repay the outstanding obligation of this Wells Fargo Credit Facility.

  During the quarter ended March 31, 2017, we discussed our substantial doubt to continue as a going concern after July 31, 2017. However, management has evaluated the effects of the Transactions and GSK Amendment No. 2 on our financial condition. Management is of the opinion that any potential going concern uncertainty that previously existed has been remediated and that our existing cash balance, cash from operations and funding from the Transactions will be sufficient to fund our existing level of operating expenses, current development activities, non-operating payments of debt, interest and general capital expenditure requirements through at least the next twelve months.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended
	June 30,		Increase /
	2017	2016	(Decrease)	Percent
Net revenues	$34,316	$36,746	$(2,430)	-7%

Costs and operating expenses:
Cost of product sales	10,493	12,194	(1,701)	-14%
Selling, general and administrative expense	19,018	25,492	(6,474)	-25%
Research and development expense	82	2,499	(2,417)	-97%
Depreciation and amortization expense	18,215	21,062	(2,847)	-14%
Change in fair value of contingent consideration	(886)	(3,972)	3,086	-78%
Loss from disposal and impairment of assets	-	1,771	(1,771)	*
Restructuring costs	31	-	31	*
Other income (expense):
Interest expense	(9,209)	(8,937)	272	3%
Change in fair value of derivative liability	270	159	111	70%
Foreign currency transaction gain (loss)	-	(71)	71	*
Income tax expense (benefit)	40	(10)	50	-500%

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

The following table sets forth a summary of our net revenues for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended
	June 30,		Increase /
	2017	2016	(Decrease)	Percent
Treximet	$16,840	$17,876	$(1,036)	-6%
Zohydro ER	6,454	5,853	601	10%
Silenor	5,150	4,177	973	23%
Other	5,800	8,717	(2,917)	-33%
Net product revenues	34,244	36,623	(2,379)	-6%
Co-promotion and other revenue	72	123	(51)	-41%
Total net revenues	$34,316	$36,746	$(2,430)	-7%

Net revenues decreased $2.4 million or 7% during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Treximet revenues decreased by $1.0 million or 6% during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due primarily to lower volume.

Zohydro ER revenues increased by $601,000 or 10% during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was due to an increase in sales volume partially offset by lower net price.

Silenor revenues increased by $973,000 or 23% during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was due primarily to an increase in sales volume partially offset by lower net price.

Net product revenues - other decreased by $2.9 million or 33% during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was due primarily to lower sales in our generic products portfolio and no longer selling certain less profitable products.

Co-promotion and other revenue decreased by $51,000 during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in co-promotion and other revenue was attributable primarily to the termination of a co-promotion agreement.

Cost of Product Sales

Cost of product sales decreased by $1.7 million or 14% during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease in cost of product sales was due primarily to a reduction in inventory obsolescence costs of $1.0 million as well as a reduction in product costs due to product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by $6.5 million or 25% during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  The decrease was driven primarily by lower selling and marketing expenses as a result of the restructuring of our sales force and operations which was implemented in the third quarter of 2016 as well as reduced legal costs.

Research and Development Expense

Research and development expense decreased by $2.4 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was related to lower spending on Treximet and Zohydro research projects.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $2.8 million or 14% during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was related primarily to intangible asset impairments during the year ended December 31, 2016.

Change in Fair Value of Contingent Consideration

For the acquisition of Zohydro ER, we recorded $14.2 million of contingent consideration. The fair value of the contingent consideration linked to FDA approval was $2.7 million and the fair value of the contingent consideration linked to achievement of the net sales target was $11.5 million. As of June 30, 2017, the current fair value of the contingent consideration was approximately $1.9 million. We recorded a benefit of $886,000 and $4.0 million as change in fair value of contingent consideration in the three months ended June 30, 2017 and 2016, respectively.

Interest Expense

Interest expense increased by $272,000, or 3%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was due primarily to the interest expense associated with the GSK Award as well as interest expense and the acceleration of deferred financing fees pursuant to the amendment of the Wells Fargo Credit Agreement. These increases were partially offset by reduced interest expense on our Treximet Secured Notes due to the lower principal balance.

Change in Fair Value of Derivative Liability

We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period. We recorded a benefit of $270,000 and $159,000 as change in fair value of derivative liability in other income (expense) in the three months ended June 30, 2017 and 2016, respectively.

Income Tax Expense

We recognized an income tax expense of $40,000 and a benefit of $10,000, during the three months ended June 30, 2017 and 2016, respectively.

Comparison of Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended
	June 30,		Increase /
	2017	2016	(Decrease)	Percent
Net revenues	$64,058	$69,215	$(5,157)	-7%

Costs and operating expenses:
Cost of product sales	20,533	23,432	(2,899)	-12%
Selling, general and administrative expense	39,293	51,442	(12,149)	-24%
Research and development expense	610	3,427	(2,817)	-82%
Depreciation and amortization expense	36,762	44,726	(7,964)	-18%
Change in fair value of contingent consideration	(540)	(9,474)	8,934	-94%
Loss from disposal and impairments of assets	-	1,771	(1,771)	*
Restructuring costs	131	-	131	*
Other income (expense):
Interest expense	(18,168)	(17,961)	207	1%
Change in fair value of derivative liability	(84)	6,953	(7,037)	-101%
Foreign currency transaction gain	-	67	(67)	*
Income tax expense (benefit)	95	25	(70)	-280%

* Comparison to prior period is not meaningful.

The following table sets forth a summary of our net revenues for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended
	June 30,		Increase /
	2017	2016	(Decrease)	Percent
Treximet	$30,610	$34,134	$(3,524)	-10%
Zohydro ER	11,650	11,348	302	3%
Silenor	8,699	7,773	926	12%
Other	12,963	15,729	(2,766)	-18%
Net product revenues	63,922	68,984	(5,062)	-7%
Co-promotion and other revenue	136	231	(95)	-41%
Total net revenues	$64,058	$69,215	$(5,157)	-7%

Net revenues decreased $5.2 million or 7% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Treximet revenues decreased by $3.5 million or 10% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due primarily to lower sales volume and net price.

Zohydro ER revenues increased by $302,000 or 3% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was due to an increase in sales volume partially offset by lower net price.

Silenor revenues increased by $926,000 or 12% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was due to an increase in sales volume partially offset by lower net price.

Net product revenues - other decreased by $2.8 million or 18% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was due primarily to lower sales in our generic products portfolio and no longer selling certain less profitable products.

Co-promotion and other revenue decreased by $95,000 during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in co-promotion and other revenue was attributable primarily to the termination of a co-promotion agreement.

Cost of Product Sales

Cost of product sales decreased by $2.9 million or 12% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease in cost of product sales was due primarily to a reduction in inventory obsolescence costs of $1.8 million as well as a reduction in product costs due to product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by $12.1 million or 24% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  The decrease was driven primarily by lower selling and marketing expenses as a result of the restructuring of our sales force and operations which was implemented in the third quarter of 2016 as well as reduced legal costs.

Research and Development Expense

Research and development expense decreased by $2.8 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was related to lower spending on Treximet and Zohydro research projects.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $8.0 million or 18% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was related primarily to intangible asset impairments during the year ended December 31, 2016 and the extension of the patent life of Zohydro ER developed technology in the first quarter of 2016.

Change in Fair Value of Contingent Consideration

For the acquisition of Zohydro ER, we recorded $14.2 million of contingent consideration. The fair value of the contingent consideration linked to FDA approval was $2.7 million and the fair value of the contingent consideration linked to achievement of the net sales target was $11.5 million. As of June 30, 2017, the current fair value of the contingent consideration was approximately $1.9 million. We recorded a benefit of $540,000 and $9.5 million as change in fair value of contingent consideration in the six months ended June 30, 2017 and 2016, respectively.

Interest Expense

Interest expense increased by $207,000, or 1%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was due primarily to the interest expense associated with the GSK Award as well as interest expense and the acceleration of deferred financing fees pursuant to the amendment of the Wells Fargo Credit Agreement. These increases were partially offset by reduced interest expense on our Treximet Secured Notes due to the lower principal balance.

Change in Fair Value of Derivative Liability

We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period. We recorded an expense of $84,000 and a benefit of $7.0 million as change in fair value of derivative liability in other income (expense) in the six months ended June 30, 2017 and 2016, respectively.

Income Tax Expense

We recognized an income tax expense of $95,000 and $25,000, during the six months ended June 30, 2017 and 2016, respectively.

Non-GAAP Financial Measures

To supplement our financial results determined by GAAP, we have disclosed in the table below adjusted earnings before interest, taxes, depreciation and amortization (EBITDA).

Adjusted EBITDA is a non-GAAP financial measure that excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. This non-GAAP financial measure excludes from net loss interest expense, depreciation and amortization, income tax expense, deal costs, stock compensation expense, severance expenses, arbitration and litigation settlement expenses, change in fair value of contingent consideration and derivative liabilities, loss from disposal and impairment of assets, foreign currency transactions and restructuring costs. In addition, from time to time in the future there may be other items that we may exclude for the purposes of our use of adjusted EBITDA; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of adjusted EBITDA. We believe that adjusted EBITDA provides meaningful supplemental information regarding our operating results because it excludes or adjusts amounts that management and the board of directors do not consider part of core operating results or that are non-recurring when assessing the performance of the organization. We believe that inclusion of adjusted EBITDA provides consistency and comparability with past reports of financial results and provides consistency in calculations by outside analysts reviewing our results. Accordingly, we believe that adjusted EBITDA is useful to investors in allowing for greater transparency of supplemental information used by management.

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

Reconciliation of GAAP reported net loss to adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
GAAP net loss	$(21,616)	$(31,139)	$(51,078)	$(57,075)
Adjustments:
Interest expense	9,209	8,937	18,168	17,961
Depreciation and amortization	18,245	21,081	36,821	44,745
Income tax expense (benefit)	40	(10)	95	25
EBITDA	5,878	(1,131)	4,006	5,656
Selling, general and administrative adjustments (1)	935	2,014	1,734	3,160
Change in fair value of contingent consideration	(886)	(3,972)	(540)	(9,474)
Loss from disposal and impairments of assets (2)	-	1,771	-	1,771
Change in fair value of derivative liability	(270)	(159)	84	(6,953)
Restructuring costs	31	-	131	-
Foreign currency transaction loss (gain)	-	71	-	(67)
Adjusted EBITDA	$5,688	$(1,406)	$5,415	$(5,907)

(1)

To exclude deal costs of $261,000 and ($123,000); stock compensation expense of $658,000 and $770,000; severance expense of $1,000 and $727,000; and litigation settlement expenses of $15,000 and $640,000 for the three months ended June 30, 2017 and 2016, respectively. Also, to exclude deal costs of $268,000 and $18,000; stock compensation expense of $1.4 million and $2.2 million; severance expense of $44,000 and $1.2 million; and arbitration and litigation settlement expenses of $18,000 and ($315,000) for the six months ended June 30, 2017 and 2016, respectively.

(2)	To exclude the impairment of assets related to our cough and cold product line.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources (amounts in thousands):

	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$14,341	$36,375
Total current assets	81,832	108,910
Current debt (1)	14,000	11,103
Arbitration award (2)	16,797	17,522
Non-current debt (1)	279,482	290,321
Stockholders' deficit	$(163,713)	$(114,063)

(1)

The term "Current Debt" consists of the line items "Credit facility - current" and "Treximet Secured Notes - current" in our Condensed Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. The term "Non-current debt" consists of the sum of the line items "Convertible notes - long term", "Treximet Secured Notes - long term" and "Credit facility - long term" in our Condensed Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. Our debt includes, among other things, borrowings under the Wells Fargo Credit Facility (as defined below). During August 2015, we entered into the Wells Fargo Credit Agreement with Wells Fargo, National Association, as Administrative Agent and the lenders party thereto for a $50.0 million, three-year senior secured revolving Wells Fargo Credit facility (the Wells Fargo Credit Facility), which may be increased by an additional $20.0 million in the lenders' discretion. As of June 30, 2017, we had borrowings of $14.0 million. On April 18, 2017, we amended the Wells Fargo Credit Agreement establishing the Wells Fargo Credit Facility whereby the Base Rate Margin (as defined in the Wells Fargo Credit Agreement) was increased from 1.00% to 3.00% and the LIBOR Rate Margin

(as defined in the Wells Fargo Credit Agreement) was increased from 2.00% to 4.00%, in each case effective as of the date of the Amendment. We have previously disclosed that we were reviewing our strategic alternatives, including the potential sale of all or a portion of the Company. Consistent with this prior disclosure, we have agreed with Wells Fargo to market our businesses and assets for sale. On July 20, 2017, we entered into the New ABL Facility, and repaid the outstanding obligation of this Wells Fargo Credit Facility.

As of June 30, 2017, our debt also included $176.8 million aggregate principal amount of our Treximet Secured Notes issued August 19, 2014 and due August 1, 2020 and $130.0 million aggregate principal amount of our 4.25% Convertible Notes, issued April 22, 2015 and due April 1, 2021, unless earlier converted. On each Payment Date, as defined in the August 2014 Indenture, commencing August 1, 2015, we will pay an installment of principal on the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date). Pursuant to the August 2014 Indenture, the first principal payment was due on August 1, 2015 and was calculated on net sales for the first and second quarters of 2015, less interest paid during those same two quarters. At each month-end beginning during January 2015, the net sales of Treximet will be calculated, and the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment will be paid at that time. The balance outstanding on the Treximet Secured Notes will be due on the maturity date of the Treximet Secured Notes, which is August 1, 2020. Based on the calculation of the principal payments as described, we have recorded $176.8 million of the Treximet Secured Notes as long-term debt as of June 30, 2017.

In our Form 10-Q for the quarterly period ended March 31, 2017, we disclosed that there was substantial doubt about our ability to continue as a going concern. However, management has evaluated the effects of the Transactions and GSK Amendment No. 2 on our financial condition and we now believe that any potential going concern uncertainty that previously existed has been remediated. We believe that our existing cash balance, cash from operations and funding from the Transactions will be sufficient to fund our existing level of operating expenses, current development activities, non-operating payments of debt, interest and general capital expenditure requirements through at least the next twelve months.

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

As discussed earlier, on July 20, 2017, the Pernix Parties and GSK entered into Amendment No. 2 to the Interim Settlement Agreement between the Pernix Parties and GSK dated July 27, 2015.  Amendment No. 2 permits payment by the Pernix Parties to GSK of a reduced amount in full satisfaction of the remaining approximately $21.2 million unpaid portion of the Award granted to GSK in the arbitration of certain matters previously disputed by the parties.  Pursuant to Amendment No. 2, the Pernix Parties are obligated to make two fixed payments to GSK: (i) a payment of $3.45 million due on or before August 4, 2017 and (ii) a payment of $3.2 million due on or before December 31, 2017. In addition, we agreed that if on or before September 30, 2019, we (x) redeem or repurchase 4.25% Convertible Notes for greater than 31.00 cents for every one dollar of principal amount outstanding or (y) exchange such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31.00 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, Pernix shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2 million.  GSK has agreed that for so long as the Pernix Parties comply with the payment terms set forth in the Amendment No. 2, enforcement of the Award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the Award, and that the outstanding balance of the Award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms. A portion of the proceeds from the Transactions will be used to pay the amounts due to GSK under Amendment No. 2.

During the six months ended June 30, 2017 and 2016 we utilized cash from operations of $9.2 million and $20.8 million, respectively.

We have an effective shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and units. The shelf registration statement includes a sales agreement prospectus covering the offering, issuance and sale of up to $100.0 million of shares of our common stock that may be issued and sold under the Controlled Equity Offering Sales Agreement, dated November 7, 2014, between us and Cantor Fitzgerald & Co. as agent. We have sold 3,859,903 shares of common stock under this controlled equity program for net proceeds of $19.7 million during the year ended December 31, 2016. No shares were sold under this program during the six months ended June 30, 2017.

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
  the principal and interest payments due under the Treximet Secured Notes, 4.25% Convertible Notes and Exchangeable Notes, as applicable;
  our ability to draw down on our ABL Credit Agreement and Term Credit Agreement our obligations to make cash payments under our indebtedness; and
  the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to us.

Going Concern

In our Form 10-Q for the quarterly period ended March 31, 2017, we disclosed that there was substantial doubt about our ability to continue as a going concern. However, management has evaluated the effects of the Transactions and GSK Amendment No. 2 on our financial condition and we now believe that any potential going concern uncertainty that previously existed has been remediated. We believe that our existing cash balance, cash from operations and funding from the Transactions will be sufficient to fund our existing level of operating expenses, current development activities, non-operating payments of debt, interest and general capital expenditure requirements through at least the next twelve months.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2017, and 2016 (in thousands).

	Six Months Ended
	June 30,
Cash used in	2017	2016
Operating activities	$(9,177)	$(20,786)
Investing activities	(3)	(1,532)
Financing activities	(12,854)	(4,610)
Net decrease in cash and cash equivalents	$(22,034)	$(26,928)

Comparison of the Six Months Ended June 30, 2017 and 2016

Net cash used in operating activities

Net cash used in operating activities during the six months ended June 30, 2017 was $9.2 million, a decrease of $11.6 million from cash used in operating activities during the six months ended June 30, 2016 of $20.8 million. The cash used in operating activities during the six months ended June 30, 2017 was driven by the net loss of $51.1 million and net changes in operating assets/liabilities of $53,000. This use was partially offset by non-cash expenses totaling $42.0 million. The $20.8 million used in operating activities during the six months ended June 30, 2016 was primarily driven by a net loss of $57.1 million. This use was partially offset by non-cash expenses totaling $35.3 million and net changes in operating assets/liabilities of $971,000.

Net cash used in investing activities

Net cash used in investing activities during the six months ended June 30, 2017 was $3,000 compared to a use of $1.5 million during the six months ended June 30, 2016 resulting from less capital expenditures in 2017.

Net cash used in financing activities

Net cash used in financing activities during the six months ended June 30, 2017 was $12.9 million. Cash used in financing activities for the six months ended June 30, 2017 was primarily for principal payments on our Treximet Secured Notes. Net cash used in financing activities was $4.6 million for the six months ended June 30, 2016 and was due primarily to principal payments on our Treximet Secured Notes of $14.9 million and the Wells Fargo Credit Facility of $1.0 million. This use was partially offset by the issuance of 2.4 million shares under the Controlled Equity Offering Sales Agreement for $11.3 million.

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

Evaluation of Disclosure Controls and Procedures.  As of June 30, 2017, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference herein from Legal Proceedings under Note 10, Commitments and Contingencies, to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 28, 2017 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 15, 2017 and Exhibit 99.4 of our Current Report on Form 8-K filed with the SEC on July 20, 2017. The risk factors set forth below supplement or amend those risk factors, as applicable. The occurrence of any one or more of these risks could materially harm our business, operating results, financial condition and prospects. These risks and uncertainties could also cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements that we make from time to time.

Risks Related to our Business

Our business operations and financial position could be adversely affected as a result of our substantial indebtedness and other payment obligations.

In connection with the closing of the Transactions, we have approximately $335.4 million aggregate principal amount of debt outstanding, consisting of approximately $36.2 million aggregate principal amount of our 4.25%/5.25% Exchangeable Senior Notes due 2022 (the "Exchangeable Notes") issued pursuant to a new indenture, under which PIPL is the issuer and Pernix Therapeutics Holdings, Inc. ("Pernix" or the "Company") and its other subsidiaries are the guarantors with Wilmington Trust, National Association, as trustee, approximately $78.2 million aggregate principal amount of our 4.25% Convertible Notes due 2021, approximately $176.8 million aggregate principal amount of our 12% Senior Secured Notes due 2020, approximately $14 million outstanding under our new five-year $40 million asset-based revolving credit facility (the "New ABL Facility") and approximately $30.0 million aggregate principal amount outstanding under PIPL's new term loan credit agreement with Cantor Fitzgerald Securities, as agent and the lenders party thereto (the "Term Credit Agreement") (the Term Credit Agreement together with the New ABL Facility are hereinafter referred to as the "credit facilities"). In addition, we will have the ability to borrow up to an additional $15.0 million under the Term Credit Agreement for certain specified purposes, including future acquisitions, subject to conditions set forth in the Term Credit Agreement, and up to an additional approximately $26 million under the New ABL Facility, subject to borrowing base capacity and the conditions set forth in the New ABL Facility. We will also owe approximately $6.7 million to GSK pursuant to the Interim Settlement Agreement between us and GSK, as amended by Amendment No. 2 to the Interim Settlement Agreement. This significant indebtedness and other payment obligations could have important consequences. For example, it may:

  make it difficult for us to satisfy our obligations under our outstanding notes and our other indebtedness and contractual and commercial commitments;
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

Additional equity or debt financing, or corporate collaboration and licensing arrangements, may not be permissible under the indentures governing our outstanding notes or the covenants in the agreements governing our credit facilities, or otherwise available on acceptable terms, if at all. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve additional restrictive covenants. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Exchange of the Exchangeable Notes and conversion of the Convertible Notes may dilute the ownership interest of existing stockholders.

Subject to certain contractual restrictions, holders of the Exchangeable Notes and the 4.25% Convertible Senior Notes due 2021 (the " Convertibles Notes ") will be entitled to exchange or convert, respectively, the Exchangeable Notes or the Convertible Notes for shares of our common stock at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the Exchangeable Notes or the Convertible Notes, respectively. The exchange of some or all of the Exchangeable Notes or the conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders. If Holders of the Exchangeable Notes were to exchange all of the outstanding Exchangeable Notes (not taking into account the potential for capitalization of interest or additional interest or changes to the exchange price), we would need to deliver approximately 6,589,545 shares of our common stock to settle the exchange, which would result in significant dilution to existing stockholders. If Holders of the Convertible Notes were to exchange all of the outstanding Convertible Notes, we would need to deliver approximately 682,413 shares of our common stock to settle the conversion, which would result in additional dilution to existing stockholders. Any sales in the public market of any shares of our common stock issuable upon such exchange or conversion could adversely affect prevailing market prices of our common stock.

We may not be able to continue to grow through acquisitions of businesses and assets.

We have sought growth largely through acquisitions, including the acquisitions of Zohydro ER product line in 2015, the rights to Treximet intellectual property in 2014, Pernix Sleep in 2013 and Cypress in 2012.  As part of our ongoing expansion strategy, we plan to make additional strategic acquisitions of assets and businesses.  However, the indentures governing the Exchangeable Notes, the Convertible Notes and the 12% Senior Secured Notes due

2020 (the " Treximet Secured Notes ") and the agreements governing our credit facilities will contain restrictive covenants, which include, among other things, restrictions on the incurrence of indebtedness, as well as certain consolidations, acquisitions, mergers, purchases or sales of assets and capital expenditures, subject to certain exceptions and permissions limited in scope and dollar value, among other things. For additional information see the notes to our audited consolidated financial statements for the years ended December 31, 2016 and 2015 contained in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We cannot assure you that acquisitions will be available on terms attractive to us. Moreover, we cannot assure you that such acquisitions will be permissible under indentures governing our outstanding notes and the covenants in the agreements governing our credit facilities or that we will be able to arrange financing on terms acceptable to us or to obtain timely federal and state governmental approvals on terms acceptable to us, or at all.

Despite our significant level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness in the future. Although certain of our agreements, including the agreements governing our credit facilities and the indentures governing the Exchangeable Notes, the Convertible Notes and the Treximet Secured Notes, will limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to waiver and a number of qualifications and exceptions and, under certain circumstances, debt incurred following receipt of a waiver or in compliance with these restrictions could be substantial. Among other things, we have the ability to borrow up to an additional $15.0 million under the Term Credit Agreement for certain specified purposes, including future acquisitions, subject to conditions set forth in the Term Credit Agreement, and an additional approximately $26 million under the New ABL Facility, subject to borrowing base capacity and the conditions set forth in the New ABL Facility. In addition, the Term Credit Agreement will include an incremental feature that allows us, with the consent of the requisite lenders under the Term Credit Agreement, to obtain up to an additional $20 million in term loan commitments from new or existing lenders under the Term Credit Agreement that agree to provide such commitments. To the extent that we incur additional indebtedness, the risks associated with our substantial leverage described herein, including our possible inability to service our debt, would increase.

Our debt service obligations may adversely affect our cash flow.

A high level of indebtedness increases the risk that we may default on our debt obligations. We may not be able to generate sufficient cash flow to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. If we are unable to generate sufficient cash flow to pay the interest on our debt, we may have to delay or curtail our operations.

Our ability to generate cash flows from operations and to make scheduled payments on our indebtedness will depend on our future financial performance. Our future financial performance will be affected by a range of economic, competitive and business factors that we cannot control, such as those risks described in this section and in our other filings with the SEC. A significant reduction in operating cash flows resulting from changes in economic conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness we will be forced to adopt an alternative strategy that may include actions such as reducing capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital, or seeking Chapter 11 Bankruptcy Court protection.

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

In addition, the borrowings under our credit facilities will bear interest at variable rates and other debt we incur could likewise be variable-rate debt. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed thereunder remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

The indentures governing the Exchangeable Notes, the 4.25% Convertible Notes and the Treximet Secured Notes and the covenants in the agreements governing our credit facilities impose significant operating and/or financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The indentures governing the Exchangeable Notes, the 4.25% Convertible Notes and the Treximet Secured Notes and the agreements governing our credit facilities will contain covenants that restrict our and our subsidiaries' ability to take various actions, such as:

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

In addition, the terms of the Treximet Secured Notes require us to maintain a minimum liquidity of $8.0 million at all times and the terms of the New ABL Facility will require us to maintain unrestricted minimum liquidity of $7.5 million at all times. In order to maintain minimum liquidity, we must maintain cash or the availability to borrow cash under the New ABL Facility in a combined amount of no less than the minimum liquidity set forth in the Treximet Secured Notes indenture and the New ABL Facility.

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

Upon the occurrence of a fundamental change, as described in the indenture governing the Exchangeable Notes, holders of the Exchangeable Notes may require us to repurchase for cash all or part of Exchangeable Notes at a repurchase price equal to 100% of the capitalized principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest.  However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Exchangeable Notes surrendered therefor in connection with a fundamental change. In addition, our ability to repurchase the Exchangeable Notes or to pay cash upon conversions of the Exchangeable Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to repurchase the Exchangeable Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Exchangeable Notes as required by the indenture would constitute a default under the indenture. A default under the indenture could also lead to a default under agreements governing our other outstanding indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Exchangeable Notes or make cash payments upon conversions as required by the indenture.

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

Our ability to borrow under the New ABL Facility will be limited by the amount of our borrowing base. Any negative impact on the elements of our borrowing base, such as accounts receivable and inventory or an imposition of a reserve against our borrowing base, which Cantor Fitzgerald Securities has the authority to do in its sole discretion, could reduce our borrowing capacity under the New ABL Facility.

Changes to our Board of Directors may impact our ability to compete effectively and profitably and could result in a change in our strategy.

In the Exchange Agreement that we entered into in July 2017 with certain holders of our 4.25% Convertible Notes, we agreed to conduct a search for up to three new directors with relevant expertise to our business and facilitate the selection and appointment of such individuals to our Board of Directors within 90 days after July 21, 2017, which was the closing date of the Exchange Agreement. The ability of these new directors to quickly expand their knowledge of our business plans, operations and strategies and our products will be critical to their ability to make informed decisions about our strategy and operations, particularly given the competitive environment in which our business operates and the need to quickly adjust to trends and advancements in our industry. If these new directors are not sufficiently informed to make such decisions, our ability to compete effectively and profitably could be adversely affected. In addition, we have not yet identified any such directors, and we cannot predict whether they would implement any changes to our strategy or business plan and whether any such change would be successful.

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
  we may have inadequate cash resources or may be unable to obtain financing to acquire rights to suitable products, product candidates or technologies from third parties; and
  we may be restricted from licensing or otherwise acquiring suitable products due to restrictions contained in the indentures governing the Exchangeable Notes, the 4.25% Convertible Notes and the Treximet Secured Notes and the restrictions contained in the covenants in the agreements governing our credit facilities.

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

Risks Related to Commercialization

Changes in laws, regulations and policies applicable to the market for opioid products, may adversely affect our business, financial condition and results of operations.

The manufacture, marketing, sale, promotion and distribution of Zohydro ER are subject to comprehensive government regulations. Changes in laws and regulations applicable to the market for opioid products, including Zohydro ER, could potentially affect our business. For instance, federal, state and local governments have recently given increased attention to the public health issue of opioid abuse.

At the federal level, the White House Office of National Drug Control Policy continues to coordinate efforts between the U.S. Food and Drug Administration, or the FDA, the U.S. Drug Enforcement Agency, or the DEA, and other agencies to address this issue. The FDA recently requested that Endo International plc, or Endo, withdraw Opana ® ER, one of its opioid pain medications, from the market due to the public health consequences of abuse (even when taken at recommended doses) associated with the use of Endo's product. Endo has voluntarily complied with the FDA's removal request. In publicly announcing the request, the FDA noted that it would take similar regulatory action with regard to other opioid products if the risks for abuse outweighed the product's potential benefits. The FDA also recently revised the "black-box" warnings required in the labeling of opioid paid medications, including Zohydro ER, that highlight the risk of misuse, abuse, addiction, overdose and death. The DEA continues its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions, as well as the implementation of compliance practices for controlled substances. In addition, the Centers for Disease Control and Prevention, or CDC, in 2016 issued national, non-binding guidelines on the prescribing of opioids, providing recommended considerations for primary care providers when prescribing opioids, including specific considerations and cautionary information about opioid dosage increases and morphine milligram equivalents. Certain payors are, or are considering, adopting these CDC guidelines, as well as putting other restrictions on the prescribing of opioid pain medications. Additionally, there have been calls, including by President Trump during the 2016 presidential campaign and more recently by members of Congress, for the DEA to restrict the amount of opioids that can be manufactured in the United States.

Recent federal activity includes President Trump's establishing a commission to make recommendations regarding new laws and policies to combat opioid addiction and abuse; Mallinckrodt's $35 million settlement with the Justice Department regarding allegations that the company failed to report signs that large quantities of its highly addictive oxycodone pills were diverted to the black market in Florida; and the FDA's announced intention to extend to immediate-release opioids the Risk Evaluation and Mitigation Strategy, or REMS, currently imposed on extended-release opioids, such as Zohydro ER. At the state and local level, a number of states and major cities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid based pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. In addition, the attorneys general from several states have announced the launch of a joint investigation into the marketing and sales practices of drug companies that manufacture opioid pain medications.

These initiatives and other changes and potential changes in laws, regulations and policies, including those that have the effect of reducing the overall market for opioids or reducing the prescribing of opioids, could adversely affect our business, financial condition and results of operations.

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

We did not make any distributions for the years ended December 31, 2016 and 2015. We are currently investing in our promoted product lines and product candidates and do not anticipate paying dividends in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of the agreements governing our credit facilities and the indentures governing the Exchangeable Notes, the 4.25% Convertible Notes and the Treximet Secured Notes will prohibit us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description

10.1*

Amendment No. 1 to the Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are parties thereto, as Lenders and Pernix Therapeutics Holdings, Inc., Pernix Therapeutics, LLC, Pernix Sleep, Inc., Cypress Pharmaceuticals, Inc., Macoven Pharmaceuticals, Inc., Gaine, Inc., Repicopea Inc. and Macoven Pharmaceuticals, L.L.C., as Borrowers, dated as of April 18, 2017 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 20, 2017).

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
(i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016;
(ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016;
(iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 and
(iv) Notes to Condensed Consolidated Financial Statements.

_______________________

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: July 27, 2017	By:	/s/ JOHN SEDOR
John Sedor
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2017	By:	/s/ GRAHAM MIAO
Graham Miao President and Chief Financial Officer
(Principal Financial Officer)