Form 10-Q
period 2017-09-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2017-11-07
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2017

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

On November 1, 2017, there were 11,532,423 shares outstanding of the Registrant's common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2017

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$27,241	$36,375
Accounts receivable, net	48,368	50,729
Inventory, net	8,130	7,775
Prepaid expenses and other current assets	8,814	12,617
Income tax receivable	429	1,414
Total current assets	92,982	108,910

Property and equipment, net	831	1,103
Goodwill	30,600	30,600
Intangible assets, net	114,783	169,571
Other	2,408	257
Total assets	$241,604	$310,441
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$22,699	$21,343
Accrued allowances	58,254	60,961
Interest payable	5,871	10,897
Treximet Secured Notes - current, net	-	11,103
Other liabilities - current	6,789	5,224
Total current liabilities	93,613	109,528

Convertible notes - long-term, net	64,879	104,071
Exchangeable notes - long-term, net	8,266	-
Delayed draw term loan - long-term, net	27,584	-
Derivative liability	178	230
Contingent consideration	2,747	2,403
Treximet Secured Notes - long-term, net	168,833	172,250
Credit facility - long-term, net	14,185	14,000
Arbitration award	2,000	17,522
Other liabilities - long-term	2,567	4,500
Total liabilities	384,852	424,504
Commitments and contingencies (notes 1, 3, 6, 7, 10 and 11)
Stockholders' deficit:
Preferred stock, $0.01 par value, authorized 10,000,000 shares;
no shares issuedand outstanding	-	-
Common stock, $0.01 par value, 140,000,000 shares authorized, 11,532,423 and
10,015,641 shares issued and outstanding at September 30, 2017 and
December 31, 2016, respectively	115	100
Additional paid-in capital	259,794	244,309
Accumulated other comprehensive loss	(46)	(79)
Accumulated deficit	(403,111)	(358,393)
Total stockholders' deficit	(143,248)	(114,063)
Total liabilities and stockholders' deficit	$241,604	$310,441

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net revenues	$40,469	$41,468	$104,527	$110,683

Costs and operating expenses:
Cost of product sales	10,580	10,840	31,113	34,272
Selling, general and administrative expense	20,226	22,173	59,519	73,615
Research and development expense	99	1,712	709	5,139
Depreciation and amortization expense	18,214	20,700	54,976	65,426
Change in fair value of contingent consideration	884	516	344	(8,958)
Loss from disposal and impairments of assets	25	652	25	2,423
Gain from legal settlement	(10,476)	-	(10,476)	-
Restructuring costs	(97)	2,277	34	2,277
Total costs and operating expenses	39,455	58,870	136,244	174,194

Income (loss) from operations	1,014	(17,402)	(31,717)	(63,511)

Other income (expense):
Interest expense	(9,323)	(8,857)	(27,491)	(26,818)
Change in fair value of derivative liability	46	(209)	(38)	6,744
Gain from exchange of debt	14,650	-	14,650	-
Foreign currency transaction (loss) gain	-	31	-	98
Total other income (expense), net	5,373	(9,035)	(12,879)	(19,976)

Income (loss) before income tax expense	6,387	(26,437)	(44,596)	(83,487)
Income tax expense	27	1	122	26
Net income (loss)	6,360	(26,438)	(44,718)	(83,513)

Other comprehensive gain (loss):
Unrealized gain during period, net of tax of
$0 and $0, respectively	9	-	33	-
Comprehensive gain (loss)	$6,369	$(26,438)	$(44,685)	$(83,513)

Net income (loss) per common share
Basic	$0.57	$(2.99)	$(4.31)	$(11.57)
Diluted	$0.42	$(2.99)	$(4.31)	$(11.57)

Weighted-average common shares outstanding:
Basic	11,117	8,842	10,387	7,215
Diluted	16,520	8,842	10,387	7,215

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands)
(Unaudited)

								Accumulated	Total
					Additional		Retained	Other	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Treasury	Earnings	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	(Deficit)	Loss	(Deficit)
Balance at December 31, 2015	-	$-	6,111	$61	$227,387	$(5,548)	$(188,803)	$-	$33,097
Net proceeds from issuance of restricted stock	-	-	4	-	-	(23)	-	-	(23)
Reclassification of treasury stock	-	-	-	-	(5,571)	5,571	-	-	-
Compensation expense on share-based awards	-	-	-	-	2,718	-	-	-	2,718
Net proceeds from sale of shares	-	-	3,901	39	19,775	-	-	-	19,814
Other comprehensive loss	-	-	-	-	-	-	-	(79)	(79)
Net loss	-	-	-	-	-	-	(169,590)	-	(169,590)
Balance at December 31, 2016	-	-	10,016	100	244,309	-	(358,393)	(79)	(114,063)
Net proceeds from issuance of restricted stock	-	-	44	1	(68)	-	-	-	(67)
Compensation expense on share-based awards	-	-	-	-	1,935	-	-	-	1,935
Net proceeds from sale of shares	-	-	372	3	1,119	-	-	-	1,122
Net proceeds from exchange of debt	-	-	1,100	11	12,499	-	-	-	12,510
Other comprehensive loss	-	-	-	-	-	-	-	33	33
Net loss	-	-	-	-	-	-	(44,718)	-	(44,718)
Balance at September 30, 2017	-	$-	11,532	$115	$259,794	$-	$(403,111)	$(46)	$(143,248)

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(44,718)	$(83,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	277	588
Amortization of intangibles	54,788	64,886
Amortization of deferred financing costs	2,376	1,824
Accretion expense	3,837	2,655
Deferred income tax benefit	-	24
Stock compensation expense	1,935	2,080
Fair market value change in derivative liability	38	(6,744)
Fair market value change in contingent consideration	344	(8,958)
Gain from legal settlement	(10,476)	-
Gain from exchange of debt	(14,650)	-
Loss on disposal of fixed assets	-	35
Impairment of fixed assets and intangibles	25	2,388
(Increase) decrease in operating assets:
Accounts receivable	2,361	16,966
Income tax receivable	985	3,384
Inventory	(355)	1,753
Prepaid expenses and other assets	6,605	635
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(2,979)	(7,005)
Accrued allowances	(2,707)	(6,323)
Interest payable	(5,026)	(5,285)
Other liabilities	(1,878)	(2,280)
Net cash used in operating activities	(9,218)	(22,890)

Cash flows from investing activities:
Acquisitions	-	(583)
Purchase of software and equipment	(5)	(964)
Net cash used in investing activities	(5)	(1,547)

Cash flows from financing activities:
Payments on Treximet Secured Notes	(17,511)	(20,406)
Net proceeds from Delayed Draw Term Loan	30,000	-
Payments of financing costs	(13,586)	-
Net payments on credit facilities	185	(1,000)
Payments on mortgages and capital leases	(55)	(50)
Proceeds from issuance of common stock, net of tax and costs	1,123	18,303
Shares withheld for the payment of taxes	(67)	(24)
Net cash provided by (used in) financing activities	89	(3,177)
Net decrease in cash and cash equivalents	(9,134)	(27,614)
Cash and cash equivalents, beginning of period	36,375	56,135
Cash and cash equivalents, end of period	$27,241	$28,521

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim reporting. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2017.

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

Subsequent Events

The Company has evaluated all events and transactions since September 30, 2017 and did not have any recognized but did have the following non-recognized subsequent event:

On October 12, 2017, Graham G. Miao, President and Chief Financial Officer of the Company, notified the Chairman of the Board of Directors of the Company (the "Board") that the decision not to re-nominate him for re-election as a member of the Board at the Company's 2017 Annual Meeting of Stockholders being held on November 15, 2017, created a "Good Reason" basis for resignation pursuant to the terms of his Employment Agreement dated November 3, 2016. Dr. Miao informed the Company of his decision to pursue other professional opportunities and offered his resignation effective December 31, 2017, unless the Company cures the events constituting "Good Reason" within thirty days following the date of his notice. Pursuant to Dr. Miao's employment agreement, he is eligible to receive separation benefits upon resignation for "Good Reason." Dr. Miao's resignation does not reflect any disagreement with the Company's financial results or strategy for growth.

Going Concern

In the Company's Form 10-Q for the quarterly period ended March 31, 2017, the Company disclosed that there was substantial doubt about the Company's ability to continue as a going concern. However, management has evaluated, among other things, the effects of the refinancing transactions the Company entered into in July 2017 (as described below in Note 7) and the effects of the Company's entering into GSK Amendment No. 2 (as defined below in Note 10) on the Company's financial condition and now believes that any potential going concern uncertainty that previously existed has been remediated. The Company believes its existing cash balance, cash from operations and funding from the refinancing transactions will be sufficient to fund its existing level of operating expenses, current development activities, non-operating payments of debt, interest and general capital expenditure requirements through at least the next twelve months.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Pernix's wholly-owned subsidiaries Pernix Therapeutics, LLC; Macoven; Cypress' Cypress' subsidiary, Hawthorn Pharmaceuticals, Inc.; Pernix Ireland Limited; and Pernix Ireland Pain Designated Activity Company, (or PIPL DAC), formerly known as Pernix Ireland Pain Limited. Transactions between and among the Company and its consolidated subsidiaries are eliminated.

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

Significant Customers

The Company's customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties.  The following tables list the Company's customers that individually comprised greater than 10% of total gross product sales for the three and nine months ended September 30, 2017 and 2016, or 10% of total accounts receivable as of September 30, 2017 and December 31, 2016.

Gross Product Sales:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

McKesson Corporation	35%	34%	34%	35%
AmerisourceBergen Drug Corporation	29%	31%	30%	32%
Cardinal Health, Inc.	23%	26%	24%	26%
Total	87%	91%	88%	93%

Accounts Receivable, net:
	September 30,	December 31,
	2017	2016

McKesson Corporation	32%	36%
Cardinal Health, Inc.	30%	28%
AmerisourceBergen Drug Corporation	24%	28%
Total	86%	92%

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator - Basic:
Net income (loss)	$6,360	$(26,438)	$(44,718)	$(83,513)

Denominator - Basic:
Weighted-average common shares	11,117	8,842	10,387	7,215

Numerator - Diluted:
Net income (loss)	$6,360	$(26,438)	$(44,718)	$(83,513)
Adjustment for interest, net of income tax effect	599	-	-	-
Net income (loss), adjusted	$6,959	$(26,438)	$(44,718)	$(83,513)

Denominator - Diluted:
Weighted-average common shares	11,117	8,842	10,387	7,215
Effect of dilutive securities:
Stock options, Awards and Warrants	246	-	-	-
Exchangeable notes	5,157	-	-	-
Dilutive potential common shares	5,403	-	-	-
Weighted-average common shares, diluted	16,520	8,842	10,387	7,215

Basic income (loss) per share	$0.57	$(2.99)	$(4.31)	$(11.57)
Diluted income (loss) per share	$0.42	$(2.99)	$(4.31)	$(11.57)

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
4.25% Convertible Notes	780	1,133	1,014	1,133
Exchangeable Notes	-	-	1,738	-
Stock options and restricted stock units	370	696	562	805
Warrants	-	33	33	33
Total potential dilutive effect	1,150	1,862	3,347	1,971

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

Summary of Assets Recorded at Fair Value

The Company's cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third-party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third-party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of September 30, 2017 or December 31, 2016.

The Company had no financial assets that are required to be measured at fair value as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, the Company did not have any investments in Level 2 or Level 3 securities.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2017 and 2016.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature.

Summary of Liabilities Recorded at Carrying Value and Fair Value

The 4.25% Convertible Notes, Exchangeable Notes and the Treximet Secured Notes (each, as defined below in Note 7) are recorded at carrying value. The derivative liability and contingent consideration are recorded at fair value. Within the hierarchy of fair value measurements, the derivative liability and contingent consideration are Level 3 fair values. The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of September 30, 2017		As of December 31, 2016
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
4.25% Convertible Notes	$33,366	$64,879	$32,595	$104,071
Exchangeable Notes	24,483	8,266	-	-
Delayed draw term loan	30,000	27,584	-	-
Derivative liability	178	178	230	230
Contingent consideration	2,747	2,747	2,403	2,403
Treximet Secured Notes	137,470	168,833	147,551	183,353
Total	$228,244	$272,487	$182,779	$290,057

Convertible Notes, Exchangeable Notes and Delayed Draw Term Loan

The fair values of the 4.25% Convertible Notes, the Exchangeable Notes and the Delayed Draw Term Loan (as defined below in Note 7) were estimated using the (i) terms of the agreements; (ii) rights, preferences, privileges, and restrictions of the underlying security; (iii) time until any restriction(s) are released; (iv) fundamental financial and other characteristics of the Company; (v) trading characteristics of the underlying security (exchange, volume, price, and volatility); (vi) valuation of derivative liability; and (vii) precedent sale transactions.

Derivative Liability

The fair value of the derivative liability was determined using a "with and without" conversion scenario. Under this methodology, valuations are performed on the 4.25% Convertible Notes inclusive of all terms as well as for a convertible note that has identical terms and features but excluding the conversion option. The difference between the two valuations is equal to the fair value of the conversion option. Significant increases or decreases in these inputs would result in a significant change in the fair value of the derivative liability.

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

	As of and for the	As of and for the
	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Derivative liability:
Balance at beginning of year	$230	$9,165
Impairment due to partial conversion	(90)	-
Remeasurement adjustments - loss (gains) included in earnings	38	(8,935)
Ending balance	$178	$230

Contingent consideration:
Balance at beginning of year	$2,403	$14,055
Initial measurement of contingent consideration	-	-
Remeasurement adjustments - loss (gains) included in earnings	344	(11,652)
Ending balance	$2,747	$2,403

Note 4. Inventory

Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$1,738	$2,365
Work-in-process	-	-
Finished goods	6,872	7,393
Inventory, gross	8,610	9,758
Reserve for obsolescence	(480)	(1,983)
Inventory, net	$8,130	$7,775

Note 5. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

Amount
Balance at December 31, 2015	$54,865
Measurement period adjustments - Zohydro ER	(499)
Goodwill impairment	(23,766)
Balance at December 31, 2016	30,600
Measurement period adjustments	-
Balance at September 30, 2017	$30,600

Intangible assets consist of the following (dollars in thousands):

		As of September 30, 2017
	Weighted	Gross Carrying		Accumulated	Net Carrying
	Average Life	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
In-process research and development	Indefinite	$11,000	$-	$-	$11,000
Total unamortized intangible assets		11,000	-	-	11,000

Amortized intangible assets:
Product licenses	8.4 years	2,846	-	(1,507)	1,339
Supplier contracts	5.0 years	583	-	(165)	418
Acquired developed technologies	7.7 years	357,892	-	(255,866)	102,026
Total amortized intangible assets		361,321	-	(257,538)	103,783

Total intangible assets		$372,321	$-	$(257,538)	$114,783

		As of December 31, 2016
	Weighted	Gross Carrying		Accumulated	Net Carrying
	Average Life	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
In-process research and development	Indefinite	$26,500	$(15,500)	$-	$11,000
Total unamortized intangible assets		26,500	(15,500)	-	11,000

Amortized intangible assets:
Brand	0.0 years	3,887	(891)	(2,996)	-
Product licenses	8.4 years	2,846	-	(1,232)	1,614
Supplier contracts	5.0 years	583	-	(78)	505
Acquired developed technologies	7.7 years	379,737	(15,052)	(208,233)	156,452
Total amortized intangible assets		387,053	(15,943)	(212,539)	158,571

Total intangible assets		$413,553	$(31,443)	$(212,539)	$169,571

As of September 30, 2017, the weighted average remaining life for our definite-lived intangible assets in total was approximately 11.6 years.

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

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows (in thousands):

Amount
2017 (October - December)	$18,152
2018	13,961
2019	5,507
2020	5,420
2021	5,325
Thereafter	55,418
Total	$103,783

Amortization expense was $18.2 million and $54.8 million for the three and nine months ended September 30, 2017, respectively, of which, $30,000 and $88,000 are included in cost of product sales in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively. Amortization expense was $20.6 million and $64.9 million for the three and nine months ended September 30, 2016, respectively, of which, $29,000 and $48,000 is included in cost of product sales in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016, respectively.

Note 6. Accrued Allowances

Accrued allowances consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued returns allowance	$19,875	$18,314
Accrued price adjustments	31,927	35,234
Accrued government program rebates	6,452	7,413
Total	$58,254	$60,961

Note 7. Debt

Debt, net of discounts and deferred financing costs, consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
4.25% Convertible Notes	$64,879	$104,071
Exchangeable Notes	8,266	-
Delayed draw term loan	27,584	-
Treximet Secured Notes	168,833	183,353
Wells Fargo Credit Facility	-	14,000
ABL Credit Agreement	14,185	-
Total outstanding debt	283,747	301,424
Less current portion	-	11,103
Long-term debt outstanding, net	$283,747	$290,321

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

The Company is required to separate the conversion option in the 4.25% Convertible Notes under Accounting Standards Codification (ASC) 815, Derivatives and Hedging. During April 2015, the Company recorded the bifurcated conversion option valued at $28.5 million as a derivative liability, which created a discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period, while the discount created on the 4.25% Convertible Notes is accreted as interest expense over the life of the debt. The derivative liability is valued at $178,000 and $230,000 as of September 30, 2017 and December 31, 2016, respectively. If the Company obtains shareholder approval to remove the contractual limit on the number of shares that may be delivered to settle the conversion of the 4.25% Convertible Notes, the conversion feature may meet an exception from derivative accounting and no longer require separate accounting as a bifurcated derivative. As the conversion feature is accounted for as a bifurcated derivative liability, the Company was not required to consider whether the cash conversion or beneficial conversion guidance contained in ASC 470-20, Debt with Conversion and Other Options, is applicable to the 4.25% Convertible Notes.

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

Interest expense was $1.7 million and $6.4 million for the three and nine months ended September 30, 2017, respectively and $2.3 million and $6.8 million for the three and nine months ended September 30, 2016, respectively, related to the 4.25% Convertible Notes. Change in fair value of derivative liability was a benefit of $46,000 and an expense of $38,000 for the three and nine months ended September 30, 2017, respectively, and an expense of $209,000 and a benefit of $6.7 million for the three and nine months ended September 30, 2016, respectively. Accrued interest on the 4.25% Convertible Notes was approximately $1.7 million and $1.4 million as of September 30, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $5.0 million, which are being amortized using the effective interest method. As of September 30, 2017, $525,000 and $1.6 million are recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets and Convertible Notes - long-term, respectively. As of December 31, 2016, $705,000 and $3.3 million are recorded on the consolidated balance sheet in Prepaid expenses and other current assets and Convertible Notes - long-term, respectively. As of September 30, 2017 and December 31, 2016, the Company had outstanding borrowings of $78.2 million and $130.0 million, respectively, related to the 4.25% Convertible Notes.

The Company recorded $14.7 million as gain from exchange of debt for the three and nine months ended September 30, 2017, respectively. The $14.7 million gain consisted of the following (in thousands):

4.25% Convertible Notes:
Principal	$51,775
Deferred financing costs	(1,452)
Debt discount	(8,147)
Derivative liability	91
Exchangeable Notes:
Principal	(36,243)
Debt discount	25,091
Fair value of conversion option	(12,690)
Issuance of 1.1 million shares	(3,775)
Net Gain on Extinguishment	$14,650

Exchangeable Notes

On July 20, 2017, the Company entered into an exchange agreement (the Exchange Agreement) with certain holders of its 4.25% Convertible Notes pursuant to which $51.8 million of aggregate principal amount of its 4.25% Convertible Notes held by such holders were exchanged for (i) $36.2 million aggregate principal amount of 4.25%/5.25% Exchangeable Senior Notes due 2022 (the Exchangeable Notes), issued by Pernix Ireland Pain Limited, or PIPL, a wholly-owned subsidiary of the Company, pursuant to an Indenture, dated July 21, 2017 (the New Notes Indenture), among PIPL, the guarantors party thereto (the Guarantors), and Wilmington Trust, National Association, as Trustee and (ii) 1,100,498 shares of the Company's common stock.

The Exchangeable Notes issued under the New Notes Indenture are guaranteed by the Company and each other subsidiary thereof. The Exchangeable Notes are senior, unsecured obligations of PIPL DAC. Interest on the Exchangeable Notes will be paid in cash or a combination of cash and in-kind interest at PIPL DAC's election. Interest paid in cash (the "All Cash Method") will accrue at a rate of 4.25% per annum, while interest paid in a combination of cash and in-kind will accrue at a rate of 5.25% per annum, with 2.25% per annum (plus additional interest, if any) capitalized to the principal amount of the Exchangeable Notes, and the balance paid in cash. The maturity date of the Exchangeable Notes Indenture is July 15, 2022.

The Exchangeable Notes initially are exchangeable into shares of the Company's common stock at an exchange price per share of $5.50 (the Exchange Price). The Exchange Price will be subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on the Company's common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain Company tender or exchange offers.

Holders will exchange all or a portion of their Exchangeable Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

Upon not less than 30 nor more than 45 trading days' notice, if the daily Volume Weighted Average Price (VWAP) (as defined in the Exchangeable Notes Indenture) of the Company's common stock has been at least 120% of the Exchange Price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which such notice of redemption is provided (the "Provisional Redemption", and such date of a Provisional Redemption, the "Redemption Date"), the Company will have the right to redeem any or all of the Exchangeable Notes at a price equal to 100% of the principal amount thereof (including any interest capitalized thereto) plus accrued interest that has not been paid or capitalized to, but excluding, the date on which the Exchangeable Notes are to be redeemed. The redemption price will be paid in cash.

No "sinking fund" will be provided for the Exchangeable Notes, which means that PIPL DAC will not be required to periodically redeem or retire the Exchangeable Notes. If PIPL DAC or the Company undergoes a Fundamental Change (as defined below), subject to certain conditions, holders of the Exchangeable Notes may require PIPL DAC to repurchase for cash all or part of their Exchangeable Notes. The fundamental change repurchase price will be equal to 100% of the principal amount (including any interest capitalized thereto) of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date, chosen by PIPL DAC, that is not less than 20 business days or more than 35 business days following the date on which notice of the Fundamental Change was provided by PIPL DAC.

Under the Exchangeable Notes Indenture, a "Fundamental Change" will be deemed to have occurred if, among other events, any of the following occurs: (i) any "group" or "person," within the meaning of Section 13(d) of the Securities Exchange Act of 1934 (as amended, the "Exchange Act"), other than a permitted holder under the Exchangeable Notes Indenture, becomes the direct or indirect "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, of the Company's common stock representing more than 50% of the Company's voting power; (ii) the Company consummates any recapitalization, reclassification or change of the Company's common stock, subject to certain exceptions as contained in the Exchangeable Notes Indenture; (iii) the Company effects any share exchange, consolidation or merger pursuant to which the Company's common stock will be converted into cash, securities or other property or assets; (iv) the Company effects any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the Company's consolidated assets to a person or entity other than a permitted holder under the Exchangeable Notes Indenture; (v) the Company's stockholders approve a plan or proposal for the Company's liquidation or dissolution or the liquidation or dissolution of PIPL DAC; and (vi) the Company's common stock ceases to be listed on The New York Stock Exchange, The NASDAQ Global Select Market or The NASDAQ Global Market (or any of their respective successors).

Holders of the Exchangeable Notes are entitled to receive, in certain circumstances, additional shares of the Company's common stock upon exchanges of Exchangeable Notes in connection with a Provisional Redemption or certain Fundamental Changes.

Subject to certain limited exceptions, the Exchangeable Notes contain covenants which prohibit or limit the ability of PIPL DAC and the Guarantors to, among other things: (i) pay cash dividends or making distributions on the Company's capital stock or redeem or repurchase the Company's capital stock; (ii) create, assume or suffer to exist at any time any lien upon any of the Company's properties or assets; (iii) incur any debt other than debt permitted under the terms of the Exchangeable Notes Indenture; (iv) enter into transactions with affiliates other than on terms and conditions that, taken as a whole, would be obtained in an arm's-length transaction with non-affiliates; and (v) make any sale of the Company's assets and the assets of the Company's subsidiaries except in accordance with the terms of the Exchangeable Notes Indenture.

The Exchangeable Notes Indenture provides for customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving PIPL DAC) occurs and is continuing, the Trustee by notice to PIPL DAC, or the holders of at least 25% in principal amount of the then outstanding Exchangeable Notes by written notice to PIPL DAC and the Trustee, may declare 100% of the accreted principal of and accrued and unpaid interest, if any, on all of the Exchangeable Notes to be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving PIPL DAC, 100% of the principal of and accrued and unpaid interest, if any, on all of the Exchangeable Notes will become due and payable automatically, including a make-whole premium in an amount equal to the present value of the interest that would accrue on such Exchangeable Notes (assuming the All Cash Method) from, and including, such date of acceleration until the maturity date of the Exchangeable Notes, with such present value computed using a discount rate equal to the sum of (i) the yield to maturity of United States Treasury securities with remaining maturity equal to that of the Exchangeable Notes (as determined in a commercially reasonable manner by PIPL DAC) on such date of acceleration and (ii) 50 basis points. Notwithstanding the foregoing, for up to 270 days after the occurrence of an event of default, PIPL DAC may elect to have the sole remedy for an event of default relating to certain of PIPL DAC's failures to comply with certain reporting covenants in the Exchangeable Notes Indenture consist exclusively of the right to receive additional interest on the Exchangeable Notes.

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

Interest expense was $599,000 for the three and nine months ended September 30, 2017, respectively, and $0 for the three and nine months ended September 30, 2016, related to the Exchangeable Notes. Accrued interest on the Exchangeable Notes was approximately $300,000 and $0 as of September 30, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $3.5 million, which are being amortized using the effective interest method. As of September 30, 2017, $278,000 and $3.2 million are recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets and Convertible Notes - long-term, respectively. As of September 30, 2017 and December 31, 2016, the Company had outstanding borrowings of $36.2 million and $0, respectively, related to the Exchangeable Notes, respectively and classified as Convertible Notes - long-term, on the unaudited condensed consolidated balance sheets.

Term Facility:

PIPL DAC entered into a term loan credit agreement (the Delayed Draw Term Loan or DDTL) with Cantor Fitzgerald Securities, as agent (the Term Agent) and the lenders party thereto to obtain the DDTL. $30 million under the DDTL was drawn on the date of closing of the Transactions, and the remaining $15 million will be available for subsequent draws for certain specified purposes, including to finance certain acquisitions, subject to conditions set forth in the Term Credit Agreement. The DDTL includes an incremental feature that allows PIPL DAC, with the consent of the requisite lenders under the Term Facility, to obtain up to an additional $20 million in term loan commitments from new or existing lenders under the DDTL that agree to provide such commitments. Interest on the loans will accrue either in cash or a combination of cash and in kind interest, at PIPL DAC's election. Cash interest will accrue at a rate of 7.50% per annum, while the combination of cash and in-kind interest will accrue at a rate of 8.50% per annum, with up to 4.00% per annum added to the principal amount of loans and the balance paid in cash. The DDTL contains representations and warranties, affirmative and negative covenants, and events of default applicable to PIPL DAC and its subsidiaries (if any) that are customary for credit facilities of this type. The DDTL will mature on July 21, 2022.

PIPL DAC also entered into a mortgage debenture with Cantor Fitzgerald Securities as agent, pursuant to which PIPL DAC's obligations under the DDTL will be secured by substantially all of the assets of PIPL DAC and its future-acquired subsidiaries.

Interest expense was $438,000 for the three and nine months ended September 30, 2017, respectively and $0 for the three and nine months ended September 30, 2016, related to the DDTL. Accrued interest on the DDTL was approximately $438,000 and $0 as of September 30, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $3.0 million, which are being amortized using the effective interest method. As of September 30, 2017, $496,000 and $2.4 million are recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets and Delayed draw term loan - long-term, net, respectively. As of September 30, 2017 and December 31, 2016, the Company had outstanding borrowings of $30.0 million and $0, respectively, related to the DDTL, respectively and classified as Delayed draw term loan - long-term, on the unaudited condensed consolidated balance sheets, net of unamortized issuance costs.

Secured Notes:

Treximet Note Offering

On August 19, 2014, the Company issued $220.0 million aggregate principal amount of its 12% Senior Secured Notes due 2020 (the Treximet Secured Notes) pursuant to an Indenture (the "August 2014 Indenture") dated as of August 19, 2014 among the Company, certain of its subsidiaries (the "Treximet Guarantors") and U.S. Bank National Association (the August 2014 Trustee), as trustee and collateral agent.

The Treximet Secured Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year (each, a Payment Date), beginning on February 1, 2015. On each Payment Date, commencing August 1, 2015, the Company began paying installments of principal of the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date). At each month-end beginning with January 2015, the net sales of Treximet will be calculated, the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment must be paid at that time. The remaining balance outstanding on the Treximet Secured Notes will be due on the maturity date, which is August 1, 2020. As of September 30, 2017 and December 31, 2016, the Company classified $0 and $12.8 million, respectively, of the Treximet Secured Notes as a current liability and $172.1 and $176.8 million as a non-current liability, respectively.

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

Interest expense related to the Treximet Secured Notes was $5.2 million and $15.9 million for the three and nine months ending September 30, 2017, respectively and was $5.7 million and $17.6 million for the three and nine months ending September 30, 2016, respectively. Accrued interest on the Treximet Secured Notes was approximately $3.4 million and $9.5 million as of September 30, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $7.8 million, which are being amortized using the effective interest method. As of September 30, 2017, $1.3 million and $2.5 million are recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets and Treximet Secured Notes - long-term, respectively. As of December 31, 2016, $1.3 million and $3.4 million are recorded on the consolidated balance sheet in Treximet Secured Notes - current and Treximet Secured Notes - long-term, respectively.

On April 13, 2015, the Company furnished to the holders of the Treximet Secured Notes a Consent Solicitation Statement (the Consent Solicitation). The Consent Solicitation sought the consent of the holders of a majority of the principal amount of the Treximet Secured Notes to amend the August 2014 Indenture, that governs the Treximet Secured Notes to allow the Company to, among other things, incur up to $42.2 million of additional debt (the Indenture Amendments) in exchange for a consent fee in cash equal to 1% of the principal amount of consenting Treximet Secured Notes (the Consent Fees). Through April 28, 2015, the Company received consent to the Indenture Amendments from holders representing approximately 98% of the principal amount of the Notes, and subsequently paid the holders approximately $2.2 million during the year ended December 31, 2015. The remaining unamortized cost of inducement of $403,000 and $773,000 is recorded in prepaid expenses and other current assets and Treximet Secured Notes - long term on the unaudited condensed consolidated balance sheet at September 30, 2017, respectively and $403,000 and $1.1 million is recorded in Treximet Secured Notes - current and Treximet Secured Notes - long term on the unaudited condensed consolidated balance sheet at December 31, 2016, respectively and are being amortized using the straight-line method, which approximates the effective interest method.

Credit Facility:

Cantor Fitzgerald

On July 21, 2017, Pernix and certain subsidiaries of Pernix as borrowers and guarantors (the "ABL Borrowers") and Pernix Ireland Pain DAC, Pernix Ireland Limited, Pernix Holdco 1, LLC, Pernix Holdco 2, LLC and Pernix Holdco 3, LLC as additional guarantors (the ABL Guarantors), entered into an asset-based revolving credit agreement (the ABL Credit Agreement) with Cantor Fitzgerald Securities, as agent (the ABL Agent) and the lenders party thereto to obtain the ABL Credit Agreement.

The ABL Borrowers' obligations under the ABL Credit Agreement are guaranteed by the ABL Borrowers and the ABL Guarantors are secured by, among other things, the ABL Borrowers' cash, inventory and accounts, in each case pursuant to a guaranty and security agreement between the ABL Borrowers, ABL Guarantors and Cantor Fitzgerald Securities as agent. Availability of borrowings under the ABL Credit Agreement from time to time will be subject to a borrowing base calculation based upon a valuation of the ABL Borrowers' eligible inventories and eligible accounts receivable, each multiplied by an applicable advance rate, subject to adjustments in accordance with the ABL Credit Agreement. Borrowings under the ABL Credit Agreement will bear interest at the rate of LIBOR plus 7.50%. In addition, the ABL Borrowers will be required to pay a commitment fee on the undrawn commitments under the ABL Credit Agreement from time to time at a rate per annum of 0.25% on the unused commitments under the ABL Credit Agreement, payable monthly. The ABL Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default applicable to the Company, the other ABL Borrowers, the ABL Guarantors and their respective subsidiaries that are customary for credit facilities of this type. The ABL Credit Agreement will mature on July 21, 2022.

Interest expense was $257,000 for the three and nine months ended September 30, 2017, respectively and $0 for the three and nine months ended September 30, 2016, related to the ABL Credit Agreement. Accrued interest on the ABL Credit Agreement was approximately $31,000 and $0 as of September 30, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $2.9 million, which are being amortized using the effective interest method. As of September 30, 2017, $581,000 and $2.2 million are recorded on the unaudited condensed consolidated balance sheet in Prepaid expenses and other current assets and Other assets, respectively. As of September 30, 2017 and December 31, 2016, the Company had outstanding borrowings of $14.2 million and $0, respectively, related to the ABL Credit Agreement, respectively and classified as Credit facility - long-term, net, on the unaudited condensed consolidated balance sheets.

Wells Fargo

On August 21, 2015, the Company entered into the Credit Agreement with Wells Fargo, as Administrative Agent and the lenders party thereto for a $50.0 million, three-year senior secured revolving credit facility (the Wells Fargo Credit Facility), which may be increased by an additional $20.0 million in the lenders' discretion.

As discussed earlier, the ABL Credit Facility entered into on July 21, 2017 replaced the Wells Fargo Credit Facility and the Company used the proceeds from the ABL Credit Facility to repay the outstanding obligation of the Wells Fargo Credit Facility.

The Company's obligations under the Wells Fargo Credit Facility were secured by, among other things, the Company's and certain subsidiaries' inventory and accounts receivable, and were guaranteed by certain of the Company's subsidiaries. As of September 30, 2017 and December 31, 2016, $0 and $14.0 million was outstanding under the Wells Fargo Credit Facility, respectively. The $14.0 million outstanding at December 31, 2016 was classified as Credit facility - long-term on the unaudited condensed consolidated balance sheet. The Wells Fargo Credit Facility contained representations and warranties, affirmative, restrictive and financial covenants, and events of default (applicable to the Company and certain of its subsidiaries) which were customary for a credit facility of this type. The effective interest rate was 14.91% at June 30, 2017.

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

The Amendment also amended certain of the covenants with which the Borrowers must comply under the Credit Agreement. The Amendment replaced the financial covenant in the Credit Agreement with (i) the requirement to maintain a cash balance of at least $8,000,000, tested weekly, and (ii) the requirement that the Borrowing Base (as defined in the Credit Agreement), less the principal amount of all loans outstanding, be greater than $15,000,000 from and after the date that is 30 days after the effective date of the Amendment. The Amendment also provides Wells Fargo, as Administrative Agent, with certain additional information rights and appraisal rights. In addition, Wells Fargo agreed to not impose certain reserves upon the Borrowing Base in connection with the previously disclosed arbitral award made to GSK. The Borrowers paid to Wells Fargo a fee of $140,000 in connection with the execution of the Amendment.

Interest expense related to the Wells Fargo Credit Facility was $55,000 and $378,000, for the three and nine months ending September 30, 2017, respectively and was $103,000 and $241,000, for the three and nine months ending September 30, 2016, respectively. Accrued interest on the Wells Fargo Credit Facility was approximately $0 and $37,000 as of September 30, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $270,000 as a result of the original agreement and an additional $220,000 as a result of the Amendment, both of which were amortized using the effective interest method. As of September 30, 2017, $0 is recorded on the unaudited condensed consolidated balance sheet. As of December 31, 2016, $90,000 and $60,000 are recorded on the consolidated balance sheet in Prepaid expenses and other current assets and Other assets, respectively. Due to the Amendment discussed above, the Company accelerated the amortization of the remaining debt issuance costs in the quarter ended June 30, 2017.

The following table represents the future maturity schedule of the outstanding debt and line of credit at September 30, 2017 (in thousands):

Amount
2017	$-
2018	-
2019	-
2020	172,070
2021	78,225
Thereafter	80,428
Total maturities	330,723
Less:
Note discount	(36,563)
Deferred financing costs	(10,413)
Total outstanding debt, net	$283,747

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

During the three months ended September 30, 2017 and 2016, the Company sold 372,176 and 984,148 shares, respectively, of common stock under the Sales Agreement at an average price of approximately $3.21 per share and $6.56 per share for gross proceeds of $1.2 million and $6.5 million and net proceeds of $1.1 million and $6.2 million, respectively, after deducting Cantor's commission. During the nine months ended September 30, 2017 and 2016, the Company sold 372,176 and 3,376,284 shares of common stock under the Sales Agreement at an average price of approximately $3.21 and $5.59 per share for gross proceeds of $1.2 million and $18.9 million and net proceeds of $1.1 million and $18.3 million, respectively, after deducting Cantor's commission. As of September 30, 2017, approximately $78.4 million of common stock remained available to be sold under this facility.

Warrants

As of September 30, 2017, the Company has approximately 32,992 outstanding common stock warrants in connection with the acquisition of Somaxon Pharmaceuticals, Inc. (Somaxon) in March 2013.

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

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing mode were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average expected
stock price volatility	88.0%	81.7%	87.6%	71.8%
Estimated dividend yield	-	-	-	-
Risk-free interest rate	2.0%	1.3%	2.0%	1.4%
Expected life of option (in years)	6.2	6.2	6.2	6.2
Weighted average grant date
fair value per option	$2.15	$4.20	$2.15	$12.59

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

Stock-based compensation expense was $531,000 and $1.9 million for the three and nine months ended September 30, 2017, respectively and was ($159,000) and $2.1 million for the three and nine months ended September 30, 2016, respectively. Stock-based compensation expense for the periods presented is included within the selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

Stock Options

As of September 30, 2017, approximately 889,000 options are outstanding that have been issued to employees and directors under the Company's Golf Trust of America, Inc. 2007 Stock Option Plan, the Amended and Restated Pernix Therapeutics Holdings, Inc. 2009 Stock Incentive Plan and the 2015 Plan. As of September 30, 2017, there was approximately $3.0 million of total unrecognized compensation cost related to non-vested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 1.91 years.

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

The Company utilized a Monte Carlo simulation to determine the grant date fair value of the Performance Options. Compensation expense is recognized over the performance period of each tranche in accordance with ASC 718, Compensation - Stock Compensation. The Company recorded share-based compensation expense related to these options of $0 for each of the three and nine months ended September 30, 2017, respectively and $0 and $35,000, for the three and nine months ended September 30, 2016, respectively.

The following table shows the option activity, described above, during the nine months ended September 30, 2017 (share and intrinsic values in thousands):

			Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Shares	Price	(years)	Value
Options Outstanding at December 31, 2016	650	$25.85
Granted	295	2.89
Exercised	-	-		$-
Cancelled	(56)	43.26
Expired	-	-
Options outstanding at September 30, 2017	889	$17.22	8.8	$87
Options vested and expected to
vest as of September 30, 2017	624	$22.41	8.5	$36
Options vested and exercisable as of September 30, 2017	232	$34.83	7.8	$-

The total intrinsic value of options exercised during each of the three and nine months ended September 30, 2017 and 2016 was $0.

Options issued subsequent to January 2014 have a graded vesting schedule over either three or four years. The Company's stock option grants expire ten years from the date of grant.

Restricted Stock

The following table shows the Company's non-vested restricted stock activity during the nine months ended September 30, 2017 (share and intrinsic values in thousands):

		Weighted Average	Aggregate
		Grant Date Fair	Intrinsic
	Shares	Value	Value
Non-vested restricted stock outstanding at December 31, 2016	197	$3.36
Granted	59	2.81
Vested	(66)	3.36	$206
Forfeited	(1)	2.78
Non-vested restricted stock outstanding at September 30, 2017	189	$3.19

As of September 30, 2017, there was $314,000 of total unrecognized compensation cost related to non-vested restricted stock issued to employees and directors of the Company.

Note 9. Income Taxes

The Company reported an income tax expense of $27,000 and $122,000 for the three and nine months ended September 30, 2017, respectively and an income tax expense of $1,000 and $26,000 for the three and nine months ended September 30, 2016, respectively. The Company's effective tax rate was (0.3%) for the nine months ended September 30, 2017, compared to an estimated annual effective rate of 0.0% for the nine months ended September 30, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All deferred tax assets were subject to a full valuation allowance as of September 30, 2017 and December 31, 2016.

The Company evaluates the realizability of its U.S. net deferred tax assets based on all available evidence, both positive and negative, on a quarterly basis. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that due to recent losses there is a continued need for a full valuation allowance against all of the Company's deferred tax assets as of September 30, 2017 and December 31, 2016.

As of September 30, 2017, our gross deferred tax assets are comprised primarily of U.S. Federal net operating losses and accruals, and our gross deferred tax liabilities are comprised primarily of differences in the financial statement and tax bases of intangible assets.

The Company files income tax returns with both federal and state-level taxing authorities in the U.S., and with the taxing authorities of various foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. As of September 30, 2017, the Company's 2014 and 2015 Federal tax returns are under examination by the Internal Revenue Service (the IRS). Other years subject to potential examination by the IRS include 2013 and 2016.

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

On July 20, 2017, the Pernix Parties and GSK entered into Amendment No. 2 to the Interim Settlement Agreement between the Pernix Parties and GSK dated July 27, 2015.  Amendment No. 2 supersedes Amendment No. 1 and permits payment by the Pernix Parties to GSK of a reduced amount in full satisfaction of the remaining approximately $21.2 million unpaid portion of the Award granted to GSK in the arbitration of certain matters previously disputed by the parties.  Pursuant to Amendment No. 2, the Pernix Parties are obligated to make two fixed payments to GSK: (i) a payment of $3.45 million due on or before August 4, 2017 and (ii) a payment of $3.2 million due on or before December 31, 2017. Also pursuant to Amendment No. 2, the Pernix Parties agreed that if on or before September 30, 2019, Pernix (x) redeems or repurchases 4.25% Convertible Notes for greater than 31.00 cents for every one dollar of principal amount outstanding or (y) exchanges such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31.00 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, Pernix shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2 million.  GSK has agreed that for so long as the Pernix Parties comply with the payment terms set forth in the Amendment No. 2, enforcement of the Award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the Award, and that the outstanding balance of the Award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms.  As of September 30, 2017, $3.2 million is owed under this settlement and is recorded in other liabilities - current on the Company's unaudited condensed consolidated balance sheet. Also, the Company has recorded $2.0 million as contingent consideration for the potential payment due by September 30, 2019 and is recorded in other liabilities - long term on the Company's unaudited condensed consolidated balance sheet at September 30, 2017. Also, the Company recorded $10.5 million as Gain from legal settlement in the three and nine months ended September 30, 2017 pursuant to Amendment No. 2 in the condensed consolidated statements of operations and comprehensive loss.

Recro Gainesville LLC v. Actavis Laboratories FL, Inc., District of Delaware Case Nos. 14-1118, 15-413, and 15-1196; Recro Gainesville LLC v. Alvogen Malta Operations Ltd., District of Delaware Case No. 14-1364

Recro is the owner of U.S. Patent Nos. 6,228,398 ("the '398 Patent") and 6,902,742 ("the '742 Patent"), both of which expire on November 1, 2019, and U.S. Patent No. 9,132,096 ("the '096 Patent"), which expires on September 12, 2034.  All three patents (collectively, "the Orange Book Patents") are listed in the United States Food and Drug Administration's ("FDA's") Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations ("Orange Book") as covering Zohydro ER.  Actavis and Alvogen each filed Abbreviated New Drug Applications ("ANDAs") with the FDA seeking approval of proposed generic versions of Zohydro ER in 10, 15, 20, 30, 40, and 50 mg dosage strengths.  Those ANDAs and amendments thereto contained certifications asserting that the Orange Book Patents are invalid and not infringed.  Pursuant to the Hatch-Waxman Act, Recro brought suit against Actavis on September 3, 2014 and May 21, 2015 for declaratory judgment of infringement of the '398 and '742 Patents, and on December 23, 2015 for declaratory judgment of infringement of the '096 Patent.  In response, Actavis filed counterclaims seeking declaratory judgments of noninfringement and invalidity of all three Orange Book Patents.  Pursuant to the Hatch-Waxman Act, Recro brought suit against Alvogen on November 3, 2014 for declaratory judgment of infringement of the '398 and '742 Patents.  In response, Alvogen filed counterclaims seeking declaratory judgments of noninfringement and invalidity of those two patents.  On September 13, 2016, Recro and Actavis jointly filed a stipulation of dismissal of all claims and counterclaims relating to the '398 Patent, and that stipulation was entered by the Court on September 14, 2016.  On September 29, 2016, Recro and Alvogen jointly filed a stipulation of dismissal of all claims and counterclaims then-pending, and that stipulation was entered by the Court on September 30, 2016, ending the case between Recro and Alvogen.  Recro and Actavis participated in a bench trial in the United States District Court for the District of Delaware regarding the '742 and '096 Patents, which was completed on October 7, 2016.  During the trial, Actavis declined to pursue its invalidity counterclaims as to both the '742 and '096 Patents.  The parties' post-trial submissions regarding the remaining issues of infringement were filed on November 7, 2016. The 30-month stay for Actavis expired on February 12, 2017 and on February 22, 2017, the United States District Court for the District of Delaware concluded that Actavis Laboratories FL, Inc.'s proposed generic versions of Zohydro ER infringe U.S. Patent Nos. 9,132,096 (which expires on September 12, 2034) and 6,902,742 (which expires on November 1, 2019). Further, the court entered an order enjoining Actavis from engaging in the commercial manufacture, use, offer to sell, or sale in the United States, or importation into the United States of Actavis' ANDA product prior to expiration of these two patents. On March 22, 2017, Actavis filed an appeal, which is currently pending.

Pernix Ireland Pain, DAC and Pernix Therapeutics, LLC v. Actavis Laboratories FL, Inc., District of Delaware Case No. 16-138; Pernix Ireland Pain, DAC. and Pernix Therapeutics, LLC v. Alvogen Malta Operations, Ltd., District of Delaware Case No. 16-139.

Pernix Ireland Pain, DAC is the owner of U.S. Patent No. 9,265,760 ("the '760 Patent"), which issued on February 23, 2016, U.S. Patent No. 9,326,982 ("the '982 Patent"), which issued on May 3, 2016, U.S. Patent No. 9,333,201 ("the '201 Patent"), which issued on May 10, 2016, and U.S. Patent No. 9,339,499 ("the '499 Patent"), which issued on May 17, 2016 (collectively, the "Pernix Zohydro® ER Patents").  The Pernix Zohydro® ER Patents are listed in the Orange Book as covering Zohydro® ER.  Pernix Therapeutics, LLC ("Pernix") is the exclusive licensee of the Pernix Zohydro® ER Patents and is the sole distributor of Zohydro® ER in the United States.  As discussed above, Actavis and Alvogen ("Defendants") each filed Abbreviated New Drug Applications ("ANDAs") with the FDA seeking approval of proposed generic versions of Zohydro® ER in 10, 15, 20, 30, 40, and 50 mg dosage strengths, and litigation regarding those ANDAs is ongoing in the District of Delaware in Recro Gainseville LLC v. Actavis Laboratories FL, Inc., District of Delaware Case Nos. 14-1118, 15-413, 15-1196; and Recro Gainseville LLC v. Alvogen Malta Operations Ltd., District of Delaware Case No. 14-1364.  Pernix brought suit against Defendants in the District of Delaware on March 4, 2016, seeking declaratory judgment of infringement of the '760 Patent. The Complaints relating to the '760 Patent were served on March 7, 2016. Pernix filed and served First and Second Amended Complaints on May 13, 2016 and May 31, 2016, against Alvogen and Actavis respectively, adding allegations of infringement with respect to the '982, '201, and '499 Patents.  Defendants filed Motions to Dismiss the Complaints under Rule 12(b)(6), asserting that the claims of the Pernix Zohydro® ER Patents are invalid under 35 U.S.C. 101. Briefing regarding the Motion to Dismiss was completed on July 11, 2016.  United States Patent Nos. 9,421,200 ("the '200 Patent") and 9,433,619 ("the '619 Patent") issued on August 23, 2016 and September 5, 2016, respectively.  Pernix filed and served Second and Third Amended Complaints, against Alvogen and Actavis respectively, on October 12, 2016, adding allegations of infringement with respect to the '200 and '619 Patents.  Actavis and Alvogen filed their respective Answers on November 30, 2016, denying Pernix's infringement allegations, and raising Counterclaims of non-infringement and invalidity as to each of the asserted Pernix patents.  Trial is scheduled for April 16, 2018.

Medicine to Go Pharmacies, Inc. v. Macoven Pharmaceuticals, LLC and Pernix Therapeutics Holdings, Inc., District Court of New Jersey Case No. 3:16-cv-07717

On October 23, 2016, Medicine to Go Pharmacies, Inc. (the Macoven Plaintiff) filed an action against Macoven, Pernix and unidentified individuals seeking redress for the sending of unlawful advertisements to facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227. On December 2, 2016, the Company filed its answers in defense of the allegations. The fax campaign that is the subject of this litigation was administered by a third party, Odyssey Services (Odyssey), that was not initially named as a defendant in this litigation. On June 22, 2017, Pernix filed a third-party complaint against Odyssey, seeking indemnity and contribution for any amounts that Pernix may be liable to pay to the Plaintiff.  Odyssey has since filed a motion for summary judgment, seeking to dismiss the third-party claims against it.  That motion is currently pending before the Court.  Pernix therefore may not be able to secure indemnification from Odyssey for costs that it might incur relative to this matter, and insurance defense and indemnity do not appear available to the Company. Pernix is in the process of attempting to quantify its potential liability; however, it disputes plaintiffs' claims and, based upon known facts, intends to vigorously defend itself in this litigation.

Other Commitments and Contingencies

In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor.  As of September 30, 2017, remaining payment obligations of the Company owed under these settlement agreements are $500,000. The balance is payable in equal annual installments of $250,000 through 2019. The current portion is recorded in other liabilities - current and the non-current portion is recorded in other liabilities - long-term on the Company's unaudited condensed consolidated balance sheets as of September 30, 2017.

During the first quarter of 2014, the Company settled all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by the Company. As part of the settlement, the Company agreed to pay $12.0 million, payable in annual amounts of $2.0 million until the settlement is paid in full. As of September 30, 2017, the net present value of remaining payment obligations owed under this settlement agreement is $3.8 million. The current portion is recorded in other liabilities - current and the non-current portion is recorded in other liabilities - long-term on the Company's unaudited condensed consolidated balance sheet as of September 30, 2017.

In connection with the acquisition of Treximet, the Company is responsible for the payment of royalties to Pozen of 18% of Treximet net sales with quarterly minimum royalty amounts of $4.0 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.

Note 11. Restructuring

On July 7, 2016, the Company announced a restructuring of its sales force and operations (2016 Restructuring). The 2016 Reorganization included (1) a reduction of 54 sales positions, primarily from the Company's Neurology sales team; (2) prioritization and reorganization of sales territories to reduce the inefficient time that sales representatives spent driving long distances between customers; (3) improvement of the Company's compensation plan to incentivize the field sales staff to increase the frequency of calls on the focused targets; and (4) consolidation of the Neurology and Pain sales forces under one sales management structure to eliminate redundancies. In addition, as part of this initiative, the Company reduced its administrative staff by 6 employees. The Company incurred $34,000 during the nine months ended September 30, 2017 in contract termination costs associated with the 2016 Restructuring. To date the Company has incurred $2.4 million in costs related to the 2016 Restructuring, consisting of $1.4 million related to employee termination benefits and $1.0 million related to contract termination costs. All associated contract termination cost payments are expected to be paid by December 31, 2017.

A summary of accrued restructuring costs, included as a component of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets, is as follows (in thousands):

	December 31,				September 30,
	2016	Charges	Cash	Non-cash	2017
2016 Restructuring	$618	$34	$(361)	$-	$291
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

Note 13. Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2017	2016
Supplemental disclosures of Cash Flow Information:
Cash (received) paid for income taxes, net	$(873)	$(3,482)
Cash paid for interest	25,920	27,294
Supplemental disclosures of Non-cash Investing and Financing Activities:
Conversion of 4.25% Convertible Notes	(51,775)	-
Issuance of 1,100,498 shares in exchange transaction	3,775	-
Issuance of Exchangeable Notes	36,243	-

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before they can be recognized. Previously unrecognized deferred tax assets were recognized on a modified retrospective basis for the three months ended March 31, 2017, which resulted in a cumulative-effect adjustment to our retained earnings of zero due to the full valuation allowance against deferred tax assets. Under ASU 2016-09, excess tax benefits related to employee share-based payments are not reclassified from operating activities to financing activities in the statement of cash flows. We applied the effect of ASU 2016-09 to the presentation of excess tax benefits in the statement of cash flows, prospectively. Since there were no excess tax benefits for the three and nine months ended September 30, 2017, this election did not result in a change in presentation on the statement of cash flows for the nine months ended September 30, 2017. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years and interim periods within those years, beginning after December 15, 2016. Accordingly, the standard is effective for the Company on January 1, 2018 using either a full retrospective or a modified retrospective approach. The Company anticipates adopting the standard using the modified retrospective method. There may be differences in timing of revenue recognition under the new standard compared to recognition under ASC 605, Revenue Recognition. The Company is continuing to evaluate the new revenue recognition guidance. The Company has completed a high-level impact assessment and has commenced an in-depth evaluation of the adoption impact, which involves review of selected revenue arrangements. The majority of the Company's revenue relates to the sale of finished product to various customers and we are still in the process of evaluating the impact that the adoption of the new standard will have on the accounting for these transactions.

There were no other recent accounting pronouncements that have not yet been adopted by the Company that are expected to have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in "Part I-Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth under "Part I-Item1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016, "Part II-Item1A. Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2017, Exhibit 99.4 of our Current Report on Form 8-K, filed with the SEC on July 20, 2017 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017.

The discussion below contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein, other than statements of current or historical fact, including statements regarding our current expectations of our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities and any other statements about management's future expectations, beliefs, goals, plans or prospects, constitute forward-looking statements. We have tried to identify forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "target," "will," "would" or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to comply with the covenants under our indebtedness, including our outstanding note securities, our new asset based revolving credit facility and our new delayed draw term loan; the rate and degree of market acceptance of, and our ability and our distribution and marketing partners' ability to obtain reimbursement for, any approved products; our ability to successfully execute our sales and marketing strategy, including to successfully recruit and retain sales and marketing personnel; our ability to obtain additional financing; our ability to maintain regulatory approvals for and the ability to continue to market our products in the United States; our ability to address any adverse impact on our net revenues caused by our ceasing to distribute the combination product isometheptene mucate, dichlorphenazone, and acetaminophen in compliance with United States Food and Drug Administration (FDA) requirements; the accuracy of our estimates regarding expenses, future revenues and capital requirements; our ability to manage our anticipated future growth; the ability of our products to compete with generic products as well as new products that may be developed by our competitors; our ability and our distribution and marketing partners' ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products, including our ability to address the temporary stockout of the 20mg strength of Zohydro ER with BeadTek; the performance of our manufacturers, over which we have limited control; our ability to obtain and maintain intellectual property protection for our products; our ability to operate our business without infringing the intellectual property rights of others; the success and timing of our clinical development efforts; the loss of key scientific or management personnel; regulatory developments in the United States. and foreign countries; our ability to either acquire or develop and commercialize other product candidates in addition to our current products; the outcome of any litigation to which we may be subject and other risks detailed above in "Part I-Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016, Exhibit 99.4 of our Current Report on Form 8-K, filed with the SEC on July 20, 2017 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, as well as any amendments thereto reflected in subsequent filings with the SEC.

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

Quarterly Update
  Exchange Agreement

  On July 20, 2017, we entered into an exchange agreement (the Exchange Agreement) between Pernix and certain holders (the Holders) of Pernix's outstanding 4.25% Convertible Senior Notes due 2021 (the 4.25% Convertible Notes). The Exchange Agreement governs the entry into several refinancing transactions (collectively, the Transactions). The Transactions closed on July 21, 2017, and include:

    A new five-year $40 million asset-based revolving credit facility (the ABL Credit Agreement) by and among Pernix and certain subsidiaries of Pernix as borrowers and guarantors (the ABL Borrowers) and Pernix Ireland Pain Limited DAC (PIPL DAC), Pernix Ireland Limited, Pernix Holdco 1, LLC, Pernix Holdco 2, LLC and Pernix Holdco 3, LLC as additional guarantors (the ABL Guarantors), Cantor Fitzgerald Securities, as agent, and the Holders, as lenders. The ABL Credit Agreement replaced our asset-based revolving credit agreement, dated as of August 21, 2015, by and among the ABL Borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as amended (the Old ABL Facility);
    A new five-year $45 million delayed draw term loan facility (the Delayed Draw Term Loan or DDTL) among PIPL DAC, Cantor Fitzgerald Securities, as agent, and the Holders, as lenders;
    A new indenture providing for 4.25%/5.25% Exchangeable Senior Notes due 2022 (the Exchangeable Notes Indenture) under which PIPL DAC is the issuer and Pernix and its other subsidiaries are the guarantors (the Guarantors), with Wilmington Trust, National Association, as trustee (the Trustee);
    The issuance to the Holders of (a) $36,242,500 aggregate principal amount of PIPL DAC's 4.25%/5.25% Exchangeable Senior Notes due 2022 (the Exchangeable Notes) pursuant to the New Notes Indenture and (b) 1,100,498 shares of Pernix's common stock (the Exchange Shares), in exchange for the tender to PIPL DAC of $51.8 million aggregate principal amount of Convertible Notes held by the Holders (the Exchange). The Exchangeable Notes will be exchangeable for Pernix's common stock. After giving effect to the Exchange, approximately $78.2 million principal amount of the 4.25% Convertible Notes will remain outstanding; and

    A registration rights agreement among Pernix, PIPL DAC and the Holders that provides for the registration under the Securities Act of 1933, as amended, the offer and sale of the Exchange Shares and the Underlying Shares (the Registration Rights Agreement).

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

  Cantor ABL Facility

  The ABL Borrowers entered into an asset-based revolving credit agreement (the ABL Credit Agreement) with Cantor Fitzgerald Securities, as agent (the ABL Agent) and the lenders party thereto to obtain the ABL Credit Agreement.

  The ABL Borrowers' obligations under the New ABL Facility are guaranteed by the ABL Borrowers and the ABL Guarantors and are secured by, among other things, the ABL Borrowers' cash, inventory and accounts, in each case pursuant to a guaranty and security agreement between the ABL Borrowers, ABL Guarantors and Cantor Fitzgerald Securities as agent. Availability of borrowings under the ABL Credit Agreement from time to time will be subject to a borrowing base calculation based upon a valuation of the ABL Borrowers' eligible inventories and eligible accounts receivable, each multiplied by an applicable advance rate, subject to adjustments in accordance with the ABL Credit Agreement. Borrowings under the ABL Credit Agreement will bear interest at the rate of LIBOR plus 7.50%. In addition, the ABL Borrowers will be required to pay a commitment fee on the undrawn commitments under the ABL Credit Agreement from time to time at a rate per annum of 0.25% on the unused commitments under the ABL Credit Agreement, payable monthly. The ABL Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default applicable to the Company, the other ABL Borrowers, the ABL Guarantors and their respective subsidiaries that are customary for credit facilities of this type. The ABL Credit Agreement will mature on July 21, 2022.

  Term Facility

  PIPL DAC entered into a term loan credit agreement (the Delayed Draw Term Loan or DDTL) with Cantor Fitzgerald Securities, as agent (the Term Agent) and the lenders party thereto to obtain the DDTL. $30 million under the DDTL was drawn on the date of closing of the Transactions, and the remaining $15 million will be available for subsequent draws for certain specified purposes, including to finance certain acquisitions, subject to conditions set forth in the DDTL Credit Agreement. The DDTL includes an incremental feature that allows PIPL DAC, with the consent of the requisite lenders under the Term Facility, to obtain up to an additional $20 million in term loan commitments from new or existing lenders under the Term Facility that agree to provide such commitments. Interest on the loans will accrue either in cash or a combination of cash and in kind interest, at PIPL DAC's election. Cash interest will accrue at a rate of 7.50% per annum, while the combination of cash and in-kind interest will accrue at a rate of 8.50% per annum, with up to 4.00% per annum added to the principal amount of loans and the balance paid in cash. The DDTL will contain representations and warranties, affirmative and negative covenants, and events of default applicable to PIPL DAC and its subsidiaries (if any) that are customary for credit facilities of this type. The DDTL will mature on July 21, 2022.

  PIPL DAC also entered into a mortgage debenture with Cantor Fitzgerald Securities as agent, pursuant to which PIPL DAC's obligations under the DDTL will be secured by substantially all of the assets of PIPL DAC and its future-acquired subsidiaries.

  Upon the closing of the Transactions, the DDTL provided the Company with $30 million of liquidity immediately and, subject to conditions set forth in the DDTL Credit Agreement, $15 million of additional liquidity for certain specified purposes in the future, as well as the potential for an additional $20 million in commitments subject to lender consent.

  Exchangeable Notes

  PIPL DAC, the Guarantors, and Wilmington Trust, National Association, as Trustee, entered into the New Exchangeable Notes Indenture. The Exchangeable Notes issued under the New Notes Indenture will be guaranteed by Pernix and each other subsidiary thereof. The Exchangeable Notes are senior, unsecured obligations of PIPL DAC. Interest on the Exchangeable Notes will be paid in cash or a combination of cash and in-kind interest at PIPL DAC's election. Interest paid in cash (the "All Cash Method") will accrue at a rate of 4.25% per annum, while interest paid in a combination of cash and in-kind will accrue at a rate of 5.25% per annum, with 2.25% per annum of interest (plus additional interest, if any) capitalized to the principal amount of the Exchangeable Notes, and the balance paid in cash. The maturity date of the Exchangeable Notes Indenture is July 15, 2022.

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

  No "sinking fund" will be provided for the Exchangeable Notes, which means that PIPL DAC will not be required to periodically redeem or retire the Exchangeable Notes. If PIPL DAC or the Company undergoes a Fundamental Change (as defined below), subject to certain conditions, holders of the Exchangeable Notes may require PIPL DAC to repurchase for cash all or part of their Exchangeable Notes. The fundamental change repurchase price will be equal to 100% of the principal amount (including any interest capitalized thereto) of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date, chosen by PIPL DAC, that is not less than 20 business days or more than 35 business days following the date on which notice of the Fundamental Change was provided by PIPL DAC.

  Under the Exchangeable Notes Indenture, a "Fundamental Change" will be deemed to have occurred if, among other events, any of the following occurs: (i) any "group" or "person," within the meaning of Section 13(d) of the Securities Exchange Act of 1934 (as amended, the "Exchange Act"), other than a permitted holder under the Exchangeable Notes Indenture, becomes the direct or indirect "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, of the Company's common stock representing more than 50% of the Company's voting power; (ii) the Company consummates any recapitalization, reclassification or change of the Company's common stock, subject to certain exceptions as contained in the Exchangeable Notes Indenture; (iii) the Company effects any share exchange, consolidation or merger pursuant to which the Company's common stock will be converted into cash, securities or other property or assets; (iv) the Company effects any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the Company's consolidated assets to a person or entity other than a permitted holder under the Exchangeable Notes Indenture; (v) the Company's stockholders approve a plan or proposal for the Company's liquidation or dissolution or the liquidation or dissolution of PIPL DAC; and (vi) the Company's common stock ceases to be listed on The New York Stock Exchange, The NASDAQ Global Select Market or The NASDAQ Global Market (or any of their respective successors).

  Holders of the Exchangeable Notes are entitled to receive, in certain circumstances, additional shares of the Company's common stock upon exchanges of Exchangeable Notes in connection with a Provisional Redemption or certain Fundamental Changes.

  Subject to certain limited exceptions, the Exchangeable Notes contain covenants which prohibit or limit the ability of PIPL DAC and the Guarantors to, among other things: (i) pay cash dividends or making distributions on the Company's capital stock or redeem or repurchase the Company's capital stock; (ii) create, assume or suffer to exist at any time any lien upon any of the Company's properties or assets; (iii) incur any debt other than debt permitted under the terms of the Exchangeable Notes Indenture; (iv) enter into transactions with affiliates other than on terms and conditions that, taken as a whole, would be obtained in an arm's-length transaction with non- affiliates; and (v) make any sale of the Company's assets and the assets of the Company's subsidiaries except in accordance with the terms of the Exchangeable Notes Indenture.

  The Exchangeable Notes Indenture also provides for customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving PIPL DAC) occurs and is continuing, the Trustee by notice to PIPL DAC, or the holders of at least 25% in principal amount of the then outstanding Exchangeable Notes by written notice to PIPL DAC and the Trustee, may declare 100% of the accreted principal of and accrued and unpaid interest, if any, on all of the Exchangeable Notes to be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving PIPL DAC, 100% of the principal of and accrued and unpaid interest, if any, on all of the Exchangeable Notes will become due and payable automatically, including a make-whole premium in an amount equal to the present value of the interest that would accrue on such Exchangeable Notes (assuming the All Cash Method) from, and including, such date of acceleration until the maturity date of the Exchangeable Notes, with such present value computed using a discount rate equal to the sum of (i) the yield to maturity of United States Treasury securities with remaining maturity equal to that of the Exchangeable Notes (as determined in a commercially reasonable manner by PIPL DAC) on such date of acceleration and (ii) 50 basis points. Notwithstanding the foregoing, for up to 270 days after the occurrence of an event of default, PIPL DAC may elect to have the sole remedy for an event of default relating to certain of PIPL DAC's failures to comply with certain reporting covenants in the Exchangeable Notes Indenture consist exclusively of the right to receive additional interest on the Exchangeable Notes.

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

  On January 31, 2017, the arbitration tribunal issued opinions in favor of GSK, awarding it damages and fees in the amount of approximately $35 million, plus interest (estimated to be approximately $2 to $5 million) (collectively, the Award). The tribunal also denied our claim that GSK breached its obligations under the supply agreement. We had already paid to GSK an aggregate amount of $16.5 million, including $6.2 million from the escrow account, which will offset the Award. On February 28, 2017, we entered into a stay agreement with GSK, whereby, GSK agreed to stay the enforcement of the arbitration award until July 3, 2017, subject to us releasing the escrow amount of $6.2 million and paying $250,000 to GSK. On March 17, 2017, we amended the Interim Settlement Agreement with GSK, whereby we agreed to a payment schedule for satisfaction of the current balance of the Award. Pursuant to the amendment, we agreed that the outstanding balance of the Award as of the date of the amendment was approximately $21.5 million, and that we are obligated to pay the outstanding balance in quarterly installments in amounts totaling $1.0 million in 2017, $3.5 million in 2018 and approximately $17.0 million in 2019. We also agreed that for so long as the Interim Settlement Agreement was in effect, we would be subject to certain restrictions on non-ordinary course payments and transactions and GSK would have certain information rights. GSK agreed that for so long as we complied with the payment schedule set forth in the amended Interim Settlement Agreement, as well as other agreed-upon obligations, enforcement of the Award would be stayed and GSK would not seek to enforce or exercise any other remedies in respect of the Award. We recorded the fair value of this settlement in the amount of approximately $18.5 million in our financial statements at December 31, 2016 and recorded $15.3 million as a reduction to net revenues, $1.0 million to selling, general and administrative expense and $2.2 million to interest expense in the year ended December 31, 2016.

  On July 20, 2017, Pernix and its wholly owned subsidiary Pernix Ireland Limited (together, the "Pernix Parties") and Glaxo Group Limited, GlaxoSmithKline LLC, GlaxoSmithKline Intellectual Property Holdings Limited, and GlaxoSmithKline Intellectual Property Management Limited (collectively, "GSK") entered into an amendment ("Amendment No. 2") to the Interim Settlement Agreement between the Pernix Parties and GSK dated July 27, 2015 (as amended, the "Interim Settlement Agreement").  Amendment No. 2, which supersedes Amendment No. 1, permits payment by the Pernix Parties to GSK of a reduced amount in full satisfaction of the remaining approximately $21.2 million unpaid portion of the award (the "Award") granted to GSK in the arbitration of certain matters previously disputed by the parties.  Pursuant to Amendment No. 2, the Pernix Parties are obligated to make two fixed payments to GSK: (i) a payment of $3.45 million due on or before August 4, 2017, and (ii) a payment of $3.2 million due on or before December 31, 2017. In addition, the Pernix Parties agreed that if on or before September 30, 2019, Pernix (x) redeems or repurchases 4.25% Convertible Notes for greater than 31.00 cents for every one dollar of principal amount outstanding or (y) exchanges such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31.00 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, Pernix shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2 million.  GSK has agreed that for so long as the Pernix Parties comply with the payment terms set forth in the Amendment No. 2, enforcement of the Award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the Award, and that the outstanding balance of the Award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms.  A portion of the proceeds from the Transactions were used to pay certain of the amounts due to GSK under Amendment No. 2.

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

  The Amendment also amended certain of the covenants with which the Borrowers must comply under the Credit Agreement. The Amendment replaced the financial covenant in the Credit Agreement with (i) the requirement to maintain a cash balance of at least $8,000,000, tested weekly, and (ii) the requirement that the Borrowing Base (as defined in the Credit Agreement), less the principal amount of all loans outstanding, be greater than $15,000,000 from and after the date that is 30 days after the effective date of the Amendment. The Amendment also provides the Administrative Agent certain additional information rights and appraisal rights. In addition, Wells Fargo agreed to not impose certain reserves upon the Borrowing Base in connection with the previously disclosed arbitral award made to GSK. The Borrowers paid to Wells Fargo a fee of $140,000 in connection with the execution of the Amendment.

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

  Through our Macoven entity, Pernix has distributed a combination product called isometheptene mucate, dichlorphenazone, and acetaminophen ("IDA"). IDA was originally approved in 1948 for safety only. The product's efficacy as an adjunct to peptic ulcer treatment and for other indications, including the treatment of migraine headaches was reviewed under the Drug Efficacy Study Implementation process, DESI notice 3265. In January 2014, the FDA announced that all outstanding hearings requests for DESI 3265 have been withdrawn. On October 20, 2017, we received a letter dated October 19, 2017 from the FDA that asserts that IDA is subject to DESI 3265 and that since the outstanding requests for hearings in that matter were withdrawn, any drug products that are identified in DESI 3265, including IDA, require an approved New Drug Application ("NDA") or Abbreviated New Drug Application ("ANDA") in order for them to be distributed. Since we have not obtained an NDA or ANDA for IDA, the FDA stated in its letter that we should immediately cease distribution of IDA. While IDA has a long history of safe use, we intend to comply with the FDA's request and confirm with the Agency within the requested time frame that the Company has ceased distribution of the product. For the three and nine months ended September 30, 2017, our net revenues from the sale of IDA were $3.8 million and $9.7 million, respectively. At this time, we do not anticipate that ceasing the distribution of IDA will have a material adverse impact on our net revenues in 2017. However, as we will not have further revenues from the product in 2018, we anticipate that the discontinuance of the product will impact net revenues beginning January 1, 2018.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended
	September 30,		Increase /
	2017	2016	(Decrease)	Percent
Net revenues	$40,469	$41,468	$(999)	-2%

Costs and operating expenses:
Cost of product sales	10,580	10,840	(260)	-2%
Selling, general and administrative expense	20,226	22,173	(1,947)	-9%
Research and development expense	99	1,712	(1,613)	-94%
Depreciation and amortization expense	18,214	20,700	(2,486)	-12%
Change in fair value of contingent consideration	884	516	368	71%
Loss from disposal and impairment of assets	25	652	(627)	-96%
Gain from legal settlement	(10,476)	-	(10,476)	*
Restructuring costs	(97)	2,277	(2,374)	*
Other income (expense):
Interest expense	(9,323)	(8,857)	466	5%
Change in fair value of derivative liability	46	(209)	255	*
Gain from exchange of debt	14,650	-	14,650	*
Foreign currency transaction gain (loss)	-	31	(31)	*
Income tax expense (benefit)	27	1	26	*

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

The following table sets forth a summary of our net revenues for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended
	September 30,		Increase /
	2017	2016	(Decrease)	Percent
Treximet	$19,802	$24,015	$(4,213)	-18%
Zohydro ER	6,305	6,100	205	3%
Silenor	6,881	4,615	2,266	49%
Other	7,372	6,667	705	11%
Net product revenues	40,360	41,397	(1,037)	-3%
Co-promotion and other revenue	109	71	38	54%
Total net revenues	$40,469	$41,468	(999)	-2%

Net revenues decreased $1.0 million or 2% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Treximet revenues decreased by $4.2 million or 18% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due primarily to lower volume partially offset by higher net price.

Zohydro ER revenues increased by $205,000 or 3% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was due to an increase in net price partially offset by lower sales volume.

Silenor revenues increased by $2.3 million or 49% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. $1.0 million of this increase was due to a favorable settlement with one of our customers. The remaining increase was due primarily to favorable gross-to-net rates.

Net product revenues - other increased by $705,000 or 11% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was due primarily to higher sales in our generic products portfolio.

Co-promotion and other revenue increased by $38,000 during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Cost of Product Sales

Cost of product sales decreased by $260,000 or 2% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease in cost of product sales was due primarily to a reduction in inventory obsolescence costs of $0.2 million as well as a reduction in product costs due to product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by $1.9 million or 9% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  The decrease was driven primarily by lower selling and marketing expenses as a result of the restructuring of our sales force and operations which was implemented in the third quarter of 2016 as well as reduced legal costs.

Research and Development Expense

Research and development expense decreased by $1.6 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was related to lower spending on Treximet and Zohydro research projects.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $2.5 million or 12% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The decrease was related primarily to intangible asset impairments during the year ended December 31, 2016.

Change in Fair Value of Contingent Consideration

For the acquisition of Zohydro ER, we recorded $14.2 million of contingent consideration. The fair value of the contingent consideration linked to FDA approval was $2.7 million and the fair value of the contingent consideration linked to achievement of the net sales target was $11.5 million. As of September 30, 2017, the current fair value of the contingent consideration was approximately $2.7 million. We recorded an expense of $884,000 and $516,000 as change in fair value of contingent consideration in the three months ended September 30, 2017 and 2016, respectively.

Gain from Legal Settlement

The Company recorded a gain of $10.5 million during the three months ended September 30, 2017 as a result of concluding Amendment No. 2 with GSK as previously discussed.

Restructuring Costs

Restructuring costs were a credit of $97,000 and an expense of $2.3 million during the three months ended September 30, 2017 and 2016, respectively. Restructuring costs during the three months ended September 30, 2016 were related to the initiative to restructure our sales force and operations in the third quarter of 2016.

Interest Expense

Interest expense increased by $466,000, or 5%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was due primarily to the interest expense associated with the GSK Award as well as interest expense and the acceleration of deferred financing fees pursuant to the amendment of the Wells Fargo Credit Agreement. These increases were partially offset by reduced interest expense on our Treximet Secured Notes due to the lower principal balance.

Change in Fair Value of Derivative Liability

We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period. We recorded a benefit of $46,000 and an expense of $209,000 as change in fair value of derivative liability in other income (expense) in the three months ended September 30, 2017 and 2016, respectively.

Gain from Exchange of Debt

The Company recorded a gain of $14.7 million during the three months ended September 30, 2017 related to the Exchange Agreement. In July 2017, certain holders of the 4.25% Convertible Notes exchanged $51.8 million in principal notes for $36.2 million in Exchangeable Notes.

Income Tax Expense

We recognized an income tax expense of $27,000 and $1,000, during the three months ended September 30, 2017 and 2016, respectively.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended
	September 30,		Increase /
	2017	2016	(Decrease)	Percent
Net revenues	$104,527	$110,683	$(6,156)	-6%

Costs and operating expenses:
Cost of product sales	31,113	34,272	(3,159)	-9%
Selling, general and administrative expense	59,519	73,615	(14,096)	-19%
Research and development expense	709	5,139	(4,430)	-86%
Depreciation and amortization expense	54,976	65,426	(10,450)	-16%
Change in fair value of contingent consideration	344	(8,958)	9,302	*
Loss from disposal and impairments of assets	25	2,423	(2,398)	*
Gain from legal settlement	(10,476)	-	(10,476)	*
Restructuring costs	34	2,277	(2,243)	*
Other income (expense):
Interest expense	(27,491)	(26,818)	673	3%
Change in fair value of derivative liability	(38)	6,744	(6,782)	*
Gain from exchange of debt	14,650	-	14,650	*
Foreign currency transaction gain	-	98	(98)	*
Income tax expense (benefit)	122	26	(96)	*

* Comparison to prior period is not meaningful.

The following table sets forth a summary of our net revenues for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended
	September 30,		Increase /
	2017	2016	(Decrease)	Percent
Treximet	$50,412	$58,149	$(7,737)	-13%
Zohydro ER	17,955	17,448	507	3%
Silenor	15,580	12,388	3,192	26%
Other	20,335	22,396	(2,061)	-9%
Net product revenues	104,282	110,381	(6,099)	-6%
Co-promotion and other revenue	245	302	(57)	-19%
Total net revenues	$104,527	$110,683	(6,156)	-6%

Net revenues decreased $6.2 million or 6% during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Treximet revenues decreased by $7.7 million or 13% during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due primarily to lower sales volume partially offset by higher net price.

Zohydro ER revenues increased by $507,000 or 3% during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was due a higher net price.

Silenor revenues increased by $3.2 million or 26% during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. $1.0 million of this increase was due to a favorable settlement with one of our customers. The remaining increase was due to an increase in sales volume and higher net price.

Net product revenues - other decreased by $2.1 million or 9% during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was due primarily to lower sales in our generic products portfolio and no longer selling certain less profitable products.

Co-promotion and other revenue decreased by $57,000 during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in co-promotion and other revenue was attributable primarily to the termination of a co-promotion agreement.

Cost of Product Sales

Cost of product sales decreased by $3.2 million or 9% during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in cost of product sales was due primarily to a reduction in inventory obsolescence costs of $2.0 million as well as a reduction in product costs due to product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by $14.1 million or 19% during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  The decrease was driven primarily by lower selling and marketing expenses as a result of the restructuring of our sales force and operations which was implemented in the third quarter of 2016 as well as reduced legal costs.

Research and Development Expense

Research and development expense decreased by $4.4 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was related to lower spending on Treximet and Zohydro research projects.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $10.5 million or 16% during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was related primarily to intangible asset impairments during the year ended December 31, 2016 and the extension of the patent life of Zohydro ER developed technology in the first quarter of 2016.

Change in Fair Value of Contingent Consideration

For the acquisition of Zohydro ER, we recorded $14.2 million of contingent consideration. The fair value of the contingent consideration linked to FDA approval was $2.7 million and the fair value of the contingent consideration linked to achievement of the net sales target was $11.5 million. As of September 30, 2017, the current fair value of the contingent consideration was approximately $2.7 million. We recorded an expense of $344,000 and a benefit of $9.0 million as change in fair value of contingent consideration in the nine months ended September 30, 2017 and 2016, respectively.

Gain from Legal Settlement

The Company recorded a gain of $10.5 million during the nine months ended September 30, 2017 as a result of concluding Amendment No. 2 with GSK as previously discussed.

Restructuring Costs

Restructuring costs were $34,000 and $2.3 million during the nine months ended September 30, 2017 and 2016, respectively. Restructuring costs during the nine months ended September 30, 2016 were related to the initiative to restructure our sales force and operations in the third quarter of 2016.

Interest Expense

Interest expense increased by $673,000, or 3%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was due primarily to the interest expense associated with the GSK Award as well as interest expense and the acceleration of deferred financing fees pursuant to the amendment of the Wells Fargo Credit Agreement. These increases were partially offset by reduced interest expense on our Treximet Secured Notes due to the lower principal balance.

Change in Fair Value of Derivative Liability

We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period. We recorded an expense of $38,000 and a benefit of $6.7 million as change in fair value of derivative liability in other income (expense) in the nine months ended September 30, 2017 and 2016, respectively.

Gain from Exchange of Debt

The Company recorded a gain of $14.7 million during the nine months ended September 30, 2017 related to the Exchange Agreement. In July 2017, certain holders of the 4.25% Convertible Notes exchanged $51.8 million in principal notes for $36.2 million in Exchangeable Notes.

Income Tax Expense

We recognized an income tax expense of $122,000 and $26,000, during the nine months ended September 30, 2017 and 2016, respectively.

Non-GAAP Financial Measures

To supplement our financial results determined by GAAP, we have disclosed in the table below adjusted earnings before interest, taxes, depreciation and amortization (EBITDA).

Adjusted EBITDA is a non-GAAP financial measure that excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP. This non-GAAP financial measure excludes from net loss interest expense, depreciation and amortization, income tax expense, deal costs, stock compensation expense, severance expenses, arbitration and litigation settlement expenses, change in fair value of contingent consideration, gain from exchange of debt and derivative liabilities, loss from disposal and impairment of assets, foreign currency transactions and restructuring costs. In addition, from time to time in the future there may be other items that we may exclude for the purposes of our use of adjusted EBITDA; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of adjusted EBITDA. We believe that adjusted EBITDA provides meaningful supplemental information regarding our operating results because it excludes or adjusts amounts that management and the board of directors do not consider part of core operating results or that are non-recurring when assessing the performance of the organization. We believe that inclusion of adjusted EBITDA provides consistency and comparability with past reports of financial results and provides consistency in calculations by outside analysts reviewing our results. Accordingly, we believe that adjusted EBITDA is useful to investors in allowing for greater transparency of supplemental information used by management.

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

Reconciliation of GAAP reported net loss to adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
GAAP net income (loss)	$6,360	$(26,438)	$(44,718)	$(83,513)
Adjustments:
Interest expense	9,323	8,857	27,491	26,818
Depreciation and amortization	18,243	20,730	55,064	65,475
Income tax expense	27	1	122	26
EBITDA	33,953	3,150	37,959	8,806
Selling, general and administrative adjustments (1)	1,985	1,606	3,720	4,766
Change in fair value of contingent consideration	884	516	344	(8,958)
Loss from disposal and impairments of assets (2)	25	652	25	2,423
Gain from legal settlement	(10,476)	-	(10,476)	-
Change in fair value of derivative liability	(46)	209	38	(6,744)
Restructuring costs (3)	(97)	2,277	34	2,277
Gain from exchange of debt	(14,650)	-	(14,650)	-
Foreign currency transaction gain	-	(31)	-	(98)
Adjusted EBITDA	$11,578	$8,379	$16,994	$2,472

(1)

To exclude deal costs of $1.3 million and $0; stock compensation expense of $531,000 and $(159,000); severance expense of $173,000 and $431,000; and litigation settlement expenses of $20,000 and $1.3 million for the three months ended September 30, 2017 and 2016, respectively. Also, to exclude deal costs of $1.5 million and $18,000; stock compensation expense of $1.9 million and $2.1 million; severance expense of $217,000 and $1.6 million; and arbitration and litigation settlement expenses of $38,000 and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)	To exclude the impairment of assets related to our cough and cold product line.
(3)	To exclude the cost related to the initiative to restructure our sales force and operations in 2016.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources (amounts in thousands):

	September 30,	December 31,
	2017	2016
Cash and cash equivalents	$27,241	$36,375
Total current assets	92,982	108,910
Current debt (1)	-	11,103
Arbitration award (2)	5,200	17,522
Non-current debt (1)	283,747	290,321
Stockholders' deficit	$(143,248)	$(114,063)

(1)

The term "Current Debt" consists of the line items "Treximet Secured Notes - current" in our Condensed Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. The term "Non-current debt" consists of the sum of the line items "Convertible notes - long term", "Delayed draw term Loan - long-term", "Treximet Secured Notes - long term" and "Credit facility - long term" in our Condensed Consolidated Balance Sheets included in this Quarterly Report on Form 10-Q. Our debt includes, among other things, borrowings under the Wells Fargo Credit Facility (as defined below). During August 2015, we entered into the Wells Fargo Credit Agreement with Wells Fargo, National Association, as Administrative Agent and the lenders party thereto for a $50.0 million, three-year senior secured revolving credit facility (the Wells Fargo Credit Facility), which may have be increased by an additional $20.0 million in the lenders' discretion. During July 2017, we entered into the ABL Credit Agreement with Cantor Fitzgerald, as Administrative Agent and the lenders party thereto for a $40.0 million, five-year senior secured revolving credit facility (the ABL Credit Agreement). We repaid the outstanding obligation of the Wells Fargo Credit Facility Upon entering into the ABL Credit Agreement.

As of September 30, 2017, our debt also included $172.1 million aggregate principal amount of our Treximet Secured Notes issued August 19, 2014 and due August 1, 2020, $78.2 million aggregate principal amount of our 4.25% Convertible Notes, issued April 22, 2015 and due April 1, 2021, unless earlier converted, $30.0 million aggregate principal amount of our DDTL, issued July 21, 2017 and due July 21, 2022, $14.2 million aggregate principal amount of our ABL Credit Agreement, issued July 21, 2017 and due July 21, 2022 and $36.2 million aggregate principal amount of our Exchangeable Notes, issued July 21, 2017 and due July 15, 2022, unless earlier converted. On each Payment Date, as defined in the August 2014 Indenture, commencing August 1, 2015, we will pay an installment of principal on the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date). Pursuant to the August 2014 Indenture, the first principal payment was due on August 1, 2015 and was calculated on net sales for the first and second quarters of 2015, less interest paid during those same two quarters. At each month-end beginning during January 2015, the net sales of Treximet will be calculated, and the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment will be paid at that time. The balance outstanding on the Treximet Secured Notes will be due on the maturity date of the Treximet Secured Notes, which is August 1, 2020. Based on the calculation of the principal payments as described, we have recorded $172.1 million of the Treximet Secured Notes as long-term debt as of September 30, 2017.

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

(2)

Relates to obligations associated with our arbitration proceeding with GSK. We had been engaged in an arbitration proceeding with GSK relating to an alleged breach by us of a covenant contained in the APSA by and among GSK and its affiliates and us pertaining to a pre-existing customer agreement. The parties entered into an Interim Settlement Agreement in July 2015 under which we paid approximately $10.3 million to GSK and escrowed an additional amount of approximately $6.2 million. On January 31, 2017, the arbitration tribunal issued opinions in favor of GSK, awarding it damages and fees in the amount of approximately $35 million, plus interest (estimated to be approximately $2 to $5 million). The tribunal also denied our claim that GSK breached its obligations under the supply agreement. We have already paid to GSK an aggregate of $16.5 million, consisting of $10.3 million in 2015 and 2016 pursuant to the Interim Settlement Agreement and $6.2 million from the escrow account originally created pursuant to the Interim Settlement Agreement, which will offset the total award. On March 17, 2017, we amended the Interim Settlement Agreement with GSK whereby we agreed to establish a payment schedule for satisfaction of the current balance of the award. Pursuant to the amendment, we agreed that the current outstanding balance was approximately $21.5 million and that we were obligated to pay the outstanding balance in quarterly installments in amounts totaling $1.0 million in 2017, $3.5 million in 2018 and approximately $17.0 million in 2019. We further agreed that for so long as the Interim Settlement Agreement, as amended, was in effect, we would be subject to certain restrictions on non-ordinary course payments and transactions and GSK would have certain information rights. GSK agreed that for so long as we complied with the payment schedule set forth in the Interim Settlement Agreement, as amended, as well as other agreed-upon obligations, enforcement of the award would be stayed and GSK would not seek to enforce or exercise any other remedies in respect of the award.

As discussed earlier, on July 20, 2017, the Pernix Parties and GSK entered into Amendment No. 2 to the Interim Settlement Agreement between the Pernix Parties and GSK dated July 27, 2015, which superseded Amendment No. 1.  Amendment No. 2 permits payment by the Pernix Parties to GSK of a reduced amount in full satisfaction of the remaining approximately $21.2 million unpaid portion of the Award granted to GSK in the arbitration of certain matters previously disputed by the parties.  Pursuant to Amendment No. 2, the Pernix Parties are obligated to make two fixed payments to GSK: (i) a payment of $3.45 million due on or before August 4, 2017 and (ii) a payment of $3.2 million due on or before December 31, 2017. In addition, we agreed that if on or before September 30, 2019, we (x) redeem or repurchase 4.25% Convertible Notes for greater than 31.00 cents for every one dollar of principal amount outstanding or (y) exchange such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31.00 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, Pernix shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2 million.  GSK has agreed that for so long as the Pernix Parties comply with the payment terms set forth in the Amendment No. 2, enforcement of the Award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the Award, and that the outstanding balance of the Award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms.  A portion of the proceeds from the Transactions were used to pay certain of the amounts due to GSK under Amendment No. 2.

During the nine months ended September 30, 2017 and 2016 we utilized cash from operations of $9.2 million and $22.9 million, respectively.

As of September 30, 2017, we had cash and cash equivalents of $27.2 million, borrowing availability of $23.9 million under our $40.0 million ABL Credit Agreement.

We have an effective shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $300.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and units. The shelf registration statement includes a sales agreement prospectus covering the offering, issuance and sale of up to $100.0 million of shares of our common stock that may be issued and sold under the Controlled Equity Offering Sales Agreement, dated November 7, 2014, between us and Cantor Fitzgerald & Co. as agent. We have sold 372,176 and 3,859,903 shares of common stock under this controlled equity program in the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively, for net proceeds of $1.1 million and $19.7 million during the nine months ended September 30, 2017 and year ended December 31, 2016, respectively.

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
  our ability to draw down on our ABL Credit Agreement and DDTL our obligations to make cash payments under our indebtedness; and
  the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to us.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2017, and 2016 (in thousands).

	Nine Months Ended
	September 30,
Cash provided by (used in)	2017	2016
Operating activities	$(9,218)	$(22,890)
Investing activities	(5)	(1,547)
Financing activities	89	(3,177)
Net decrease in cash and cash equivalents	$(9,134)	$(27,614)

Comparison of the Nine Months Ended September 30, 2017 and 2016

Net cash used in operating activities

Net cash used in operating activities during the nine months ended September 30, 2017 was $9.2 million, a decrease of $13.7 million from cash used in operating activities during the nine months ended September 30, 2016 of $22.9 million. The cash used in operating activities during the nine months ended September 30, 2017 was driven by the net loss of $44.7 million and net changes in operating assets/liabilities of $3.0 million. This use was partially offset by non-cash expenses totaling $38.5 million. The $22.9 million used in operating activities during the nine months ended September 30, 2016 was primarily driven by a net loss of $83.5 million. This use was partially offset by non-cash expenses totaling $58.8 million and net changes in operating assets/liabilities of $1.8 million.

Net cash used in investing activities

Net cash used in investing activities during the nine months ended September 30, 2017 was $5,000 compared to a use of $1.5 million during the nine months ended September 30, 2016 resulting from less capital expenditures in 2017.

Net cash provided by (used in) financing activities

Net cash provided by financing activities during the nine months ended September 30, 2017 was $89,000. Cash provided by financing activities for the nine months ended September 30, 2017 was primarily from the net proceeds from the DDTL of $30.0 million and the issuance of 372,000 shares under the Controlled Equity Offering Sales Agreement for $1.1 million. This cash provided by financing activities was partially offset primarily by principal payments on our Treximet Secured Notes of $17.5 million, and the payment of financing costs related to the debt restructuring that was completed in July 2017 of $13.6 million. Net cash used in financing activities for the nine months ended September 30, 2016 was primarily for principal payments on our Treximet Secured Notes of $20.4 million. This use was partially offset by the issuance of 3.4 million shares of common stock under the Controlled Equity Offering Sales Agreement for gross proceeds of $18.3 million.

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

Evaluation of Disclosure Controls and Procedures.  As of September 30, 2017, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference herein from Legal Proceedings under Note 10, Commitments and Contingencies, to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 28, 2017, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017 and Exhibit 99.4 of our Current Report on Form 8-K filed with the SEC on July 20, 2017. The risk factors set forth below supplement or amend those risk factors, as applicable. The occurrence of any one or more of these risks could materially harm our business, operating results, financial condition and prospects. These risks and uncertainties could also cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements that we make from time to time.

Risks Related to our Business

Our business operations and financial position could be adversely affected as a result of our substantial indebtedness and other payment obligations.

In connection with the closing of the Transactions, we had approximately $335.4 million aggregate principal amount of debt outstanding, consisting of approximately $36.2 million aggregate principal amount of our 4.25%/5.25% Exchangeable Senior Notes due 2022 (the "Exchangeable Notes") issued pursuant to a new indenture, under which PIPL DAC is the issuer and Pernix Therapeutics Holdings, Inc. ("Pernix" or the "Company") and its other subsidiaries are the guarantors with Wilmington Trust, National Association, as trustee, approximately $78.2 million aggregate principal amount of our 4.25% Convertible Notes due 2021, approximately $176.8 million aggregate principal amount of our 12% Senior Secured Notes due 2020, approximately $14 million outstanding under our new five-year $40 million asset-based revolving credit facility (the "New ABL Facility") and approximately $30.0 million aggregate principal amount outstanding under PIPL DAC's new term loan credit agreement with Cantor Fitzgerald Securities, as agent and the lenders party thereto (the "Term Credit Agreement") (the Term Credit Agreement together with the New ABL Facility are hereinafter referred to as the "credit facilities"). In addition, we will have the ability to borrow up to an additional $15.0 million under the Term Credit Agreement for certain specified purposes, including future acquisitions, subject to conditions set forth in the Term Credit Agreement, and up to an additional approximately $26 million under the New ABL Facility, subject to borrowing base capacity and the conditions set forth in the New ABL Facility. We will also owe approximately $6.7 million to GSK pursuant to the Interim Settlement Agreement between us and GSK, as amended by Amendment No. 2 to the Interim Settlement Agreement. This significant indebtedness and other payment obligations could have important consequences. For example, it may make it difficult for us to satisfy our obligations under our outstanding notes and our other indebtedness and contractual and commercial commitments;
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

In the Exchange Agreement that we entered into in July 2017 with certain holders of our 4.25% Convertible Notes, we agreed to conduct a search for up to three new directors with relevant expertise to our business and facilitate the selection and appointment of such individuals to our Board of Directors. The ability of these new directors to quickly expand their knowledge of our business plans, operations and strategies and our products will be critical to their ability to make informed decisions about our strategy and operations, particularly given the competitive environment in which our business operates and the need to quickly adjust to trends and advancements in our industry. If these new directors are not sufficiently informed to make such decisions, our ability to compete effectively and profitably could be adversely affected. In addition, we have not yet identified any such directors, and we cannot predict whether they would implement any changes to our strategy or business plan and whether any such change would be successful.

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

Our ceasing the distribution of our combination drug product IDA will impact our net revenues.

Through our Macoven entity, Pernix has distributed a combination product called isometheptene mucate, dichlorphenazone, and acetaminophen ("IDA"), which was originally approved by the US Food and Drug Administration (FDA) in 1948 for safety only. The product's efficacy as an adjunct treatment for peptic ulcer disease, as well as other medical conditions, such as migraine headaches, was reviewed under the FDA's Drug Efficacy Study Implementation process, DESI notice 3265.

On October 20, 2017, we received a letter dated October 19, 2017 from the FDA that asserts that IDA is subject to DESI 3265 and that any drug products that are identified in DESI 3265, including IDA, require an approved New Drug Application ("NDA") or Abbreviated New Drug Application ("ANDA") in order for them to be distributed. Since we have not obtained an NDA or ANDA for IDA, the FDA stated in its letter that we should immediately cease distribution of IDA. While IDA has a long history of safe use, we intend to comply with the FDA's request and confirm with the Agency within the requested time frame that Company has ceased distribution of the product. For the three and nine months ended September 30, 2017, our net revenues from the sale of IDA were $3.8 million and $9.7 million, respectively. At this time, we do not anticipate that ceasing the distribution of IDA will have a material adverse impact on our net revenues in 2017. However, as we will not have further revenues from the product in 2018, we anticipate that the discontinuance of the product will impact net revenues beginning January 1, 2018.

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
4.1

Indenture dated July 21, 2017, by and among Pernix Ireland Pain Limited, as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as the trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K/A filed on July 21, 2017).

4.2

Form of 4.25%/5.25% Exchangeable Senior Note due 2022 (included in Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K/A filed on July 21, 2017)

4.3

Second Supplemental Indenture, dated July 21, 2017, by and among Pernix Therapeutics Holdings, Inc., Pernix Holdco 1, LLC, Pernix Holdco 2, LLC, Pernix Holdco 3, LLC and U.S. Bank, National Association as the trustee (incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K/A filed on July 21, 2017).

10.1

Exchange Agreement dated July 20, 2017 by and among Pernix Ireland Pain Limited, Pernix Therapeutics Holdings, Inc. and certain of its subsidiaries as guarantors party thereto and 1992 MSF International Ltd. and 1992 Tactical Credit Master Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on July 20, 2017).

10.2

Credit Agreement, dated as of July 21, 2017, by and among the lenders identified on the signature pages thereof, Cantor Fitzgerald Securities, as agent, Pernix Therapeutics Holdings, Inc., Pernix Therapeutics, LLC, Pernix Sleep, Inc., Cypress Pharmaceuticals, Inc., Gaine, Inc., Respicopea, Inc., Macoven Pharmaceuticals, L.L.C., and Hawthorn Pharmaceuticals, Inc., as borrowers, and the guarantors party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K/A filed on July 21, 2017).

10.3

Credit Agreement, dated as of July 21, 2017, by and among the lenders identified on the signature pages thereof, Cantor Fitzgerald Securities, as agent, and Pernix Ireland Pain Limited (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K/A filed on July 21, 2017).

10.4

Amendment No. 2 to the Interim Settlement Agreement dated July 21, 2017 by and among Pernix Therapeutics Holdings, Inc., Pernix Ireland Limited, Glaxo Group Limited, GlaxoSmithKline LLC, GlaxoSmithKline Intellectual Property Holdings Limited and GlaxoSmithKline Intellectual Property Management Limited (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K/A filed on July 21, 2017).

10.5

Registration Rights Agreement dated July 21, 2017 between Pernix Therapeutics Holdings, Inc., Pernix Ireland Pain Limited and 1992 MSF International Ltd. and 1992 Tactical Credit Master Fund, L.P (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K/A filed on July 21, 2017).

10.6*	Employment Agreement, dated July 21, 2017, by and between Pernix Therapeutics Holdings, Inc. and Kenneth R. Pina.

14.1*

Amended and Restated Code of Business Conduct and Ethics of Pernix Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 14.1 of the Registrant's Current Report on Form 8-K filed on September 22, 2017).

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
(i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016;
(ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016;
(iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the Year Ended December 31, 2016 and Nine Months Ended September 30, 2017;
(iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 and
(v) Notes to Condensed Consolidated Financial Statements.

_______________________

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: November 7, 2017	By:	/s/ JOHN SEDOR
John Sedor
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	By:	/s/ GRAHAM MIAO
Graham Miao President and Chief Financial Officer
(Principal Financial Officer)