Form 10-K
period 2017-12-31
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2018-03-08
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

______________________
FORM 10-K
______________________

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2017 (the last business day of the registrant's most recently completed second quarter) was approximately $40,263,000, based upon the $4.02 closing sales price of the registrant's common stock as reported on the NASDAQ Stock Market on such date. Shares of common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

On March 1, 2018, the registrant had 11,872,758 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant's fiscal year ended December 31, 2017.

PERNIX THERAPEUTICS HOLDINGS, INC.
Annual Report on Form 10-K for the Year Ended December 31, 2017
TABLE OF CONTENTS

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

SPECIAL NOTE REGARDING CLASSIFICATION AS A SMALLER REPORTING COMPANY

Our Form 10-K for our fiscal year ended December 31, 2017 has been prepared following the Securities and Exchange Commission (SEC) guidelines for a smaller reporting company as defined by 229.10 (Item 10) of Regulation S-K. The rules and guidelines for a smaller reporting company allow a company to reduce the amount of historical disclosure required.

ITEM 1.    BUSINESS

Overview

We are a specialty pharmaceutical company focused on improving patients' lives by identifying, developing and commercializing differentiated products that address unmet medical needs.

We target underserved segments, such as central nervous system (CNS) indications, including pain, neurology, and psychiatry, as well as other specialty therapeutic areas.  We promote our core branded products to physicians through our sales force of 74 Sales Specialists and distribute our generic products through our wholly owned subsidiaries, Macoven Pharmaceuticals, LLC (Macoven) and Cypress Pharmaceuticals, Inc. ® (Cypress).

We have a portfolio of approved products that address medical needs in several therapeutic areas, including:

  Chronic Pain: Zohydro® ER (hydrocodone bitartrate) with BeadTekTM, an extended-release opioid agonist indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment for which alternative treatment options are inadequate;

  Insomnia:  Silenor® (doxepin), the only non-narcotic, non-scheduled and non-addictive prescription sleep aid for the treatment of insomnia characterized by difficulty with sleep maintenance; and

  Migraine:  Treximet® (sumatriptan/naproxen sodium), a fixed dose combination product indicated for the treatment of acute migraine;

Our strategy is to continue to create shareholder value by:

  Growing or maintaining sales of the existing products in our portfolio in various ways, including identifying new growth opportunities; and

  Acquiring additional marketed specialty products or products close to regulatory approval to leverage our existing expertise and infrastructure.

On January 4, 2018, we committed to and commenced a realignment plan to reduce operating costs and better align our workforce with the needs of our business in anticipation of the expiration of certain patents related to our Treximet® fixed dose combination product. We completed the realignment plan on January 5, 2018, resulting in a reduction of our workforce by 41 employees (representing approximately 22% of our workforce), the majority of which were associated with our sales force and commercial infrastructure. In connection with this commercial reorganization, we expect to realize annualized cost savings of $7.0 million - $8.0 million beginning in the first quarter of 2018. We anticipate recording a one-time charge of approximately $1.0 million during the first quarter of 2018 as a result of this realignment.

Our Products and Product Candidates

Pernix-Promoted Products

Zohydro ER with BeadTek

Zohydro ER with BeadTek is indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. Zohydro ER does not contain acetaminophen, unlike many immediate-release hydrocodone products, reducing the risk for potential liver toxicity due to overexposure of acetaminophen. Zohydro ER with BeadTek has six dosage strengths; 10 mg, 15 mg, 20 mg, 30 mg, 40 mg and 50 mg. On January 30, 2015, the U.S. Food and Drug Administration (FDA) approved this updated formulation that features BeadTek, a technology encompassing an indistinguishable mix of inactive beads, active immediate-release hydrocodone beads and active extended-release hydrocodone beads. Zohydro ER with BeadTek delivers an extended release of hydrocodone that provides 12-hour dose duration. When taken as directed, the inactive beads contained in Zohydro ER with BeadTek remain inert. The inactive beads dissolve independently of the active hydrocodone beads and are designed not to change the 12-hour release properties of the medication when taken as directed. However, a viscous gel forms when the inactive beads are crushed and dissolved in liquids or solvents.

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

We promote Zohydro ER with BeadTek in the United States through our nationwide specialty sales force, which covers 74 territories. In April 2015, we acquired the Zohydro ER franchise from Zogenix, Inc. (Zogenix). Zohydro ER with BeadTek is manufactured by and licensed from Recro Pharma, Inc. (Recro).  Prior to our acquisition of the Zohydro ER franchise, Zogenix was responsible for all commercialization activities in the U.S.  During this time, Zogenix paid milestones and royalties on sales to Alkermes plc. On March 3, 2015, Alkermes announced the sale of the manufacturing facility and royalty revenue associated with Zohydro ER to Recro. Recro is our supplier of the commercial product for distribution in the U.S.   Zohydro ER with BeadTek is covered by 13 issued U.S. patents, which our subsidiary, Pernix Ireland Pain Designated Activity Company (PIP DAC) (formerly known as Pernix Ireland Pain Ltd. (PIPL)) either owns or has rights to.  Two of these patents expire November 1, 2019, seven expire July 25, 2033 and four expire September 12, 2034. Net revenues of Zohydro were $24.0 million and $24.7 million for the years ended December 31, 2017 and 2016, respectively.

In May 2017, we announced that, due to a manufacturing issue with our supplier, we expect that the 20mg strength of Zohydro ER with BeadTek will be on back order until at least the first quarter of 2018. During this time, we have continued to market and distribute other strengths of Zohydro ER with BeadTek, including the 10 mg, 15 mg, 30 mg, 40 mg and 50 mg strengths. While utilization of the 10mg, 15mg and 30mg strengths have increased, we believe that the temporary stock out of the 20 mg strength has impacted the overall prescription volume for Zohydro ER with BeadTek, resulting in a loss of revenue and adverse effect on our financial condition.

Silenor (doxepin)

Silenor is the only non-narcotic, non-scheduled and non-addictive prescription sleep aid for the treatment of insomnia characterized by difficulty with sleep maintenance.  Silenor is marketed as an oral tablet formulation and is available in 3 mg and 6 mg dosage forms. Doxepin, the active ingredient in Silenor, binds to H1 receptors in the brain and blocks histamine, which is believed to play an important role in the regulation of sleep.  Doxepin has been marketed and used for over 35 years at dosages ranging from 75 mg to 300 mg for the treatment of anxiety and depression, but has historically not been used to treat insomnia due to undesirable next-day residual effects. Silenor, which uses doxepin at much lower dosages, does not exhibit the same pharmacological effects as high-dose doxepin.

In four separate Phase III clinical trials, Silenor demonstrated a favorable safety and tolerability profile, including a low dropout rate and an adverse event profile comparable to placebo.  Silenor demonstrated no clinically meaningful next-day residual effects and no evidence of amnesia, complex sleep behaviors, hallucinations, tolerance or withdrawal effects.  Silenor was approved by the FDA in March 2010 for the treatment of insomnia characterized by difficulty with sleep maintenance and was launched commercially in the United States in September 2010 by Pernix Sleep, Inc. (f/k/a Somaxon Pharmaceuticals, Inc.) (Pernix Sleep). We acquired the Silenor product line as a result of our merger with Somaxon Pharmaceuticals, Inc. (Somaxon) on March 6, 2013, and we launched Silenor in the second quarter of 2013.

The current market-leading prescription products for the treatment of insomnia include: GABA-receptor agonists, which are classified by the FDA as Schedule IV controlled substances; melatonin agonists; hypnotic benzodiazepines; and sedating antidepressants.  Currently, the most widely-prescribed products for the treatment of insomnia include GABA-receptor agonists such as: zolpidem (Ambien®); zolpidem tartrate extended-release tablets (Ambien CR®), a controlled-release formulation of Ambien; eszopiclone (Lunesta®); and zalepon (Sonata®) and Belsomra® (suvorexant), an orexin receptor antagonist.  In addition, melatonin agonists such as ramelteon (Rozerem®), hypnotic benzodiazepines, such as temazapam (Restoril®) and flurazepam (Dalmane®), and sedating antidepressants such as trazodone (Desyrel®) are used to treat insomnia.  Our market research indicated that the market is underserved due in large part to characteristics associated with many of these products, such as next-day grogginess, memory impairment, amnesia, hallucinations, physical and psychological dependence, complex sleep behaviors such as sleep driving, hormonal changes and gastrointestinal effects.

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

As a result of the numerous benefits presented by Silenor, the limitations of other current therapies, and because it is the first and only nonscheduled prescription sleep medication approved by the FDA for the treatment of insomnia characterized by difficulty with sleep maintenance, we believe that Silenor has the potential for increased growth in the market.  In addition, for these reasons, we believe Silenor is an attractive candidate for the over-the-counter (OTC) market. We are engaged in life-cycle management activities relating to Silenor, including the assessment of OTC opportunities such as potential out-licensing transactions. We also continue to review and assess options for internal development.

We promote Silenor in the United States through a nationwide specialty sales force, which covers 74 territories. We market and sell Silenor through Paladin Labs (a division of Endo Pharmaceuticals plc) in Canada, and are currently working with CJ Healthcare Corporation, which launched Silenor in South Korea in 2015.  Silenor is covered by eight issued U.S. patents, the latest expiring 2030, five of which are exclusively licensed from ProCom One, Inc. (ProCom).  Four companies filed abbreviated new drug applications (ANDAs) with the FDA seeking approval to market a generic version of Silenor, which resulted in all four companies being permitted to launch in 2020. We have an exclusive supply agreement with JRS Pharma L.P. for the exclusive use of ProSolv®HD90, an ingredient used in our formulation for Silenor, in combination with doxepin.  Mylan is our supplier of commercial product for distribution in the U.S. Net revenues of Silenor were $22.3 million and $16.9 million for the years ended December 31, 2017 and 2016, respectively.

Treximet (sumatriptan/naproxen sodium)

Treximet is the only fixed dose combination product approved by the FDA to treat acute migraines.  Sumatriptan, one of the two active ingredients in Treximet, belongs to the triptan class used for the treatment of migraine headaches.  Naproxen sodium, the other active ingredient in Treximet, is a non-steroidal anti-inflammatory drug (NSAID) used to relieve pain from various conditions such as headaches, muscle aches, tendonitis, dental pain, and menstrual cramps, as well as pain, swelling, and joint stiffness caused by arthritis, bursitis, and gout attacks.  Treximet was approved in April 2008 for acute migraine attacks, with or without aura, in adults.  The product is a unique formulation of sumatriptan and naproxen sodium that employs the patented formulation technology owned by Aralez Pharmaceuticals, Inc. (formerly POZEN Inc.) (Aralez) and the RT Technology™ of GlaxoSmithKline's (GSK). We believe this unique combination provides a synergistic therapeutic effect.  The triptan component shrinks the swollen blood vessels in the head, which has been demonstrated to provide relief of migraine pain.  The NSAID component inhibits the enzyme responsible for the production of prostaglandins, which are the mediators of pain and inflammation.  This dual mechanism of action of Treximet has been shown to provide superior sustained pain relief compared to placebo and to both of the active ingredients alone. In clinical trials, Treximet demonstrated significantly greater pain relief at two hours compared to sumatriptan 85mg or naproxen sodium 500 mg alone.  In addition, Treximet provided more patients with sustained migraine pain relief from two to 24 hours compared to the individual components alone.

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

Migraines have an estimated prevalence of 8% to 23% in adolescents 11 years of age and older.  Acute and prophylactic treatments are similar to those used for adults.  Sumatriptan is the most widely studied triptan in adolescents.  In clinical trials to date, sumatriptan has failed to demonstrate efficacy versus placebo, primarily as a result of a high placebo response.  Currently medical providers and patients have limited options for the treatment of acute migraine attacks with or without aura approved for use in this population.  We believe Treximet has the potential to meet this void. On May 15, 2015, we announced that the FDA had approved Treximet for use in pediatric patients 12 years of age and older for the acute treatment of migraine with or without aura and we began to market and sell Treximet for pediatric patients in October 2016.

In August 2014, we, through our wholly owned subsidiary, Pernix Ireland Limited (PIL) acquired the U.S. intellectual property rights to Treximet from GSK, as well as GSK's royalty obligation to Aralez. Treximet is exclusively licensed to us by GSK for U.S. marketing, sales and distribution. We originally promoted Treximet in the United States through our nationwide specialty sales force.  After the sales force restructure on January 4, 2018, we are no longer promoting Treximet with a sales force.  We currently have two qualified suppliers of Treximet.  Treximet is covered by five patents in the U.S.  Including six months of pediatric exclusivity, four of the patents expired on February 14, 2018, and one expires on April 2, 2026.  Six companies filed ANDAs with the FDA seeking approval to market a generic version of Treximet, three of which are permitted to launch in 2018 and three other generics enjoined from launching until 2026.

On February 14, 2018, four patents covering Treximet expired, enabling up to three generic competitors to enter the market. As of February 28, 2018, one of these competitors entered the market and we are expecting the other two competitors to enter later in 2018. Concurrent with the launch of generics by third parties, we launched an authorized generic version of Treximet. We will also continue to distribute the branded versions of Treximet. We have one additional patent that covers Treximet that will expire in 2026 that we expect to prevent additional generic competitors from entering the market until that time. We expect that generic competition for Treximet will negatively impact our net revenues for the fiscal year ending December 31, 2018.

Net revenues of Treximet for the year ended December 31, 2016 were negatively impacted by $15.3 million of disputed rebate claims, which were recorded during the year ended December 31, 2016, for sales which occurred in prior periods ($12.5 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively) related to the unfavorable arbitration ruling in our dispute with GSK. There was no impact on 2017 net revenues as a result of this ruling.

The following table sets forth the impact of the GSK arbitration award on net revenues of Treximet (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014
GAAP net revenues of Treximet	$68,405	$66,961	$101,753	$54,775
GSK arbitration award adjustment	-	15,277	(12,484)	(2,793)
Adjusted net revenues of Treximet (1)	$68,405	$82,238	$89,269	$51,982

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

Externally Promoted and Non-Promoted Products

We market and sell our non-core products, including generics, through our wholly owned subsidiaries, Cypress and Macoven.  We also market our non-promoted products through distributors and trade partners.

Through our Macoven entity, we had distributed a combination product called isometheptene mucate, dichlorphenazone, and acetaminophen, or IDA, which was originally approved in 1948 by the FDA, for safety only. The product's efficacy as an adjunct treatment for peptic ulcer disease, as well as other medical conditions, such as migraine headaches, was reviewed under the FDA's Drug Efficacy Study Implementation process, DESI notice 3265.

We received a letter from the FDA dated October 19, 2017, asserting that IDA was subject to DESI 3265 and that any drug products identified in DESI 3265, including IDA, require an approved new drug application (NDA) or an abbreviated new drug application (ANDA) in order for them to continue to be distributed. Since we have not obtained an NDA or ANDA for IDA, the FDA directed that we should immediately cease distribution of IDA. While IDA has a long history of safe use, we complied with the FDA's request and confirmed with the FDA within its requested time frame that we ceased distribution of the product. For the year ended December 31, 2017, our net revenues from the sale of IDA were $14.9 million. As we will not have further revenues from the product in 2018, the discontinuance of the product will impact net revenues for the fiscal year ending December 31, 2018.

Research and Development

Our current development projects include potential line extensions.  We intend to be opportunistic in exploiting our in-house expertise and intellectual property to initiate additional low-risk development projects.  In addition, we will look for external opportunities through in-licensing, collaborations or partnerships to build our pipeline.

 We are currently reviewing alternatives for a Prescription -to-Over-The-Counter (OTC) switch for Silenor. We held a pre-IND meeting with the FDA in June 2015, during which we received clarity from the FDA on the development activities that would be required to seek approval to market Silenor in the U.S. OTC market. Specifically, the FDA advised us that the results of preclinical studies to assess the abuse potential of Silenor, a label comprehension study, a driving study, a self-selection study and an actual use trial, among other things, would be needed as part of an NDA submission. Based upon our interactions with clinical research organizations (CROs) and potential out-licensing partners, we believe that it could take approximately four to five years to complete the development work needed to file an NDA and seek approval to market Silenor as an over-the counter (OTC) product.

For the years ended December 31, 2017 and 2016, we recorded $787,000 and $6.1 million, respectively, in research and development expenses.

Sales and Marketing

On January 4, 2018, we committed to and commenced a realignment plan to reduce operating costs and better align our workforce with the needs of our business in anticipation of the expiration of certain patents related to our Treximet® fixed dose combination product. We completed the realignment plan on January 5, 2018, resulting in a reduction of our workforce by 41 employees (representing approximately 22% of our workforce), the majority of which were associated with our sales force and commercial infrastructure.

Our commercial activities in the United States are dedicated to our marketed products Zohydro ER with BeadTek and Silenor. Our commercial team also provides support for sales of certain of our other products from time to time. We currently sell our products through our nationwide sales force, which consists of approximately 74 territories.  Our teams of experienced sales professionals discuss our products with Healthcare Providers (HCPs), such as prescribers, in specialties appropriate for each marketed product.

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

GSK Arbitration, Restructuring and Business Development

GSK Arbitration Update

We were involved in an arbitration proceeding with Glaxo Group Limited, GlaxoSmithKline LLC, GlaxoSmithKline Intellectual Property Holdings Limited, and GlaxoSmithKline Intellectual Property Management Limited (collectively, GSK). GSK claimed that we owed GSK damages relating to an alleged breach by us of a covenant contained in the Asset Purchase and Sale Agreement (APSA), dated as of May 13, 2014 by and among GSK and us pertaining to a pre-existing customer agreement. We asserted counterclaims and defenses under the APSA and also asserted claims against GSK related to breaches of a supply agreement between the parties. We and GSK entered into an interim settlement agreement (the Interim Settlement Agreement) under which we agreed to make payments to GSK and escrow additional funds. Additionally, the parties agreed to submit the matter to binding arbitration.

On January 31, 2017, the arbitration tribunal issued opinions in favor of GSK, awarding it damages and fees in the amount of approximately $35 million, plus interest (estimated to be approximately $2 to $5 million). The tribunal also denied our claim that GSK breached its obligations under the supply agreement. We had already paid to GSK an aggregate of $16.5 million, including $6.2 million from the escrow account, which will offset the total award. After discussions with GSK, an agreement was reached on March 17, 2017, to amend the Interim Settlement Agreement with GSK whereby we agreed to establish a payment schedule for satisfaction of the current balance of the award. Pursuant to the amendment, we agreed that the outstanding balance as of the date of the amendment was approximately $21.5 million to GSK and we agreed to make quarterly installments in amounts totaling $1.0 million in 2017, $3.5 million in 2018 and approximately $17.0 million in 2019. We recorded the fair value of this settlement in the amount of approximately $18.5 million in our financial statements at December 31, 2016 and recorded $15.3 million as a reduction to net revenues, $1.0 million to selling, general and administrative expense and $2.2 million to interest expense in the year ended December 31, 2016.

On July 20, 2017, we and GSK entered into Amendment No. 2 to the Interim Settlement Agreement.  Amendment No. 2 supersedes Amendment No. 1 and permitted payment by us to GSK of a reduced amount in full satisfaction of the remaining approximately $21.2 million unpaid portion of the award granted to GSK in the arbitration of certain matters previously disputed by the parties.  Pursuant to Amendment No. 2, we were obligated to make two fixed payments to GSK: (i) a payment of $3.45 million due on or before August 4, 2017 and (ii) a payment of $3.2 million due on or before December 31, 2017. Both of these payments were made as of December 31, 2017. Also pursuant to Amendment No. 2, we agreed that if on or before September 30, 2019, we (x) redeem or repurchase our 4.25% Convertible Notes (as defined below) for greater than 31.00 cents for every one dollar of principal amount outstanding or (y) exchange such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31.00 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, we shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2.0 million.  GSK has agreed that for so long as we comply with the payment terms set forth in the Amendment No. 2, enforcement of the Award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the award granted to GSK, and that the outstanding balance of such award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms. We have recorded $2.0 million as contingent consideration for the potential payment due by September 30, 2019 and is recorded in Arbitration Award on our consolidated balance sheet at December 31, 2017. Also, we recorded $10.5 million as gain from legal settlement for the year ended December 31, 2017 pursuant to Amendment No. 2 in the consolidated statements of operations and comprehensive loss.

Reverse Stock Split

On October 13, 2016, we filed Articles of Amendment to our charter, with the State Department of Assessments and Taxation of Maryland to affect a one-for-ten reverse stock split of the outstanding shares of common stock, par value $0.01 per share (the Reverse Stock Split). The purpose of the Reverse Stock Split was to raise the per share trading price of our common stock to regain compliance with the minimum $1.00 continued listing requirement for the listing of our common stock on The Nasdaq Global Market. As of the date of this Report, we have regained compliance with Nasdaq Listing Rule 5450(a)(1).

Each stockholder's percentage ownership in us and proportional voting power remained unchanged immediately after the Reverse Stock Split, except for minor changes resulting from the rounding up of fractional shares. The rights and privileges of stockholders were also unaffected by the Reverse Stock Split. There was no change to the number of authorized shares of our common stock as a result of the Reverse Stock Split. Accordingly, all share and per share information in this Annual Report on Form10-K has been restated to retroactively show the effect of the Reverse Stock Split.

Debt Restructuring

In August 2016, we announced the commencement of a formal process to pursue alternatives to improve financial flexibility, and we retained advisors to explore options to restructure our debt and assess other potential alternatives in order to maximize value for all stakeholders.

On July 20, 2017, we entered into several refinancing transactions (collectively, the Transactions) with certain holders (the Holders) of our outstanding 4.25% Convertible Senior Notes Due 2021 (the 4.25% Convertible Notes). The Transactions closed on July 21, 2017, and included:

  A new five-year $40.0 million asset-based revolving credit facility (the ABL Credit Agreement) by and among us and certain of our subsidiaries as borrowers and guarantors (the ABL Borrowers) and Pernix Ireland Pain DAC (PIP DAC), Pernix Ireland Limited, Pernix Holdco 1, LLC, Pernix Holdco 2, LLC and Pernix Holdco 3, LLC as additional guarantors (the ABL Guarantors), Cantor Fitzgerald Securities, as agent, and the Holders, as lenders. The ABL Credit Agreement replaced our asset-based revolving credit agreement, dated as of August 21, 2015, by and among the ABL Borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as amended (the Old ABL Facility); We have drawn $14.2 million under this facility at December 31, 2017;

  A new five-year $45.0 million delayed draw term loan facility (the Delayed Draw Term Loan or DDTL) among PIP DAC, Cantor Fitzgerald Securities, as agent, and the Holders, as lenders. We drew $30.0 million of the proceeds under this facility upon closing of the Transactions;

  The issuance of (a) $36.2 million aggregate principal amount of PIP DAC's 4.25%/5.25% Exchangeable Senior Notes due 2022 (the Exchangeable Notes) and (b) 1,100,498 shares of Pernix's common stock (the Exchange Shares), in exchange for the tender to PIP DAC of $51.8 million aggregate principal amount of Convertible Notes held by the Holders (the Exchange). The Exchangeable Notes are governed by a new indenture under which PIP DAC is the issuer and Pernix and its other subsidiaries are the guarantors (the Exchangeable Notes Guarantors), with Wilmington Trust, National Association, as trustee (the Exchangeable Notes Trustee). Concurrent with the Transactions, we entered into a registration rights agreement among Pernix, PIP DAC and the Holders that provides for the registration under the Securities Act of 1933, as amended, for the offer and sale of the Exchange Shares and the Underlying Shares (the Registration Rights Agreement). The Exchangeable Notes will be exchangeable for our common stock. After giving effect to the Exchange, approximately $78.2 million principal amount of the 4.25% Convertible Notes remain outstanding.

These transactions are discussed in further detail below.

Financing Activities

Convertible Notes:

4.25% Convertible Notes

On April 22, 2015, we issued $130.0 million aggregate principal amount in the 4.25% Convertible Notes. The 4.25% Convertible Notes mature on April 1, 2021, unless earlier converted, redeemed or repurchased.  We received net proceeds from the sale of the 4.25% Convertible Notes of $125.0 million, after deducting placement agent fees and commissions and offering expenses payable by us. Interest on the 4.25% Convertible Notes is payable on April 1 and October 1 of each year, beginning October 1, 2015. $51.8 million of these notes were tendered in consideration for the issuance of (a) $36.2 million aggregate principal amount of PIP DAC's 4.25%/5.25% Exchangeable Senior Notes due 2022 (the Exchangeable Notes) and (b) 1,100,498 shares of Pernix's common stock (the Exchange Shares) discussed above.

Secured Notes:

Treximet Secured Notes

On August 19, 2014, we issued $220.0 million aggregate principal amount of our 12% Senior Secured Notes due 2020 (the Treximet Secured Notes) pursuant to an Indenture (the Treximet Notes Indenture), dated as of August 19, 2014, among us, certain of our subsidiaries (the Treximet Guarantors) and U.S. Bank National Association (the Treximet Notes Trustee), as trustee and collateral agent.

The Treximet Secured Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year, beginning on February 1, 2015. On each payment date, commencing August 1, 2015, we will pay an installment of principal of the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such payment date (less the amount of interest paid on the Treximet Secured Notes on such payment date). As of December 31, 2017, the aggregate principal amount of the Treximet Secured Notes was approximately $172.1 million.

Third Supplemental Indenture

On December 29, 2017, we and U.S. Bank National Association, as trustee, entered into a third supplemental indenture (the "Third Supplemental Indenture") to the Treximet Notes Indenture with the consent of the holders of a majority in aggregate principal amount of our Treximet Secured Notes. The Third Supplemental Indenture amends the Treximet Notes Indenture to clarify the definition of "Net Sales", as such term is defined in the Treximet Notes Indenture and resulted in the deferral of $3.2 million of principal payments until maturity.

Credit Facilities:

Cantor Fitzgerald

On July 21, 2017, we entered into a new five-year $40.0 million asset-based revolving credit facility (the ABL Credit Agreement) by and among Pernix and certain subsidiaries of Pernix as borrowers and guarantors (the ABL Borrowers) and Pernix Ireland Pain Designated Activity Company (PIP DAC), Pernix Ireland Limited, Pernix Holdco 1, LLC, Pernix Holdco 2, LLC and Pernix Holdco 3, LLC as additional guarantors (the ABL Guarantors), Cantor Fitzgerald Securities, as agent, and the Holders, as lenders. The ABL Credit Agreement replaced our asset-based revolving credit agreement, dated as of August 21, 2015, by and among the ABL Borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, as amended (the Old ABL Facility). As of December 31, 2017, the aggregate principal amount of the ABL Credit Agreement was approximately $14.2 million.

Our obligations under the ABL Credit Agreement are secured by, among other things, our and certain of our subsidiaries' inventory and accounts receivable and were guaranteed by certain of our subsidiaries. Borrowings under the ABL Credit Agreement will bear interest at our election at (i) the rate of LIBOR plus 7.5% (ii) the Base Rate (as defined in the ABL Credit Agreement) plus 6.5%. In addition, we are required to pay a commitment fee on the undrawn commitments under the ABL Credit Agreement from time to time at an applicable rate of 0.25% per annum according to the average daily balance of borrowings under the ABL Credit Agreement during any month.

Wells Fargo

On August 21, 2015, we entered into a Credit Agreement with Wells Fargo National Association (Wells Fargo), as Administrative Agent and the lenders party thereto for a $50.0 million, three-year senior secured revolving credit facility (the Wells Fargo Credit Facility), which may have been increased by an additional $20.0 million in the lenders' discretion.

Our obligations under the Wells Fargo Credit Facility were secured by, among other things, our and certain of our subsidiaries' inventory and accounts receivable and were guaranteed by certain of our subsidiaries. The outstanding balances on this facility as of December 31, 2017 and 2016, were $0 and $14.0 million, respectively.

Borrowings under the Wells Fargo Credit Facility accrued interest at our election at (i) the rate of LIBOR plus 1.5% to LIBOR plus 2.0% or (ii) the Base Rate (as defined in the Wells Fargo Credit Facility) plus 0.5% to the Base Rate plus 1.0%. The applicable interest rate margin percentage will be determined by the average daily availability of borrowings under the Wells Fargo Credit Facility. In addition, we were required to pay a commitment fee on the undrawn commitments under the Wells Fargo Credit Facility from time to time at an applicable rate of 0.25% per annum according to the average daily balance of borrowings under the Wells Fargo Credit Facility during any month. On February 8, 2017, we agreed to provide Wells Fargo with 30 days' prior notice of any request for a borrowing under this facility until April 8, 2017.

As discussed earlier, the ABL Credit Facility entered into on July 21, 2017 replaced the Wells Fargo Credit Facility and the Company used the proceeds from the ABL Credit Facility to repay the outstanding obligation of the Wells Fargo Credit Facility.

Term Facility

Cantor Fitzgerald

On July 21, 2017, we entered into a $45.0 million term loan credit agreement (the Delayed Draw Term Loan or DDTL) with Cantor Fitzgerald Securities, as agent (the Term Agent) and the lenders party thereto to obtain the DDTL. $30 million under the DDTL was drawn on the date of closing of the Transactions, and the remaining $15.0 million will be available for subsequent draws for certain specified purposes, including to finance certain acquisitions, subject to conditions set forth in the DDTL Credit Agreement. The DDTL includes an incremental feature that allows PIP DAC, with the consent of the requisite lenders under the Term Facility, to obtain up to an additional $20.0 million in term loan commitments from new or existing lenders under the Term Facility that agree to provide such commitments. Interest on the loans will accrue either in cash or a combination of cash and in- kind interest, at PIP DAC's election. Cash interest will accrue at a rate of 7.50% per annum, while the combination of cash and in-kind interest will accrue at a rate of 8.50% per annum, with up to 4.00% per annum added to the principal amount of loans and the balance paid in cash. The DDTL will contain representations and warranties, affirmative and negative covenants, and events of default applicable to PIP DAC and its subsidiaries (if any) that are customary for credit facilities of this type. The DDTL will mature on July 21, 2022. As of December 31, 2017, the aggregate principal amount outstanding of the DDTL was $30.0 million.

Exchangeable Notes

Wilmington Trust

On July 21, 2017, PIP DAC, the Exchangeable Notes Guarantors, and Wilmington Trust, National Association, as Trustee, entered into a $36.2 million New Exchangeable Notes Indenture. The Exchangeable Notes issued under the New Notes Indenture will be guaranteed by Pernix and each other subsidiary thereof. The Exchangeable Notes are senior, unsecured obligations of PIP DAC. Interest on the Exchangeable Notes will be paid in cash or a combination of cash and in-kind interest at PIP DAC's election. Interest paid in cash (the "All Cash Method") will accrue at a rate of 4.25% per annum, while interest paid in a combination of cash and in-kind will accrue at a rate of 5.25% per annum, with 2.25% per annum of interest (plus additional interest, if any) capitalized to the principal amount of the Exchangeable Notes, and the balance paid in cash. The maturity date of the Exchangeable Notes Indenture is July 15, 2022.

The Exchangeable Notes initially are exchangeable into shares of our common stock at an exchange price per share of $5.50 (the "Exchange Price"). The Exchange Price will be subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain Company tender or exchange offers. As of December 31, 2017, the aggregate principal amount outstanding of the Exchange Note was $35.7 million.

Holders will exchange all or a portion of their Exchangeable Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity dates. See further discussion under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report on Form 10-K.

See further discussion in Note 12, Debt and Lines of Credit, to our audited consolidated financial statements in Part II, Item 8 and also under the heading "Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report on Form 10-K.

Acquisition of Zohydro ER with BeadTek

On April 24, 2015, through our wholly-owned subsidiary, PIP DAC, formerly known as Pernix Ireland Pain Limited and Ferrimill Limited, we completed the acquisition of the pharmaceutical product line, Zohydro ER, including an abuse-deterrent pipeline and rights to all related intellectual property, a supplier contract and an associated liability payable and a specified quantity of inventory associated therewith, from Zogenix. There were no other tangible or intangible assets acquired and liabilities assumed related to the Zohydro ER product line from Zogenix. The total purchase price consisted of an upfront cash payment of $80.0 million including a deposit of $10.0 million in an escrow fund, 168,209 shares of our Common Stock, $927,000 for a specified quantity of inventory, and regulatory and commercial milestone payments of up to $283.5 million, including a $12.5 million milestone payment upon approval of ZX007 abuse-deterrent extended-release hydrocodone tablet and up to $271.0 million in potential sales milestones if the Zohydro ER product line achieves certain agreed-upon net sales targets. We funded the cash portion of the purchase price from our issuance of $130.0 million aggregate principal amount of the 4.25% Convertible Notes.

Acquisition of Treximet

On August 20, 2014, we, through our wholly owned subsidiary Pernix Ireland Limited (PIL), formerly known as Worrigan Limited, completed the acquisition of the U.S. intellectual property rights to the pharmaceutical product, Treximet, from GSK.

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

In connection with the transaction, GSK assigned to PIL the Product Development and Commercialization Agreement (the PDC Agreement) between GSK and Aralez. In connection with the assignment of the PDC Agreement, PIL paid $3.0 million to CPPIB (which owns the rights to the royalty payments under the PDC Agreement), and we have also granted Aralez a warrant to purchase 50,000 shares of our common stock at an exercise price of $42.80 per share (the closing price of our common stock on May 13, 2014 as reported on Nasdaq) (the Warrant). The Warrant was exercisable from the closing date of the acquisition (August 20, 2014) until February 28, 2018. In March 2015, an assignee of Aralez exercised the warrant on a cashless basis, resulting in the issuance of 31,584 shares of common stock to such assignee. We will continue to pay a royalty to Aralez under the PDC Agreement, equal to 18% of net sales or lower under certain circumstances, with quarterly minimum royalty amounts of $4.0 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.

Pursuant to the agreement between GSK and PIL, GSK was obligated to manufacture Treximet for sale to us for a period of three years, unless terminated earlier.  We were required to purchase 100% of our requirements of Treximet product from GSK until December 31, 2015. Additionally, the price of Treximet was firm for the first year of the term.  Thereafter, the price of Treximet is subject to increase based on the Pharmaceutical Preparation - Manufacturing Index for the twelve months immediately preceding additional years of the term. GSK manufactured Treximet for our adolescent sales and is no longer manufacturing Treximet for our adult sales. We have qualified and contracted with an additional manufacturing source to support current supply.

Business Strategy

Our strategy is to maximize the commercial strengths and the value of the infrastructure that we have put in place to create a fully-integrated specialty pharmaceutical company.  We have launched Zohydro ER with BeadTek and re-launched Silenor in the U.S. market. We intend to expand upon and leverage our commercial successes and have launched an authorized generic version of Treximet.  We have also launched Pernix Prescriptions Direct®, a prescription processing service that provides benefit verification, prescription adjudication and mail order delivery of the prescription directly to the patient. We believe that our Pernix Prescriptions Direct program offers patients and healthcare professionals improved convenience that we believe will result in better compliance and reduced prescription abandonment among those participating in the program. We are focused on developing, acquiring and in-licensing additional products, and on partnering with and acquiring companies with which we can execute a targeted commercial approach.  We are focused primarily on CNS indications, including pain, neurology, and psychiatry, though we will consider other indications opportunistically.

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

Patents

We own or have rights to 44 issued U.S. patents and 21 pending U.S. Patent Applications relating to our products and technology.  Further detail with respect to our patents pertaining to Treximet, Zohydro ER with BeadTek and Silenor are described below.

Our Treximet patent portfolio broadly covers the pharmaceutical formulation, including the proprietary combination of a 5-HT agonist (i.e. sumatriptan) and a long-acting NSAID (i.e. naproxen), method of treatment, and bilayer tablet structure.  The portfolio comprises five issued U.S. patents (U.S. patent nos. 6,060,499, 6,586,458, 7,322,183, 8,022,095, and 5,872,145), all of which are listed in the FDA's Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) and all of which benefit from six months pediatric exclusivity.  Four of the U.S. patents expire February 14, 2018, including six months pediatric exclusivity, and one expires April 2, 2026, including pediatric exclusivity.  The adult and pediatric strengths have separate Orange Book listings.  There are no pending applications in the U.S.  All five patents are in-licensed from Aralez.

Zohydro ER with BeadTek is covered by 13 Orange Book listed patents, 6 of the 13 are in-licensed and the other 7 are solely owned by PIP DAC. Six additional U.S. patent applications relating to Zohydro ER with BeadTek are pending.  U.S. patent nos. 6,228,398 and 6,902,742, both of which expire on November 1, 2019 and both of which are in-licensed from Recro Gainesville, LLC, broadly cover the multiparticulate modified release composition.  U.S. patent nos. 9,132,096, 9,452,163, 9,486,451 and 9,713,611, also in-licensed from Recro, are directed to the abuse deterrent technology (BeadTek) and expire September 12, 2034.  U.S. patent nos. 9,265,760, 9,326,982, 9,333,201, 9,339,499, 9,421,200, 9,433,619 and 9,610,286 (all expire July 25, 2033) are solely owned by PIP DAC and are directed to methods of dosing patients with mild or moderate hepatic impairment where no adjustment in start dose is required relative to patients without hepatic impairment.

In a license agreement dated August 2003 and amended and restated in September 2010, Pernix Sleep, Inc. acquired the exclusive, worldwide license from ProCom One, Inc. to certain patents to develop and commercialize low dosages of doxepin for the treatment of insomnia. Silenor benefits from eight issued U.S. patents, all of which are listed in the Orange Book, with the latest expiring in September 2030.  U.S. patent no. 6,211,229 is broadly directed to the treatment of insomnia with doxepin and expires February 17, 2020.  U.S. patent nos. 7,915,307 and 9,572,814 are directed to methods of providing sleep therapy by administering doxepin several hours after a meal and expire August 24, 2027.  U.S. patent nos. 9,107,898 and 8,513,299, expiring May 1, 2028 and September 7, 2030, respectively, and 9,486,437 and 9,861,607, expiring May 18, 2027, are directed to methods of treating sleep maintenance insomnia by administering doxepin to reduce fragmented sleep or early awakenings.  Lastly, U.S. patent no. 9,532,971, expiring June 1, 2029, is directed to a pharmaceutical composition with doxepin and silicified microcrystalline cellulose.  It is anticipated that all of these issued U.S. patents will cover the proposed over-the-counter (OTC) version.  Further, we own or have rights to 11 pending U.S. patent applications that relate to Silenor.

In connection with the ASPA, GSK assigned to our wholly-owned subsidiary, PIL, all of its right, title and interest in and to that certain PDC Agreement.  Pursuant to such assignment, we acquired the right and license make, use, offer to sell, sell products in the United States and Puerto Rico using certain Aralez patents and other technology. The term of the PDC Agreement extends until the later of the date the last licensed patent expires and fifteen years from the first commercial sale of a product developed using the licensed patents.  The agreement is terminable at any time by us with 90 days' notice for any reason.  Either party may terminate the agreement with 60 days' notice if the other party commits a material breach of its obligations (or 15 days in the case of a failure to pay amounts due) and fails to remedy the breach within such notice period.  Under the terms of the agreement, we pay a royalty of eighteen percent (18.0%) of net sales (as defined in the agreement), which amount may be reduced under certain circumstances. Our predecessor-in-interest made upfront and milestone payments upon certain development milestones and regulatory approvals, all of which were satisfied prior to our acquisition of Treximet assets.

Trademarks and Trade Secrets

We own trademark interests in most of our current products and believe that having distinguishing marks is an important factor in marketing these products.  We currently own or have rights to approximately 25 trademarks registered with the United States Patent and Trademark Office, including PERNIX, SILENOR, TREXIMET, ZOHYDRO, ZOHYDRO ER, BEADTEK and many more.  The trademark registrations we own or hold rights to include registrations covering our product names, services, logos and slogans used for marketing of our products.  In addition to our registered marks, we remain committed to branding our goodwill and we continuously file new trademarks used to brand and market our products and services. In some circumstances, we may depend on trade secrets to aid in protecting our technology.

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

Customers, Distribution, and Reimbursement

Customers and Distribution

Our customers consist of drug wholesalers, specialty pharmacies, retail drug stores, mass merchandisers and grocery store pharmacies in the U.S. We primarily sell products directly to drug wholesalers, which in turn distribute the products to retail drug stores, mass merchandisers and grocery store pharmacies. Our top three customers, which represented 88% and 93% of gross product sales in each of 2017 and 2016, are all drug wholesalers. Each customer and its respective percentage of our gross product sales are listed by year below:

Gross Product Sales	2017	2016

McKesson Corporation	34%	36%
AmerisourceBergen Drug Corporation	30%	31%
Cardinal Health, Inc.	24%	26%
Total	88%	93%

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

Reimbursement

In the U.S. market, sales of pharmaceutical products depend in part on the availability of reimbursement to the patient from third-party payors, such as government health administration authorities, managed care organizations, or MCOs, and private insurance plans. Most of our products are generally covered by managed care and private insurance plans. The status or tier within each plan varies, but coverage for our products is similar to other products within the same class of drugs. We also participate in the Medicaid Drug Rebate Program with the Centers for Medicare & Medicaid Services and submit all of our covered products for inclusion in this program. Coverage of our products under individual state Medicaid plans varies from state to state. Third-party payors are increasingly challenging the prices charged for pharmaceutical products and reviewing different cost savings efforts, which could affect the reimbursement available for our products and ultimately the net proceeds realized from the sales of our products.

Competition

The pharmaceutical industry is highly competitive and characterized by a number of established, large pharmaceutical companies, as well as specialty pharmaceutical companies that market pain, neurology, psychiatry, primary care and other products. Many of these companies, particularly large pharmaceutical and life sciences companies, have substantially greater financial, operational and human resources than we do. They can spend more on, and have more expertise in, research and development, regulatory, manufacturing, distribution and sales activities. As a result, our competitors may obtain FDA or other regulatory approvals for their product candidates more rapidly than we may and may market their products more effectively than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

Our ability to continue to grow requires that we compete successfully with other specialty pharmaceutical companies for product and product candidate acquisition and in-licensing opportunities. Some of these competitors include Teva, Depomed, Purdue Pharma, Pfizer, Collegium, Egalet and Valeant. These established companies may have a competitive advantage over us due to their size and financial resources.

We also face competition from manufacturers of generic drugs.  Generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, legislation enacted in some states in the United States allows for, and in a few instances in the absence of specific instructions from the prescribing physician mandates, the dispensing of generic products rather than branded products where a generic version is available.

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

FDA Regulation of Drug Products

In the United States, the FDA regulates the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record-keeping, reporting, distribution, import, export, marketing, advertising and promotion of our drug products and product candidates under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Obtaining regulatory approvals and complying with applicable federal, state and local statutes and regulations require significant time and financial resources. Failure to comply with applicable FDA requirements during the development, approval or post-approval processes may subject an applicant to a range of judicial or administrative penalties, including the FDA's refusal to approve pending applications, withdrawal of an approval, clinical holds, warning letters, product recalls, product seizures, suspension of production or distribution, fines, restitution, disgorgement or civil or criminal sanctions.

Before a sponsor may market a drug in the U.S., the FDA requires a process that generally involves the following steps:

  performance of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's Good Laboratory Practices, or GLP. regulations and the U.S. Department of Agriculture's Animal Welfare Act;
  submission of an investigational new drug application, or IND, to the FDA, which must become effective before human clinical trials may commence;
  obtaining approval at each clinical trial site by an independent institutional review board, or IRB, before each trial may begin;
  completion of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed drug for its intended use;
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

The approval process is lengthy and can be difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than our interpretation of the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA in its present form. The complete response letter usually describes all of the specific deficiencies that the FDA identified in the NDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. The complete response letter may include recommended actions that the applicant could take to place the application in a condition for approval. If a complete response letter is issued, the applicant may resubmit the NDA upon addressing all of the deficiencies identified in the letter, withdraw the application, or request an opportunity for a hearing.

If a product receives regulatory approval, the approval may be significantly limited to specific indications or may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. As a condition of approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks.  REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU.  ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries.  The requirement for a REMS can materially affect the potential market and profitability of the drug.  Once adopted, REMS are subject to periodic assessment and modification.  In addition, the FDA may require Phase IV studies designed to further assess a drug's safety and effectiveness after NDA approval and may require testing and surveillance programs to monitor the safety of products that have been commercialized. Based on the results of post-market studies or surveillance programs, the FDA may prevent or limit further marketing of a product. Some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further FDA review and approval after initial approval has been granted.

Post-approval Requirements. Drugs that receive FDA approval remain subject to continuing regulation by the FDA, including requirements to report adverse events, provide the FDA with updated safety and efficacy information, comply with advertising and promotion regulations, submit periodic reports and maintain records.

The FDA strictly regulates labeling, advertising and promotion of marketed drug products. Drugs may be promoted only for their approved indications. Improper promotion or advertising practices for prescription drugs may be subject to enforcement by the FDA and other federal and state agencies. The Federal Trade Commission regulates advertising for OTC drug products. Advertising for these products must be truthful, not misleading and supported by competent and reliable scientific evidence.

Additionally, drug manufacturers and other entities involved in the distribution and manufacturing of approved drugs must register with the FDA and state agencies and are subject to periodic inspections by the FDA and state agencies for compliance with cGMP requirements. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards and must test each product batch or lot prior to its release. Certain changes to the manufacturing process generally require prior FDA approval before implementation. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or may require substantial resources to correct. Accordingly, we and our contract manufacturers must continue to spend time, money, and effort in the area of quality control and production to maintain cGMP compliance.

The FDA may withdraw an approved application if we do not maintain compliance with regulatory requirements and standards or if problems arise after the product reaches the market. For example, the FDA may issue an approval letter for a drug that includes postmarket requirements, or PMRs, or commitments, or PMCs, including Phase IV clinical studies. The FDA may withdraw approval of a drug if it determines that the sponsor is not adequately completing its PMRs or PMCs. In addition, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Further, failure to comply with regulatory requirements may result in administrative or judicial actions, such as product recalls or restrictions on the marketing or manufacturing of the product; warning letters, fines or holds on post-approval clinical trials; suspension or revocation of product approvals; refusal to approve pending applications or supplements to approved applications; refusal to permit the import or export of products or product seizure or detention; or civil or criminal penalties or injunctions.

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

Products Subject to Ongoing DESI Proceedings

The FDCA, enacted in 1938, was the first statute requiring premarket approval of drugs by the FDA. These approvals, however, focused exclusively on safety data. In 1962, Congress amended the FDCA to require that sponsors demonstrate that new drugs are effective, as well as safe, in order to receive FDA approval. These amendments also required the FDA to conduct a retrospective evaluation of the effectiveness of the drug products that the FDA approved between 1938 and 1962 on the basis of safety alone. The agency contracted with the National Academy of Science/National Research Council, or NAS/NRC, to evaluate the effectiveness of drugs covered by NDAs at that time on an active drug ingredient basis and by regulation it applied the findings to all identical, related or similar, or IRS, drug products. The FDA's administrative implementation of the NAS/NRC reports was the Drug Efficacy Study Implementation, or DESI Review. The DESI review involved a multistep notice, comment, opportunity for hearing, and appellate process that has had vast administrative and legal complexities.

Although the DESI Review began in the late 1960s, it was never completed. In the ensuing 50 years, the FDA developed other regulatory priorities, thus some unapproved products are subject to DESI proceedings in which a final determination regarding efficacy has not yet been made. In 2011, FDA published a Compliance Policy Guide, or CPG, that clarified how the FDA intends to exercise enforcement discretion with respect to drugs that are marketed without FDA approval.

We believe that a small number of our marketed pharmaceutical products are IRS to products with a pre-1962 NDA or ANDA that are subject to an ongoing DESI proceeding, and that may fall within the scope of the FDA's CPG. The regulatory status of each product is fact specific and we are exploring all the associated legal and regulatory issues. As all of these products are manufactured by subcontractors, we monitor their compliance with cGMPs in order to minimize product risk.

Over-The-Counter Drugs

The FDA implemented a process of reviewing OTC drugs through rulemaking by therapeutic classes (e.g., antacids, antiperspirants, cold remedies). The FDA convenes an advisory panel for each therapeutic class, and each advisory panel develops final monographs for the class to be published in the Federal Register. OTC monographs set forth permissible claims, labeling, and active ingredients for OTC drugs in a particular class. They also specify acceptable ingredients, doses, formulations and labeling.

Drugs must meet all of the general conditions for OTC drugs and all of the conditions contained in an applicable final monograph to be considered generally recognized as safe and effective, or GRAS/GRAE, and thus to be legally marketed without prior FDA approval. The general conditions include, among other things, compliance with cGMP, establishment registration and labeling requirements. Any product that fails to conform to each of the general conditions and a monograph is subject to regulatory action.

We also market a number of dietary supplement and medical food products. While FDCA regulatory guidance relative to the labeling requirements for dietary supplements and medical foods products is general and the labeling for each of our products is intricate, we believe that we have labeled our products in accordance with applicable statutory requirements. While these products are not covered outpatient drugs, some options for the payment for non-covered drugs do exist, including the Children's Health Insurance Program, or CHIP, as well as various state-specific programs.

The Hatch-Waxman Act

Abbreviated New Drug Applications. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, created the abbreviated new drug application, or ANDA, pathway, which allows companies to seek approval for generic versions of brand-name drugs previously approved under an NDA. As part of the NDA approval process, applicants are required to list with the FDA each patent with claims that cover the applicant's product or an approved use of the product. Upon NDA approval, each of the patents listed in the application for the drug is published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Potential generic manufacturers may reference certain drugs listed in the Orange Book as reference listed drugs, or RLDs, as the basis of their ANDAs. Generally, an ANDA must contain data and information showing that the proposed generic product is the same as its RLD by demonstrating that the two products (i) have the same active ingredient in the same strength and dosage form, to be delivered via the same route of administration, (ii) are intended for the same uses, and (iii) are bioequivalent. Under certain state laws, certain ANDA approved drugs may be (and in some cases, must be) replaced by pharmacists under prescriptions written for the RLD.

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

If an ANDA applicant makes a Paragraph IV certification, it must notify the NDA holder and patent owners and provide of the factual and legal basis for the applicant's belief that the patents are invalid, unenforceable or not infringed. The ANDA applicant must provide this notification within 20 days after the FDA accepts the ANDA for filing. The NDA holder and patent owners may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. In general, the filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV notice prohibits the FDA from approving the ANDA for 30 months from the receipt of notice by the patent holder; however, the FDA may approve the proposed product before the expiration of this 30-month stay if a court deems the patent unenforceable, invalid or not infringed or if the court shortens the stay period because the parties have failed to cooperate in expediting the litigation. If an RLD has new chemical entity exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the 30-month stay does not begin until five years after the RLD approval.

The Hatch-Waxman Act also provides for a 180-day period of generic product exclusivity for the first generic applicant to submit an ANDA with a paragraph IV certification for a generic version of an NDA-approved drug. "Authorized generics" are generic pharmaceutical products that are introduced by innovator companies, either directly or through partnering arrangements with other generic companies. Authorized generics are equivalent to the innovator companies' brand name drugs but are sold at relatively lower prices than the brand name drugs. An authorized generic product may be marketed during the 180-day exclusivity period granted to the first manufacturer to submit an ANDA with a Paragraph IV certification for a generic version of the brand product.

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

Marketing Exclusivity. Certain newly-approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity under the Hatch-Waxman Act. The Hatch-Waxman Act grants five-year marketing exclusivity to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE, which is an active pharmaceutical ingredient that the FDA has not previously approved. The Hatch-Waxman Act prohibits the approval of a Section 505(b)(2) NDA or an ANDA for another version of such drug during the exclusivity period, but submission of a Section 505(b)(2) NDA or an ANDA containing a Paragraph IV certification is allowed after four years, which may activate a 30-month stay of approval of the Section 505(b)(2) NDA or ANDA if the patent holder sues. The Hatch- Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs and sNDAs, if the sponsor conducts or sponsors new clinical investigations, other than bioavailability studies, and those investigations are deemed by the FDA to be essential to the approval of the application. Such clinical trials may, for example, support new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the indication, dosage, or strength associated with the new clinical investigations. Five-year and three- year exclusivity will not block the submission or approval of another "full" NDA submitted under section 505(b)(1) of the FDCA.

Pediatric Exclusivity. Pediatric exclusivity is another type of non-patent marketing exclusivity in the U.S. If granted, it provides an additional six months of exclusivity to the term of any existing regulatory exclusivity or listed patent term. This six-month exclusivity may be granted based on the voluntary completion of a pediatric study that fairly responds to an FDA-issued Written Request for such a study. We plan to work with the FDA to establish the need for pediatric studies for our product candidates and may consider attempting to obtain pediatric exclusivity for some of our product candidates.

Regulation of Controlled Substances

We, our third party manufacturers and certain of our products, including Zohydro ER with BeadTek, are subject to the Controlled Substances Act, which imposes registration, recordkeeping, reporting, labeling, packaging, storage, distribution and other requirements administered by the DEA. The DEA regulates handlers of controlled substances, as well as the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. Accordingly, we and our third-party manufacturers must adhere to a number of requirements with respect to our controlled substance products including, but not limited to, registration, recordkeeping and reporting requirements; labeling and packaging requirements; security controls, procurement and manufacturing quotas; and certain restrictions on refills.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no currently accepted medical use in treatment in the U.S.  Thus, a pharmaceutical product may be controlled in Schedule II, III, IV or V. Schedule II substances are considered to present a high potential for abuse and Schedule III through V substances are considered to pose relatively decreasing potential for abuse. Zohydro ER with BeadTek is classified as a Schedule II substance.

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

Pharmaceutical Pricing and Reimbursement

Our sales of currently marketed products and our ability to commercialize our products effectively depends substantially on the availability of sufficient coverage and reimbursement from third-party payors, including U.S. governmental payors such as the Medicare and Medicaid programs, Managed Care Organizations (MCOs) and private insurers.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We expect to experience pricing pressure in the U.S. in connection with the sale of our products, due to the impact of managed healthcare, the increasing influence of health maintenance organizations, additional legislative proposals to curb healthcare costs, and negative publicity regarding pricing and price increases generally. These and other factors could limit the prices that we charge for our products, limit our commercial opportunity and/or negatively impact revenues from sales of our products.

We anticipate that the U.S. Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs, particularly given the current atmosphere of mounting criticism of prescription costs in the U.S. These cost containment measures include controls on government-funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs; pharmaceutical cost transparency bills that aim to require drug companies to justify their prices; controls on healthcare providers; challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product is prescribed; changes in drug importation laws;

expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person and public funding for cost effectiveness research, which may be used by government and private third party payors to make coverage and payment decisions. Any such changes could have a negative impact on revenues from sales of our products.

Third party payors decide which drugs they will pay for and establish reimbursement and co-pay levels. Third-party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Even with studies, our products may be considered less effective, less safe or less cost-effective than other products, and third-party payors may not provide coverage and reimbursement for our products, in whole or in part. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. For example, third party payors have started to require discounts and/or exclusivity arrangements with some drug manufacturers in exchange for including a specific product on their formularies. Any such requirements could have a negative impact on revenues from sales of our products.

Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. Both Medicare and Medicaid are administered by the Centers for Medicare and Medicaid Services (CMS). CMS surveys and publishes retail community pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost files for the purpose of providing state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates. It is difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products.

We participate in and have certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and, if applicable, Part B of the Medicare program (we currently do not market any Part B drugs). Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions.

Health Care Reform (as defined below) made significant changes to the Medicaid Drug Rebate program, such as expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid MCOs as and changing the definition of average manufacturer price. Health Care Reform also increased the minimum Medicaid rebate; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount at 100% of the average manufacturer price. Finally, Health Care Reform required pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government.

On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under Health Care Reform, which became effective on April 1, 2016. The issuance of the final regulations, as well as any other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program, has and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final rule.

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

Health Care Reform also made changes to the 340B program by expanding the list of covered entities eligible for 340B participation to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals. Health Care Reform obligates the Secretary of the U.S. Department of Health and Human Services, (HHS), to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, the U.S. Health Resources and Services Administration (HRSA), an agency of the HHS issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2018. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways that we cannot presently anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies, we participate in the U.S. Department of Veterans Affairs, (VA), Federal Supply Schedule, (FSS), pricing program. Under this program, we are obligated to make our covered drugs (innovators and biologics) available for procurement on an FSS contract and charge a price to four federal agencies - the VA, U.S. Department of Defense, (DoD), Public Health Service (PHS) and U.S. Coast Guard - that is no higher than the statutory Federal Ceiling Price, (FCP). The FCP is based on the non-federal average manufacturer price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP.

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

Effects of Legislation on the Pharmaceutical Industry

On March 23, 2010, the Patient Protection and Affordable Care Act, or Affordable Care Act was signed into law. On March 30, 2010, the Health Care and Education Reconciliation Act of 2010, or Reconciliation Act, which included a package of corrective changes to the Affordable Care Act as well as additional elements to reform healthcare in the United States, was also signed into law. We refer to the Affordable Care Act and the Reconciliation Act as Health Care Reform.

The passage of Health Care Reform was intended to transform the delivery and payment for healthcare services in the U.S. The combination of these measures expanded health coverage and also provided for significant health coverage reforms that were intended to improve the ability of patients to obtain and maintain health coverage. Such measures included, for example, the elimination of lifetime caps, no rescission of policies, no denial of coverage due to preexisting conditions, a prohibition on varying premiums by more than 3:1 for age and 1.5:1 for tobacco use, a prohibition on imposing excessive waiting periods for coverage, and enhanced support for the Children's Health Insurance Program. Health Care Reform provided for implementation of this expansion in a variety of ways, including the creation of exchanges for finding health insurance policies, Medicaid eligibility expansion, tax penalties on individuals without health coverage and on certain employers who do not provide it, and tax credits to make health insurance more affordable. The expansion of healthcare coverage and these additional market reforms should result in greater access to our products.

A number of provisions contained in Health Care Reform could adversely affect reimbursement for and access to our products. Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. For each state choosing not to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales, business and financial condition. Health Care Reform also expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid MCOs and also limited distributions from flexible spending accounts for medicines to prescribed drugs and insulin only.

Beginning in 2011, Health Care Reform also required drug manufacturers to provide a 50% discount on brand-name prescriptions filled in the Medicare Part D coverage gap, also known as the "donut hole." The legislation expands on the manufacturers' 50% discount on brand-name prescriptions and gradually closes the coverage gap, with 75% discounts on brand-name and generic drugs by 2020. The elimination of the coverage gap may result in greater access to our products for Part D beneficiaries.

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

Health Care Reform also required pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government and also created an Independent Payment Advisory Board, (IPAB), tasked with reducing the per capita growth rate in Medicare spending in the event that that growth rate exceeds a certain target. The IPAB is prohibited by statute from making payment reductions to certain sectors, such as hospitals until 2020. This limitation increases the risk that the IPAB would propose to limit access to certain pharmaceutical products and/or to mandate price controls for pharmaceuticals.

Certain legislative changes to and regulatory changes under Health Care Reform have occurred in the 115th U.S. Congress and under the Trump Administration. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, beginning in 2019. In addition, the Bipartisan Budget Act of 2018 increased the Affordable Care Act required manufacturer point-of-sale discount from 50% to 70% off the negotiated price for Medicare Part D beneficiaries during their coverage gap period beginning in 2019. Additional legislative changes to and regulatory changes under Health Care Reform remain possible. There have also been proposals to impose federal rebates on Medicare Part D drugs, requiring federally-mandated rebates on all drugs dispensed to Medicare Part D enrollees or on only those drugs dispensed to certain groups of lower income beneficiaries. If any of these proposals are adopted, they could result in us owing additional rebates, which could have a negative impact on revenues from sales of our products.

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

U.S. Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the EU General Data Protection Regulation (GDPR). The HIPAA statute imposes criminal liability in connection with the delivery of or payment for health care benefits, items or services, for, among other things, knowingly and willfully: (i) executing a scheme or artifice to defraud any health care benefit program or to obtain, by means of false or fraudulent pretenses, representations or promises, any of the money of the health care benefit program, or (ii) falsifying, concealing or covering up by any trick, scheme or device, a material fact, or making any materially false, fictitious or fraudulent statements or representations, or making or using any materially false writing or document knowing it contains any materially false, fictitious or fraudulent statement or entry. Further, the HIPAA statute and implementing regulations established certain standards and requirements for the privacy and security of individuals' health information, which standards and requirements were expanded by the Health Information Technology for Economic and Clinical Health Act.

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

Also, the European Parliament has adopted the General Data Protection Regulation (GDPR), which will become effective on May 25, 2018. This regulation replaces the EU's 1995 data protection directive and shall be the single EU standard across all member states. The GDPR takes a broad view of the types of information that are deemed covered as personal identification information and contains provisions that require businesses to protect such personal data and the privacy of EU citizens for transactions that occur within EU member states. The GDPR also regulates the exportation of personal data outside of the EU. Non-compliance with the GDPR could result in significant penalties. Many companies, including our company, are assessing the requirements of the GDPR against current business practices and preparing for compliance with this regulation once it becomes effective.

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

Analogous state laws and regulations, such as state anti-kickback and false claims laws may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers. Some states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Other states and cities require identification or licensing of state representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes that are consistent with the May 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers, and/or the voluntary Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, or the PhRMA Code.

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

Employees

As of December 31, 2017, we had 171 full-time employees, including a field sales force that covered 122 territories nationwide, and 49 employees engaged in management, finance, marketing, research, development, regulatory affairs, quality assurance, supply chain and administration. On January 4, 2018, we committed to and commenced a realignment plan to reduce operating costs and better align our workforce with the needs of our business in anticipation of the expiration of certain patents related to our Treximet® fixed dose combination product. We completed the realignment plan on January 5, 2018, resulting in a reduction of our workforce by 41 employees (representing approximately 22% of our workforce), the majority of which were associated with our sales force and commercial infrastructure. As a result of this restructuring we now cover 74 territories. Currently, none of our employees are subject to a collective bargaining agreement. We consider our employee relations to be good.

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

As of December 31, 2017, we had approximately $330.2 million aggregate principal amount of debt outstanding, consisting of approximately $35.7 million aggregate principal amount of our 4.25%/5.25% Exchangeable Senior Notes due 2022 (the Exchangeable Notes), issued pursuant to a new indenture, under which Pernix Ireland Pain Designated Activity Company, or PIP DAC, formerly known as Pernix Ireland Pain Limited (PIPL), is the issuer and we and our other subsidiaries are the guarantors with Wilmington Trust, National Association, as trustee, of approximately $78.2 million aggregate principal amount of our 4.25% Convertible Notes due 2021(the Convertible Notes), approximately $172.1 million aggregate principal amount of our 12% Senior Secured Notes due 2020 (the Treximet Secured Notes), approximately $14.2 million outstanding under our five-year $40 million asset-based revolving credit facility (the New ABL Facility), and approximately $30 million aggregate principal amount outstanding under PIP DAC's new term loan credit agreement with Cantor Fitzgerald Securities, as agent and the lenders party thereto (the Term Credit Agreement), and together with the New ABL Facility, the Credit Facilities. In addition, we have the ability to borrow up to an additional $15.0 million under the Term Credit Agreement for certain specified purposes, including future acquisitions, subject to conditions set forth in the Term Credit Agreement, and up to an additional approximately $26 million under the New ABL Facility, subject to borrowing base capacity and the conditions set forth in the New ABL Facility. In addition, the Term Credit Agreement includes an incremental feature that allows us, with the consent of the requisite lenders under the Term Credit Agreement, to obtain up to an additional $20 million in term loan commitments from new or existing lenders under the Term Credit Agreement that agree to provide such commitments. We owed approximately $6.7 million to GSK pursuant to the Interim Settlement Agreement between us and GSK, as amended by Amendment No. 2 to the Interim Settlement Agreement, which was paid in full at the end of 2017. Our significant indebtedness and other payment obligations could have important consequences.  For example, it could:

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

Recent reductions in workforce associated with our realignment plan could disrupt the operation of our business, distract our management from focusing on revenue-generating efforts, result in the erosion of employee morale, and impair our ability to respond rapidly to growth opportunities in the future.

We recently completed a realignment plan in January 2018 that resulted in personnel reduction of approximately 22% of our workforce, primarily through a reduction of sales and commercial infrastructure positions. The employee reductions could result in an erosion of morale and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation and the management and administration of our finances, which in turn may adversely affect our revenue in the future or cause other administrative deficiencies. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. We may face wrongful termination, discrimination, or other claims from employees affected by the reduction related to their employment and termination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our realignment plan will be successful, and we may need to take additional realignment efforts, including additional personnel reduction, in the future.

We may not be able to grow through acquisitions of businesses and assets, the formation of collaborations or other strategic alliances or the in-licensing of products or product candidates.

We have sought growth largely through acquisitions, including the acquisitions of the Zohydro ER product line in 2015, the rights to Treximet intellectual property in 2014, Pernix Sleep in 2013 and Cypress in 2012. As part of our strategy, we plan to pursue acquisitions of assets, businesses or strategic alliances and collaborations (including the in-licensing of products or product-candidates), to expand our existing technologies and operations. However, the indentures governing the Exchangeable Notes, the Convertible Notes and the Treximet Secured Notes, and the agreements governing our credit facilities contain restrictive covenants, which include, among other things, restrictions on the incurrence of indebtedness, as well as certain consolidations, acquisitions, mergers, purchases or sales of assets and capital expenditures, subject to certain exceptions and permissions limited in scope and dollar value, among other things. For additional information see the notes to our audited consolidated financial statements for the years ended December 31, 2017 and 2016 contained in Part II, Item 8 of this Annual Report on Form 10-K. Moreover, we cannot assure you that acquisitions will be available on terms attractive to us or that such acquisitions will be permissible under the indentures governing our outstanding notes and the covenants in the agreements governing our credit facilities or that we will be able to arrange financing on terms acceptable to us or to obtain timely federal and state governmental approvals on terms acceptable to us, or at all.

We may be unable to successfully integrate newly acquired businesses or assets and realize the anticipated benefits of these acquisitions or other collaborations or strategic alliances.

Management has in the past devoted, and will in the future devote, significant attention and resources to integrating newly acquired businesses and assets and/or establishing functioning collaborations that leverage our capabilities in pursuit of developing and commercializing our products and product candidates. Potential difficulties we have or may in the future encounter in the integration process include the following:

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
  lost sales and customers as a result of certain of our customers deciding not to do business with us following the acquisition of a business or asset;
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
  our collaborative partners may not commit adequate resources to the development, marketing and distribution of any collaboration products, limiting our potential revenues from these products;
  our collaborative partners may experience financial difficulties and may therefore be unable to meet their commitments to us;
  our collaborative partners may pursue a competing product candidate developed either independently or in collaboration with others, including our competitors; and
  our collaborative partners may terminate our relationship.

With respect to potential collaborations or strategic alliances, our ability to reach a definitive agreement for any collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to reduce or delay our development or commercialization programs or initiatives.

For all these reasons, you should be aware that it is possible that integrating a newly acquired business or asset and/or the establishment of collaborations or other strategic alliances could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our products, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisitions, or could otherwise adversely affect our business and financial results.

Despite our significant level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness in the future. Although certain of our agreements, including the agreements governing our credit facilities and the indentures governing the Exchangeable Notes, the Convertible Notes and the Treximet Secured Notes, limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to waiver and a number of qualifications and exceptions and, under certain circumstances, debt incurred following receipt of a waiver or in compliance with these restrictions could be substantial. Among other things, we have the ability to borrow up to an additional $15.0 million under the Term Credit Agreement for certain specified purposes, including future acquisitions, subject to conditions set forth in the Term Credit Agreement, and approximately $26 million of additional funds under the New ABL Facility, subject to borrowing base capacity and the conditions set forth in the New ABL Facility. In addition, the Term Credit Agreement includes an incremental feature that allows us, with the consent of the requisite lenders under the Term Credit Agreement, to obtain up to an additional $20 million in term loan commitments from new or existing lenders under the Term Credit Agreement that agree to provide such commitments. To the extent that we incur additional indebtedness, the risks associated with our substantial leverage described herein, including our possible inability to service our debt, would increase.

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

These alternative strategies may not be affected on satisfactory terms, if at all, and they may not yield sufficient funds to make required payments on our indebtedness.

If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which may allow our creditors at that time to declare outstanding indebtedness to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements.

In addition, the borrowings under our credit facilities bear interest at variable rates and other debt we incur could likewise be variable-rate debt. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed thereunder remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

The indentures governing the Exchangeable Notes, the Convertible Notes and the Treximet Secured Notes and the covenants in the agreements governing our credit facilities impose significant operating and/or financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The indentures governing the Exchangeable Notes, the Convertible Notes and the Treximet Secured Notes and the agreements governing our credit facilities contain covenants that restrict our and our subsidiaries' ability to take various actions, such as:

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

In addition, the terms of the Treximet Secured Notes require us to maintain a minimum liquidity of $8.0 million at all times and the terms of the New ABL Facility require us to maintain unrestricted minimum liquidity of $7.5 million at all times. In order to maintain minimum liquidity, we must maintain cash or the availability to borrow cash under the New ABL Facility in a combined amount of no less than the minimum liquidity set forth in the Treximet Secured Notes indenture and the New ABL Facility.

Upon the occurrence of a fundamental change, as described in the indenture governing the Convertible Notes, holders of the Convertible Notes may require us to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest. If a holder elects to convert its Convertible Notes for shares in excess of the conversion cap, as described in the indenture governing the Convertible Notes, we will be obligated to deliver cash in lieu of any share that was not delivered on account of such limitation. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the

Convertible Notes surrendered therefor in connection with a fundamental change or payments of cash on Convertible Notes converted in excess of the conversion cap. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to repurchase the Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture could also lead to a default under agreements governing our other outstanding indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions as required by the indenture.

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

These restrictions also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions including transactions, collaborations or other commercial transactions or to engage in other business activities that would be in our interest.

Our ability to borrow under the New ABL Facility is limited by the amount of our borrowing base. Any negative impact on the elements of our borrowing base, such as accounts receivable and inventory or an imposition of a reserve against our borrowing base, which Cantor Fitzgerald Securities has the authority to do in its sole discretion, could reduce our borrowing capacity under the New ABL Facility.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that our management maintain adequate disclosure controls and procedures and internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, as applicable, our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires us to incur substantial accounting and related expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, our financial reporting could be unreliable and misinformation could be disseminated to the public.

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
  we may have inadequate cash resources or may be unable to obtain financing to acquire rights to suitable products, product candidates or technologies from third parties; and
  we may be restricted from licensing or otherwise acquiring suitable products due to restrictions contained in the indentures governing the Exchangeable Notes, the Convertible Notes and the Treximet Secured Notes and the restrictions contained in the covenants in the agreements governing our credit facilities.

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

If we are unable to successfully manage our licensing or acquisitions, our ability to develop and commercialize new products and continue to expand our product pipeline may be limited.

If we are unable to effectively train and equip our sales force to sell newly acquired, in-licensed and existing products, our ability to successfully commercialize our products will be harmed.

We have in the past made, and may in the future continue to make, acquisitions or in-licenses of pharmaceutical products. We have also experienced, and expect to continue to experience, turnover of some of our sales representatives that we hired or will hire, requiring us to train new sales representatives. The members of our sales force may have no prior experience promoting the pharmaceutical products that we own or may acquire or in-license in the future.  As a result, we expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense these pharmaceutical products. In addition, we must train our sales force to ensure that a consistent and appropriate message about our products is being delivered to our potential customers. Our sales representatives may also experience challenges promoting multiple products when they call on physicians and their office staff. If we are unable to effectively train our sales force and equip them with effective materials relating to our pharmaceutical products, including medical and sales literature to help them inform and educate potential customers about the benefits of such products and their proper administration and label indication, our efforts to successfully market these pharmaceutical products could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

Risks Related to Commercialization

When our patent rights expire, previously protected products may become subject to competition from generic versions, which may lower our net revenue.

We own, have applied for or hold licenses to patents. Our patent protection for our products extends for varying periods in accordance with the legal life of patents. The protection afforded is limited by the applicable terms of our patents and the availability of legal remedies in the United States. Following expiration of patents covering our products, other entities may be able to obtain approval to manufacture and market generic alternatives, which we expect would result in lower net revenue. For example, in August 2014, through our wholly owned subsidiary, Pernix Ireland Limited (PIL), we acquired the U.S. intellectual property rights to Treximet from GSK. Treximet is covered by five patents in the U.S. Including six months of pediatric exclusivity, four of the patents expired on February 14, 2018, and one expires on April 2, 2026. Six companies filed Abbreviated

New Drug Applications, or ANDAs, with the U.S. Food and Drug Administration, or FDA, seeking approval to market a generic version of Treximet. Three of the ANDA filers are enjoined from engaging in the commercial manufacture, use, offer to sell, or sale in or importation into the United States of the proposed ANDA products prior to April 2, 2026. One of the two ANDA filers that were legally able to launch their generic versions of Treximet on February 15, 2018 did enter the market. The one ANDA filer that could have launched as early as January 3, 2018 has not yet entered the market. While we launched our own generic version of Treximet on February 15, 2018, the entry of generics into the market will likely have a significant adverse impact on our sales of Treximet and, ultimately, our results of operations.

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

The Industry in which we operate is highly competitive. Our competitors include large and small pharmaceutical companies, and other private and public research organizations. We face significant competition for our currently marketed products, including significant price competition from products for the same therapeutic categories. Some of our currently marketed products do not have patent protection and face or could face generic competition.

Some or all of our products may face competition from other branded and generic drugs approved for the same therapeutic indications, approved drugs used "off-label" for such indications and novel drugs in clinical development. As a result, our commercial opportunities could be reduced or eliminated if competitors develop and commercialize products that are more effective, safer, have fewer or less severe side effects, are more convenient or are less expensive than our products.

Our patent rights may not adequately protect our products or product candidates if competitors develop products that compete with us without legally infringing our patent rights. Further, our patent rights may be subject to challenge by branded and generic competition.

The FDCA and FDA regulations and policies provide certain exclusivity incentives to manufacturers to develop generic versions of innovator products and 505(b)(2) New Drug Applications. A generic manufacturer may only be required to show that its proposed generic product has the same active pharmaceutical ingredient, dosage form, strength, route of administration and indication as, and is bioequivalent to, our brand-name product. The development costs for such generic products would be significantly less than those for our brand-name products and could lead to the emergence of multiple lower-priced competitor products, which would substantially limit our ability to obtain a return on the investments we have made in our brand-name products. Additionally, other branded competitors may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for our product candidates, and they may obtain periods of exclusivity under applicable laws that may delay our own products' approval by the FDA.

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

We may face competition based on the safety and effectiveness of our products, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective, safer or more affordable products, or products with more effective patent protection, than our products. Accordingly, our competitors may commercialize products more rapidly or effectively than we are able to, which would adversely affect our competitive position, our revenue and profit from existing products and anticipated revenue and profit from product candidates. If our products or product candidates are rendered noncompetitive, we may not be able to recover the expenses of developing and commercializing those products or product candidates.

If our competitors sell generic equivalents of our products, our net revenues from such products are expected to decline.

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

In addition, a significant portion of the revenues that we might receive from sales of products that are the subject to commercial partnerships could largely depend upon the efforts our partners. The efforts of partners, in many instances, could likely be outside our control. If we are unable to maintain commercial partnerships or to effectively establish alternative arrangements for our products, our business could be adversely affected. In addition, despite arrangements with other partners, we still may not be able to cover all of the prescribing physicians for our products at the same level of reach and frequency as our competitors, and we ultimately may need to further expand our selling efforts in order to effectively compete.

From time to time, we compliment the efforts of our sales force with on-line and other non-personal promotional initiatives that target both physicians and patients. We also focus upon ensuring broad patient access to our products by negotiating agreements with leading commercial managed care organizations, or MCOs, and with government payors. Although our goal is to achieve sales through the efficient execution of our sales and marketing plans and programs, we may not be able to effectively generate prescriptions and achieve broad market acceptance for our products on a timely basis, or at all.

A failure to maintain optimal inventory levels to meet commercial demand for our products could harm our reputation and subject us to financial losses.

Our product, Zohydro ER with BeadTek, contains a controlled substance that is regulated by the DEA under the Controlled Substances Act. DEA quota requirements applicable to Schedule I and II controlled substances limit the amount of controlled substance drug products a manufacturer can manufacture and the amount of API it can use to manufacture those products. We may experience difficulties obtaining raw materials needed to manufacture such product as a result of DEA regulations. If we are unsuccessful in obtaining quotas, unable to manufacture and release inventory on a timely and consistent basis, fail to maintain an adequate level of product inventory, or if inventory is destroyed or damaged or reaches its expiration date, patients might not have access to our product, our reputation and our brands could be harmed and physicians may be less likely to prescribe such product in the future, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We and our contract manufacturers may not be able to obtain the regulatory approvals or clearances that are necessary to manufacture pharmaceutical products.

Before approving a new drug, the FDA requires that the facilities in which the product will be manufactured be in compliance with Good Manufacturing Practices, or cGMP, requirements, which include, among other things, requirements relating to quality control and quality assurance, maintenance of records and documentation and utilization of qualified raw materials. To be successful, our products must be manufactured in compliance with cGMP during development and, following approval, in commercial quantities and at acceptable costs.

We and our contract manufacturers must comply with these cGMP requirements. While we believe that we and our contract manufacturers currently meet these requirements, we cannot assure that the manufacturing facilities used to manufacture and package our products will continue to meet cGMP requirements or will be sufficient to manufacture all of our needs and/or the needs of our customers for commercial materials.

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

In addition, we and our contract manufacturers must register our manufacturing facilities with the FDA, and our facilities are subject to FDA inspections to confirm continuing compliance with cGMP and other regulations. If we or our contract manufacturers fail to maintain regulatory compliance, the FDA may impose regulatory sanctions including, among other things, temporary or permanent refusal to permit us or our contract manufacturers to continue manufacturing approved products. As a result, our business, financial condition and results of operations may be materially harmed.

If we or our third-party manufacturers fail to comply with regulatory requirements for our controlled substance product, Zohydro ER with BeadTek, the DEA may take regulatory actions detrimental to our business, resulting in temporary or permanent interruption of distribution, withdrawal of such product from the market or other penalties.

We, our third-party manufacturers and our Zohydro with BeadTek product, are subject to the Controlled Substances Act and DEA regulations thereunder. Accordingly, we must adhere to a number of requirements, including registration, recordkeeping and reporting requirements; labeling and packaging requirements; security controls, procurement and manufacturing quotas; and certain restrictions on refills. Failure to maintain compliance with applicable requirements can result in enforcement action that could have a material adverse effect on our business, financial condition, results of operations and cash flows. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In certain circumstances, violations could result in criminal proceedings.

Changes in laws, regulations and policies applicable to the market for opioid products, litigation and government investigations may adversely affect our business, financial condition and results of operations.

The manufacture, marketing, sale, promotion and distribution of Zohydro ER are subject to comprehensive government regulations. Changes in laws and regulations applicable to the market for opioid products, including Zohydro ER with BeadTek, could potentially affect our business. For instance, federal, state and local governments have recently given increased attention to the public health issue of opioid abuse.

At the federal level, the White House Office of National Drug Control Policy continues to coordinate efforts between the FDA, the DEA, and other agencies to address this issue. The FDA recently requested that Endo International plc, or Endo, withdraw Opana ® ER, one of its opioid pain medications, from the market due to the public health consequences of abuse (even when taken at recommended doses) associated with the use of Endo's product. Endo voluntarily complied with the FDA's removal request. In publicly announcing the request, the FDA noted that it would take similar regulatory action with regard to other opioid products if the risks for abuse outweighed the product's potential benefits. The FDA also recently revised the "black-box" warnings required in the labeling of opioid paid medications, including Zohydro ER with BeadTek, that highlight the risk of misuse, abuse, addiction, overdose and death. The DEA continues its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions, as well as the implementation of compliance practices for controlled substances. In addition, the Centers for Disease Control and Prevention (CDC), issued national, non-binding guidelines in 2016 relative to the prescribing of opioids. These guidelines included recommended considerations for primary care provider use when prescribing opioids, including specific considerations and cautionary information about opioid dosage increases and morphine milligram equivalents. Certain payors are, or are considering, adopting these CDC guidelines, as well as putting other restrictions on the prescribing of opioid pain medications. Additionally, the Trump administration and certain members of Congress have called for the DEA to restrict the quantity of opioids that can be manufactured in the United States.

Recent federal activity includes the issuance of a Presidential commission's final recommendations on combating opioid abuse; the federal Department of Health and Human Services declaring the opioid crisis a national public health emergency; President Trump's establishing a commission to make recommendations regarding new laws and policies to combat opioid addiction and abuse; Mallinckrodt's $35.0 million settlement with the Justice Department regarding allegations that the company failed to report signs that large quantities of its highly addictive oxycodone pills were diverted to the black market in Florida; and the FDA's announced intention to extend to immediate-release opioids the Risk Evaluation and Mitigation Strategy, or REMS, currently imposed on extended-release opioids, such as Zohydro ER. At the state and local level, a number of states and major cities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid based pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. In addition, the attorneys general from several states have announced the launch of a joint investigation into the marketing and sales practices of drug companies that manufacture opioid pain medications.

These initiatives and other changes and potential changes in laws, regulations and policies, including those that have the effect of reducing the overall market for opioids or reducing the prescribing of opioids, could adversely affect our business, financial condition and results of operations.

Our ceasing the distribution of our combination drug product IDA will impact our net revenues. In the future, FDA could also request that we no longer market and distribute certain of our other DESI, OTC, medical foods and dietary supplement products.

Through our Macoven entity, Pernix distributed a combination product called isometheptene mucate, dichlorphenazone, and acetaminophen, or IDA, which was originally approved by the US Food and Drug Administration, or FDA, in 1948 for safety only. The product's efficacy as an adjunct treatment for peptic ulcer disease, as well as other medical conditions, such as migraine headaches, was reviewed under the FDA's Drug Efficacy Study Implementation process, DESI notice 3265.

On October 20, 2017, we received a letter dated October 19, 2017 from the FDA asserting that IDA was subject to DESI 3265 and that any drug products identified in DESI 3265, including IDA, require an approved NDA or ANDA in order for them to continue to be distributed. Since we have not obtained an NDA or ANDA for IDA, the FDA directed that we should immediately cease distribution of IDA. While IDA has a long history of safe use, we complied with the FDA's request and confirmed with the FDA within the requested time frame that we ceased distribution of the product. For the year ended December 31, 2017, our net revenues from the sale of IDA were $14.9 million. As we will not have further revenues from the product in 2018, the discontinuance of the product will impact net revenues for the fiscal year ending December 31, 2018.

Additionally, it is possible that the FDA could in the future request that we no longer distribute certain of our DESI, OTC, medical foods and dietary supplement products, which could adversely affect our net revenues.

Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the sale of our currently marketed products and any other products that we successfully develop or commercialize. For example, at the state and local level, a number of states and major cities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid based pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. In addition, the attorneys general from several states have announced the launch of a joint investigation into the marketing and sales practices of drug companies that manufacture opioid pain medications. While we are not a party to these actions, it is possible that we could be included in them in the future.

If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

The amount of insurance that we currently hold may not be adequate to cover all liabilities that we might incur. Further, there may be instances where our existing insurance coverage will not respond to or cover a claimed liability or where our insurers may dispute whether their insurance contracts must legally respond to such claimed liabilities. In such instances, we may not have insurance funds available to cover such liabilities, as well as the legal defense costs that would have to be incurred, which could have a material adverse effect on our business financial condition and results of operations. Finally, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

Risks Related to Our Dependence on Third Parties

We may face delays in the development and commercialization of, or be unable to meet demand for, our products and may lose potential revenues if the manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers.

We do not manufacture our marketed products, and we do not currently plan to develop any capacity to do so. We rely on third parties to manufacture our products. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations.

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

For example, we recently announced that, due to a manufacturing issue with our supplier, we expect that the 20 mg. strength of Zohydro ER with BeadTek will be on back order until at least the first quarter of 2018. During this time, we will continue to market and distribute other strengths of Zohydro ER with BeadTek, including the 10 mg., 15 mg., 30 mg., 40 mg. and 50 mg. strengths. While utilization of the 10 mg., 15 mg. and 30 mg. strengths are expected to increase in order to fulfill patient needs, the temporary stock-out of the 20 mg. strength has and will continue to impact the overall prescription volume for Zohydro ER with BeadTek, which may result in a continued loss of revenue and have an adverse effect on our financial condition.

In addition, in connection with our acquisition of the rights to Treximet intellectual property in August 2014, we discovered short-term supply constraints for the product. While we believe that we have addressed this issue by securing another manufacturer, our failure to obtain sufficient supply of Treximet to meet anticipated demand in the future may result in the loss of potential revenues

All manufacturers of pharmaceutical products must comply with the FDA's current cGMP requirements enforced by the FDA through its facilities inspection program. The FDA is also likely to conduct inspections of our manufacturers' facilities as part of their review of any NDAs we submit to the FDA. These cGMP requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety, efficacy, or quantities of our drug products are compromised due to our manufacturers' failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products.

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

Any of these factors could adversely affect the commercial activities for our marketed products and required approvals for any other product candidate that we develop, or entail higher costs or result in our being unable to effectively commercialize our products. Furthermore, if our manufacturers failed to deliver the required commercial quantities of raw materials, including bulk drug substance, or finished product on a timely basis and at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

The concentration of our product sales to only a few wholesale distributors increases the risk that we will not be able to effectively distribute our products if we need to replace any of these customers, which would cause our sales to decline.

The majority of our sales are to a small number of pharmaceutical wholesale distributors, which in turn sell our products primarily to retail pharmacies, which ultimately dispense our products to the end consumers. For the year ended December 31, 2017, McKesson Corporation, Cardinal Health and AmerisourceBergen Drug Corporation accounted for 34%, 24% and 30%, respectively, of our total gross sales.  For the year ended December 31, 2016, McKesson Corporation, Cardinal Health and AmerisourceBergen Drug Corporation accounted for 36%, 26% and 31%, respectively, of our total gross sales.

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

We enter into collaboration arrangements from time to time on a selective basis. Our collaborations may not be successful. In the future, we might market certain branded and generic products in the U.S. pursuant to collaboration arrangements. The success of such collaboration arrangements may depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

Disagreements between parties to collaboration arrangements regarding clinical development and commercialization matters can lead to delays in the development process or commercialization of applicable product candidates and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority.

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

To the extent that we conduct clinical trials, we plan to rely on third parties to conduct these trials and such third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such trials.

We do not plan to independently conduct clinical trials for product candidates that we might acquire in the future and, instead, would rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators. Reliance on these third parties for clinical development activities would reduce our control over these activities, although we would remain responsible for ensuring that clinical trials performed at our direction are conducted in accordance with approved investigational plans and approved clinical trial protocols. Moreover, the FDA requires compliance with good clinical practices for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights and confidentiality of trial participants are protected. Reliance on third parties does not relieve a sponsor of these responsibilities and requirements. Furthermore, these third parties could also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we might not be able to obtain, or may be delayed in obtaining, regulatory approvals for future product candidates and may not be able to, or may be delayed in our efforts to, successfully commercialize such product candidates.

We are subject to various legal proceedings and business disputes that could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

We are subject to various legal proceedings and business disputes and additional claims may arise in the future. Current legal proceedings and disputes as well as those that may arise in the future may be complex and extended and may occupy the resources of our management and employees. These proceedings may also be costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor some or all of which may not be covered by our existing insurance coverage or might result in the granting of certain rights on unfavorable terms in order to settle such proceedings. Defending against or settling such claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. For more information regarding legal proceedings and contingencies, see Item 3, Legal Proceedings and Note 18, Commitments and Contingencies, to our consolidated financial statements included in this Annual Report on Form 10-K.

Risks Related to Intellectual Property

If we are unable to obtain and maintain protection for the intellectual property relating to our products, the value of our products will be adversely affected.

Our success will depend in part on our ability to obtain and maintain protection for the intellectual property covering or incorporated into our products.  The patent situation in the field of pharmaceuticals is highly uncertain and involves complex legal and scientific questions.  We rely upon patents, trademarks, trade secrets and confidentiality agreements to protect our products.

We may not be able to obtain additional patent rights relating to our products and pending patent applications to which we have rights may not issue as patents or may not issue in a form that will be advantageous to us.  Further, our patents could be challenged, narrowed, invalidated, or held to be unenforceable, which could limit our ability to stop third party competitors from marketing competing products.  Moreover, some physicians may prescribe a competitive or similar product that is not approved by the FDA to treat patients with insomnia in lieu of prescribing Silenor and we cannot guarantee that our intellectual property will prevent or deter such "off-label" use.

Our patent rights also may not afford us protection against all competitors.  In September 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law and includes a number of significant changes to U.S. patent law, including a transition from a first to invent to a first inventor to file system.  Because patent applications in the United States and many other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to invent or file patent applications to the inventions.  If a third party has also filed a U.S. patent application covering a similar invention, we may have to participate in an adversarial proceeding at the United States Patent and Trademark Office.  The specific type of proceeding will be determined by the filing date of the application for patent.  If the application for patent was filed prior to March 15, 2013, such a proceeding would be an interference proceeding.  For all applications filed after March 15, 2013, such a proceeding would be a derivation proceeding. Further, our patents may be challenged by one or more post-grant proceedings. The cost of any type of patent proceeding could be substantial and it is possible that our efforts could be unsuccessful, resulting in a loss of patent protection.  In addition, patents generally expire, regardless of the date of issue, 20 years from the earliest non- provisional effective U.S. filing date, thus loss of patent protection may occur from patent terms expiring.

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

We use trademarks on our marketed, branded products and believe that having distinctive marks is an important factor in marketing those products and maintaining good will.  Distinctive marks may also be important for any additional products that we successfully develop and/or commercially market.  However, even though we register, maintain, monitor and defend our trademarks as necessary, we generally do not rely on our marks to provide a meaningful competitive advantage over other products.  We believe that efficacy, safety, convenience, price, the level of competition and the availability of reimbursement from government and other third-party payors are likely to continue to be more important factors in the commercial success of our products.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We have acquired rights to products and product candidates under license and co-promotion agreements with third parties and expect to enter into additional licenses and co-promotion agreements in the future.  Our existing licenses impose, and we expect that future licenses will impose, various development and commercialization, purchase commitment, royalty, sublicensing, patent protection and maintenance, insurance and other similar obligations on us.

If we fail to comply with our obligations under a license agreement, the licensor may have the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages.  Any such termination or claim could prevent or impede our ability to market any product that is covered by the license agreement.  Even if we contest any such termination or claim and are ultimately successful, our business could suffer.  In addition, upon any termination of a license agreement, our market position could be impacted if we were legally required to provide a licensor with a license to use any related intellectual property that we developed.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patents and trademarks, we rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position.  We require our relevant persons, such as employees, consultants and other third parties, including vendors (when appropriate), to execute confidentiality and assignment-of-inventions agreements with us.

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

Our development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe one or more claims of an issued patent or pending patent application which we do not hold a license or other rights.  Third parties may own or control these patents or patent applications and could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages.  Further, if a patent infringement suit were brought against us or our collaborators, we or our collaborators could be forced to stop or delay development, manufacturing or sales of the product or product candidate that is the subject of the suit.

If any relevant claims of third-party patents that we are alleged to infringe are upheld as valid and enforceable in any litigation or administrative proceeding, we or our potential future collaborators could be prevented from commercializing a product, or maybe required to obtain licenses from the patent owners of each such patent, or to redesign our products, and could be liable for damages.  There can be no assurance that such licenses would be available or, if available, would be available on acceptable terms, or that we would be successful in any attempt to redesign our products.  Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property.  Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations. An adverse determination in a judicial or administrative proceeding, failure to redesign, or failure to obtain necessary licenses could prevent us or our future collaborators from manufacturing and selling our products and would have a material adverse effect on our business.

There has been substantial litigation and other proceedings regarding patents and other intellectual property rights in the pharmaceutical and biotechnology industries.  The cost to us of any patent litigation or other proceedings, even if resolved in our favor, could be substantial.  Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources.  Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.  Patent litigation and other proceedings may also absorb significant management time.

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
  our ability to successfully integrate the operations of newly acquired businesses and assets and/or in-licensed products or product candidates into our product portfolio;
  our ability to successfully establish and maintain collaborations or other strategic alliances;
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

We intend to obtain any additional funding that we require through public or private equity or debt financings, strategic relationships, including the divestiture of non-core assets, assigning receivables, milestone payments or royalty rights, or other arrangements. We cannot assure such funding will be available on reasonable terms, or at all. Additional equity financing will be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. In addition, if we raise additional funds through collaborations or other strategic transactions, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or we may have to grant licenses on terms that are not favorable to us.

If efforts to raise additional funds are unsuccessful, we may be required to delay, scale-back or eliminate plans or programs relating to our business, relinquish some or all rights to our products or renegotiate less favorable terms with respect to such rights than we would otherwise agree to accept or we may have to cease operating as a going concern. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we were successful in defending against these potential claims, litigation could result in substantial costs and be a distraction to management and might result in unfavorable results that could further adversely impact our financial condition

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investments.

If the estimates that we make, or the assumptions upon which we rely, in preparing our financial statements prove inaccurate, our future financial results may vary from expectations.

Our financial statements have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, stockholders' equity, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. For example, at the same time we recognize revenues for product sales, we also record an adjustment, or decrease, to revenue for estimated charge backs, rebates, discounts, vouchers and returns, which management determines on a product-by-product basis as its best estimate at the time of sale based on each product's historical experience adjusted to reflect known changes in the factors that impact such reserves.  For new products, these sales adjustments may be estimated based upon information available on any similar products in the marketplace or specific information provided by business partners or if management is not able to derive a reasonable estimate for the adjustments, gross revenue can be deferred and recognized as the product is prescribed.

Actual sales allowances may vary from our estimates for a variety of reasons, including unanticipated competition, regulatory actions or changes in one or more of our contractual relationships. We cannot assure you, therefore, that there may not be material fluctuations between our estimates and the actual results.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017, we had net operating losses ("NOLs") of approximately $396.5 million for federal income tax purposes. Subject to applicable limitations, these NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce our future federal income taxes otherwise payable.

Under Section 382 of the Internal Revenue Code (the "Code"), if a corporation undergoes an "ownership change" as defined in that section, the corporation's ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may become subject to significant limitations. In general terms, an ownership change occurs if there is a greater than 50 percentage point increase in the amount of the corporation's stock owned by certain stockholders during a three year testing period. An ownership change may be triggered by the purchase and sale, redemption, or new issuance of stock. $366.5 million of our NOLs are already subject to limitation under Section 382 of the Code. We may experience an ownership change in the future as a result of shifts in our stock ownership, which may result from, among other things, issuances of common stock, including upon the exercise by the holders of our existing convertible debt securities and any convertible debt securities we may offer in the future of the conversion rights under such instruments, and upon the exercise of stock options and other equity compensation awards. If a future ownership change were to be triggered, our ability to use some or all of our remaining NOLs could be significantly limited. Further, depending on the level of our taxable income, all or a portion of our NOLs may expire unutilized, which could prevent us from offsetting future taxable income by the entire amount of our current and future NOLs.

Additionally, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act contains significant changes to corporate taxation and modifies several existing laws around NOLs, including a limitation on the deduction for NOLs to 80 percent of current year taxable income as well as an indefinite carryover period for NOLs. Both provisions are applicable for losses arising in tax years beginning after December 31, 2017. For these reasons, even if we generate taxable income in the future, our ability to utilize our NOLs may be limited, potentially significantly so.

If we fail to meet all applicable continued listing requirements of the Nasdaq Global Market and it determines to delist our common stock, the market liquidity and market price of our common stock could decline.

If we fail to meet all applicable listing requirements of the Nasdaq Global Market and it determines to delist our common stock, trading, if any, in our shares may continue to be conducted on an over-the-counter market, such as the OTCQX, OTCQB or the OTC Pink. Delisting of our shares would result in limited release of the market price of those shares and limited analyst coverage and could restrict investors' interest and confidence in our securities. Also, a delisting could have a material adverse effect on the trading market and prices for our shares and our ability to issue additional securities or to secure additional financing. In addition, if our shares were not listed and the trading price of our shares was less than $5.00 per share, our shares could be subject to Rule 15g-9 under the Exchange Act which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. In such case, our securities could also be deemed to be a "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in those shares, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of our securities and our ability to raise additional capital.

If significant business or product announcements by us or our competitors cause fluctuations in our stock price, an investment in our stock may suffer a decline in value.

The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry, including our collaborators. Announcements that may subject the price of our common stock to substantial volatility include but are not limited to announcements regarding:

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

We did not make any distributions for the years ended December 31, 2017 and 2016. We are currently investing in our promoted products lines and do not anticipate paying dividends in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of the agreements governing our credit facilities and the indentures governing the Exchangeable Notes, the Convertible Notes and the Treximet Secured Notes prohibit us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

Subject to certain contractual restrictions, holders of the Exchangeable Notes and the Convertibles Notes are entitled to exchange or convert, respectively, the Exchangeable Notes or the Convertible Notes for shares of our common stock at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the Exchangeable Notes or the Convertible Notes, respectively. The exchange of some or all of the Exchangeable Notes or the conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders. If holders of the Exchangeable Notes were to exchange all of the outstanding Exchangeable Notes (not taking into account the potential for capitalization of interest or additional interest or changes to the exchange price), we would need to deliver approximately 6,498,273 shares of our common stock to settle the exchange, which would result in significant dilution to existing stockholders. If holders of the Convertible Notes were to exchange all of the outstanding Convertible Notes, we would need to deliver approximately 682,413 shares of our common stock to settle the conversion, which would result in additional dilution to existing stockholders. Any sales in the public market of any shares of our common stock issuable upon such exchange or conversion could adversely affect prevailing market prices of our common stock.

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

Product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA, the DEA and other regulatory agencies in the United States. Should we acquire or develop a product candidate, the failure to obtain regulatory approval would prevent us from commercializing the product candidate. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information for each therapeutic indication to establish the product candidate's safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Additionally, it is possible that future product candidates may not be effective, may be only moderately effective, or may have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval ultimately obtained may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Any pharmaceutical product for which we currently have marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

Any FDA approved products are subject to continued requirements of and review by the FDA. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even after a product receives FDA approval, that approval may be subject to limitations on the indicated uses for which the product may be marketed, or to requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturers, or manufacturing processes or failure to comply with regulatory requirements may result in administrative and judicial actions such as:

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

In addition, the FDA strictly regulates labeling, advertising and promotion of marketed products. A pharmaceutical product that receives FDA approval may only be promoted for FDA-approved indications and in accordance with the FDA-approved labeling. We may be subject to enforcement and other liability if we inappropriately promote our products.

Our sales depend on payment and reimbursement from third-party payors, and a reduction in the payment rate or reimbursement could result in decreased use or sales of our products.

Our sales of currently marketed products and our ability to commercialize our products effectively depends substantially on the availability of sufficient coverage and reimbursement from third-party payors, including U.S. governmental payors such as the Medicare and Medicaid programs, MCOs and private insurers. All of our promoted products are generally well covered by managed care and private insurance plans. Generally, the status or tier within managed care formularies, which are lists of approved products developed by MCOs, varies but coverage is similar to other products within the same class of drugs. However, the position of any of our branded products that requires a higher patient copayment may make it more difficult to expand the current market share for such product. In some cases, MCOs may require additional evidence that a patient had previously failed another therapy, additional paperwork or prior authorization from the MCO before approving reimbursement for a branded product. Some Medicare Part D plans also cover some or all of our products, but the amount and level of coverage varies from plan to plan. We also participate in the Medicaid Drug Rebate program with the Centers for Medicare & Medicaid Services (CMS) and submit all of our covered products for inclusion in this program. Coverage of our products under individual state Medicaid plans varies from state to state. Additionally, our covered products are made available under the 340B Drug Pricing Program, which is codified as Section 340B of the Public Health Service Act. The 340B program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. Details of the 340B program, our reliance on payment and reimbursement from third-party payors, and a reduction in the payment rate or reimbursement are discussed in the Business section under the heading "Pharmaceutical Pricing and Reimbursement" in Part I, Item 1, of this Annual Report on Form 10-K.

There have been, there are, and we expect there will continue to be federal and state legislative and administrative proposals that could limit the amount that government health care programs will pay to reimburse the cost of pharmaceutical and biologic products. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, created a new Medicare benefit for prescription drugs. The Deficit Reduction Act of 2005 significantly reduced reimbursement for drugs under the Medicaid program. More recently, there have been proposals to impose federal rebates on Medicare Part D drugs, requiring federally-mandated rebates on all drugs dispensed to Medicare Part D enrollees or on only those drugs dispensed to certain groups of lower income beneficiaries. Legislative or administrative acts that reduce reimbursement or result in us owing additional rebates for our products could adversely impact our business.

Details of changes under Health Care Reform, as well as current uncertainties arising as a result of Trump administration and Congressional initiatives, are discussed in the Business section under the heading "Effects of Legislation on the Pharmaceutical Industry" in Part I, Item 1, of this Annual Report on Form 10-K.

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

If we acquire and market additional products to the market, these products may not be considered cost-effective and reimbursement to the patient may not be available or sufficient to allow us to sell our product candidates on a competitive basis to a sufficient patient population. We may need to conduct expensive pharmacoeconomic trials in order to demonstrate the cost-effectiveness of our products and product candidates.

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

Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B (we currently do not market any Part B drugs). Those rebates are based on pricing data reported by us on a monthly and quarterly basis to the CMS the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions.

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

On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under Health Care Reform, which became effective on April 1, 2016. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final rule.

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

Health Care Reform obligates the Secretary of HHS, to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2018. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

We are liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted any false price information to the government, we may be liable for civil monetary penalties. Our failure to submit the required price data on a timely basis could also result in a civil monetary penalty for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.

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

Federal law requires that for a company to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies and grantees, it also must participate in the Department of Veterans Affairs, (VA), Federal Supply Schedule, (FSS), pricing program. To participate, we are required to enter into an FSS contract with the VA, under which we must make our innovator "covered drugs" available to the "Big Four" federal agencies - the VA, the Department of Defense, or DoD, the Public Health Service (PHS), and the Coast Guard - at pricing that is capped pursuant to a statutory federal ceiling price, (FCP), formula set forth in Section 603 of the Veterans Health Care Act of 1992, or VHCA. The FCP is based on a weighted average non-federal average manufacturer price (Non-FAMP), which manufacturers are required to report on a quarterly and annual basis to the VA. If a company misstates Non-FAMPs or FCPs it must restate these figures. In 2017, the civil monetary penalties for the knowing provision of false information in connection with a Non-FAMP filing was $181,071 for each item of false information. This penalty amount has not yet been updated for 2018.

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
  The federal False Claims Act imposes civil penalties, and provides for whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented claims for payment of government funds that are false or fraudulent or knowingly making, or using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. In recent years, several pharmaceutical and other health care companies have faced enforcement actions under the False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectations that the customers will bill federal programs for the product. Federal enforcement agencies have also showed increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement and co-pay support services. Other companies have faced enforcement actions for causing false claims to be submitted because of the company's marketing the product for unapproved uses. False Claims Act liability is potentially significant because the statute provides for treble damages and mandatory penalties of $11,181 to $22,363 per false claim or statement. Because of the potential for large monetary damages and penalties, pharmaceutical manufacturers often resolve allegations without admissions of liability for significant and material amounts. Companies may be required to enter into corporate integrity agreements with the government to avoid exclusion from federal health care programs. Corporate integrity agreements impose substantial costs on companies to ensure compliance. There are also federal criminal statutes that prohibit making or presenting a false or fictitious or fraudulent claim to the federal government.
  The Foreign Corrupt Practices Act and similar anti-bribery laws in countries outside of the U.S., such as the U.K. Bribery Act of 2010, prohibit companies and their intermediaries from making, or offering or promising to make, improper payments for the purpose of obtaining or retaining business or otherwise seeking favorable treatment.
  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.
  The Open Payments program imposes annual reporting requirements on manufacturers of drugs, devices, or biologics for which payment is available under Medicare, Medicaid or the State Children's Health Insurance Program, of certain payments and other transfers of value to physicians and teaching hospitals made during the preceding calendar year, and any ownership and investment interests held by physicians. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1.0 million per year for "knowing failures") for all payments, transfers of value or ownership or investment interests not appropriately reported. Manufacturers must submit reports by the 90th day of each calendar year.

  Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers. Several states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some states also prohibit certain marketing-related activities, including providing gifts, meals or other items to certain health care providers. Some states restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Other states and cities require identification or licensing of state representatives. Some states require pharmaceutical manufacturers to implement compliance programs or marketing codes that are consistent with the May 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers, and/or the voluntary PhRMA Code.

We, as well as many other pharmaceutical companies, sponsor prescription drug coupons and other product support agreements to help ensure that financial need does not limit a patient's access to our products. Co-pay coupon programs and other product and patient assistance programs have received negative publicity related to their use to promote branded pharmaceutical products over less costly generics and as a strategy to increase drug prices by shielding patients from those price increases. In recent years, other pharmaceutical manufacturers were named in class action lawsuits that challenged co-pay programs under a variety of federal and state laws. The Office of Inspector General for the HHS has issued additional guidance related to co-pay and patient assistance programs, and other government enforcement agencies have initiated investigations into and pursued enforcement actions related to other manufacturers' product and patient support programs. We cannot be certain whether our product and patient support programs will be named in any future similar lawsuits or become subject to government scrutiny.

We attempt to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations, utilizing the expertise of outside experts. However, it is possible that governmental authorities might conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our past or present operations, including activities conducted by our sales team or agents, would be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, imprisonment, fines, exclusion from federal health care programs such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Many aspects of these laws have not been definitively interpreted by the regulatory authorities or the courts and their provisions are open to a variety of subjective interpretations and remain subject to change. This increases the risk of potential violations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation.

If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business.

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure, and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Although we are not directly subject to HIPAA-other than potentially with respect to providing certain employee benefits-we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA- covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization, or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient's information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

Also, the European Parliament has adopted the General Data Protection Regulation (GDPR), which will become effective on May 25, 2018. This regulation replaces the EU's 1995 data protection directive and shall be the single EU standard across all member states. The GDPR takes a broad view of the types of information that are deemed covered as personal identification information and contains provisions that require businesses to protect such personal data and the privacy of EU citizens for transactions that occur within EU member states. The GDPR also regulates the exportation of personal data outside of the EU. Non-compliance with the GDPR could result in significant penalties. Many companies, including our company, are assessing the requirements of the GDPR against current business practices and preparing for compliance with this regulation once it becomes effective.

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

We own approximately 118 acres of undeveloped land in Charleston County, South Carolina, which we acquired in our merger with Golf Trust America, Inc. in March 2010. We are currently trying to sell this property and as of December 31, 2017 has classified $500,000 of land as held for sale, which is included in prepaid expenses and other current assets on the consolidated balance sheet. The carrying value reflects the estimated selling price based on market data.

ITEM 3.   LEGAL PROCEEDINGS

GlaxoSmithKline (GSK) Arbitration

We were involved in an arbitration proceeding with GSK. GSK claimed damages relating to an alleged breach by us of a covenant pertaining to a pre-existing customer agreement contained in the Asset Purchase and Sale Agreement (ASPA) relative to Treximet. We asserted counterclaims and defenses under the APSA and also asserted claims against GSK related to breaches of a supply agreement between the parties. We and GSK entered into the Interim Settlement Agreement under which we agreed to make payments to GSK and escrow additional funds. Additionally, the parties agreed to submit the matter to binding arbitration.

On January 31, 2017, the arbitration tribunal issued opinions in favor of GSK, awarding it damages and fees in the amount of approximately $35.0 million, plus interest (estimated to be approximately $2.0 to $5.0 million). The tribunal also denied our claim that GSK breached its obligations under the supply agreement. After discussions with GSK, an agreement was reached on March 17, 2017, to amend the Interim Settlement Agreement (Amendment No. 1) whereby we agreed to establish a payment schedule for satisfaction of the current balance of the award. We had already paid to GSK an aggregate of $16.5 million, including $6.2 million from the escrow account, which was to be applied as an offset to the total award. Pursuant to the amendment, we agreed that the outstanding balance owing to GSK as of the date of the amendment was approximately $21.5 million and we further agreed to make quarterly installments in amounts totaling $1.0 million in 2017, $3.5 million in 2018 and approximately $17.0 million in 2019. We recorded the fair value of this settlement in the amount of approximately $18.5 million in our financial statements at December 31, 2016 and recorded $15.3 million as a reduction to net revenues, $1.0 million to selling, general and administrative expense and $2.2 million to interest expense in the year ended December 31, 2016.

On July 20, 2017, we and GSK entered into Amendment No. 2 to the Interim Settlement Agreement.  Amendment No. 2 superseded Amendment No. 1 and permitted payment by us to GSK of a reduced amount in full satisfaction of the remaining approximately $21.2 million unpaid portion of the award granted to GSK in the arbitration of certain matters previously disputed by the parties.  Pursuant to Amendment No. 2, we were obligated to make two fixed payments to GSK: (i) a payment of $3.45 million due on or before August 4, 2017 and (ii) a payment of $3.2 million due on or before December 31, 2017. Both of these payments were made as of December 31, 2017. Also pursuant to Amendment No. 2, we agreed that if on or before September 30, 2019, we (x) redeem or repurchase our 4.25% Convertible Notes for greater than 31.00 cents for every one dollar of principal amount outstanding or (y) exchanges such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31.00 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, we shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2.0 million.  GSK has agreed that for so long as we comply with the payment terms set forth in the Amendment No. 2, enforcement of the award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the award, and that the outstanding balance of the Award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms.  As of December 31, 2017, the Company has recorded $2.0 million as contingent consideration for the potential payment due by September 30, 2019 and is recorded in Arbitration Award on the Company's consolidated balance sheet at December 31, 2017. Also, the Company recorded $10.5 million as Gain from legal settlement for the year ended December 31, 2017 pursuant to Amendment No. 2 in the consolidated statements of operations and comprehensive loss.

Recro Gainesville LLC v. Actavis Laboratories FL, Inc., District of Delaware Case Nos. 14-1118, 15-413, 15-1196, and 17-cv-01535; Recro Gainesville LLC v. Alvogen Malta Operations Ltd., District of Delaware Case No. 14-1364

Recro is the owner of U.S. Patent Nos. 6,228,398 ("the '398 Patent") and 6,902,742 ("the '742 Patent"), both of which expire on November 1, 2019, and U.S. Patent No. 9,132,096 ("the '096 Patent"), which expires on September 12, 2034.  All three patents (collectively, "the Orange Book Patents") are listed in the Orange Book as covering Zohydro ER with BeadTek.  Actavis and Alvogen each filed Abbreviated New Drug Applications ("ANDAs") with the FDA seeking approval of proposed generic versions of Zohydro ER with BeadTek in 10, 15, 20, 30, 40, and 50 mg dosage strengths.  Those ANDAs and amendments thereto contained certifications asserting that the Orange Book Patents are invalid and not infringed.  Pursuant to the Hatch-Waxman Act, Recro brought suit against Actavis on September 3, 2014 and May 21, 2015 for declaratory judgment of infringement of the '398 and '742 Patents, and on December 23, 2015 for declaratory judgment of infringement of the '096 Patent.  In response, Actavis filed counterclaims seeking declaratory judgments of noninfringement and invalidity of all three Orange Book Patents.  Pursuant to the Hatch-Waxman Act, Recro brought suit against Alvogen on November 3, 2014 for declaratory judgment of infringement of the '398 and '742 Patents.  In response, Alvogen filed counterclaims seeking declaratory judgments of noninfringement and invalidity of those two patents.  On September 13, 2016, Recro and Actavis jointly filed a stipulation of dismissal of all claims and counterclaims relating to the '398 Patent, and that stipulation was entered by the Court on September 14, 2016.  On September 29, 2016, Recro and Alvogen jointly filed a stipulation of dismissal of all claims and counterclaims then-pending, and that stipulation was entered by the Court on September 30, 2016, ending the case between Recro and Alvogen.  Recro and Actavis participated in a bench trial in the United States District Court for the District of Delaware regarding the '742 and '096 Patents, which was completed on October 7, 2016.  During the trial, Actavis declined to pursue its invalidity counterclaims as to both the '742 and '096 Patents.  The parties' post-trial submissions regarding the remaining issues of infringement were filed on November 7, 2016. The 30-month stay for Actavis expired on February 12, 2017 and on February 22, 2017, the United States District Court for the District of Delaware concluded that Actavis Laboratories FL, Inc.'s proposed generic versions of Zohydro ER with BeadTek infringe U.S. Patent Nos. 9,132,096 (which expires on September 12, 2034) and 6,902,742 (which expires on November 1, 2019). Further, the Court entered an order enjoining Actavis from engaging in the commercial manufacture, use, offer to sell, or sale in the United States, or importation into the United States of Actavis' ANDA product prior to expiration of these two patents. On March 22, 2017 Actavis filed an appeal, which was fully briefed as of September 13, 2017.  Oral argument in the appeal has not yet been scheduled.  On October 30, 2017, Recro brought suit against Actavis for infringement of U.S. Patent No. 9,713,611 ("the '611 Patent"), a continuation of the '096 Patent that issued on July 25, 2017 and was listed in the Orange Book as covering Zohydro ER with BeadTek. Pernix and Actavis entered into a settlement agreement on January 29, 2018 (discussed further in the litigation described immediately below). That settlement agreement resolved the pending disputes between Recro and Actavis.

Pernix Ireland Pain, Ltd. and Pernix Therapeutics, LLC v. Actavis Laboratories FL, Inc., District of Delaware Case No. 16-138; Pernix Ireland Pain, Ltd. and Pernix Therapeutics, LLC v. Alvogen Malta Operations, Ltd., District of Delaware Case No. 16-139

Pernix Ireland Pain, Ltd. is the owner of U.S. Patent No. 9,265,760 ("the '760 Patent"), which issued on February 23, 2016, U.S. Patent No. 9,326,982 ("the '982 Patent"), which issued on May 3, 2016, U.S. Patent No. 9,333,201 ("the '201 Patent"), which issued on May 10, 2016, and U.S. Patent No. 9,339,499 ("the '499 Patent"), which issued on May 17, 2016 (collectively, the "Pernix Zohydro ER Patents").  The Pernix Zohydro ER Patents are listed in the Orange Book as covering Zohydro ER with BeadTek.  Pernix Therapeutics, LLC is the exclusive licensee of the Pernix Zohydro ER Patents and is the sole distributor of Zohydro ER with BeadTek in the United States.  As discussed above, Actavis and Alvogen ("Defendants") each filed ANDAs with the FDA seeking approval of proposed generic versions of Zohydro ER with BeadTek in 10, 15, 20, 30, 40, and 50 mg dosage strengths, and litigation regarding those ANDAs is ongoing in the District of Delaware in Recro Gainesville LLC v. Actavis Laboratories FL, Inc., District of Delaware Case Nos. 14-1118, 15-413, 15-1196; and Recro Gainesville LLC v. Alvogen Malta Operations Ltd., District of Delaware Case No. 14-1364.  Pernix brought suit against Defendants in the District of Delaware on March 4, 2016, seeking declaratory judgment of infringement of the '760 Patent. The Complaints relating to the '760 Patent were served on March 7, 2016. Pernix filed and served First and Second Amended Complaints on May 13, 2016 and May 31, 2016, against Alvogen and Actavis respectively, adding allegations of infringement with respect to the '982, '201, and '499 Patents.  Defendants filed Motions to Dismiss the Complaints under Rule 12(b)(6), asserting that the claims of the Pernix Zohydro ER Patents are invalid under 35 U.S.C. § 101. Briefing regarding the Motion to Dismiss was completed on July 11, 2016.  United States Patent Nos. 9,421,200 ("the '200 Patent") and 9,433,619 ("the '619 Patent") issued on August 23, 2016 and September 5, 2016, respectively.  Pernix filed and served Second and Third Amended Complaints, against Alvogen and Actavis respectively, on October 12, 2016, adding allegations of infringement with respect to the '200 and '619 Patents.  Actavis and Alvogen filed their respective Answers on November 30, 2016, denying Pernix's infringement allegations, and raising Counterclaims of non-infringement and invalidity as to each of the asserted Pernix patents.  Pernix and Actavis entered into a settlement agreement on January 29, 2018. Under the terms of the agreement, Pernix will grant Actavis a license to begin selling a generic version of Zohydro ER with BeadTek on March 1, 2029, or earlier under certain circumstances. Other details of the settlement are confidential. The launch of Actavis's generic product is contingent upon Actavis receiving final approval from the FDA of its ANDA for a generic version of Zohydro ER with BeadTek. Trial related to the suit against Alvogen is scheduled for June 11, 2018.

Medicine to Go Pharmacies, Inc. v. Macoven Pharmaceuticals, LLC and Pernix Therapeutics Holdings, Inc., District Court of New Jersey Case No. 3:16-cv-07717

On October 23, 2016, Medicine to Go Pharmacies, Inc. (the Macoven Plaintiff) filed an action against Macoven, Pernix and unidentified individuals seeking redress for the sending of unlawful advertisements to facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227. On December 2, 2016, we filed an answer in defense of the allegations. The fax campaign that is the subject of this litigation was administered by a third party, Odyssey Services (Odyssey), that was not initially named as a defendant in this litigation. On June 22, 2017, we filed a third-party complaint against Odyssey, seeking indemnity and contribution for any amounts that we may be liable to pay to the Plaintiff.  Odyssey has since filed a motion for summary judgment, seeking to dismiss the third-party claims against it.  That motion is currently pending before the Court.  We therefore may not be able to secure indemnification from Odyssey for costs that we might incur relative to this matter and insurance defense and indemnity do not appear available to us. We are still in discovery on this matter and are unable to predict probable outcomes at this time. We continue to dispute plaintiffs' claims and, based upon known facts, intend to vigorously defend ourselves against the claims in this litigation.

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

On October 13, 2016, we filed Articles of Amendment to our charter (the Articles of Amendment), with the State Department of Assessments and Taxation of Maryland to affect a one-for-ten reverse stock split of our outstanding shares of common stock, par value $0.01 per share (the Reverse Stock Split). The Reverse Stock Split was duly approved by our Board of Directors without stockholder approval in accordance with the authority conferred by Section 2-309(e)(2) of the Maryland General Corporation Law and Article IV, Section 6 of our charter. Pursuant to the Articles of Amendment, effective as of the close of business on October 13, 2016, each outstanding share of our common stock, par value $0.01 per share, was automatically combined into 1/10th of share of common stock, par value $0.01 per share. Fractional share holdings were rounded up to the nearest whole number. As a result of the Reverse Stock Split, the number of outstanding shares of our common stock was reduced to approximately 9.5 million shares.

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

	High	Low
2016
First Quarter	$29.00	$9.00
Second Quarter	11.00	4.00
Third Quarter	8.70	4.40
Fourth Quarter	6.20	1.94

2017
First Quarter	$4.17	$2.10
Second Quarter	6.84	3.30
Third Quarter	4.82	2.47
Fourth Quarter	3.16	2.30

Holders

As of March 1, 2018, there were approximately 119 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends for the years ended December 31, 2017 and 2016. We intend to retain any future earnings to finance growth and development and therefore do not anticipate paying cash dividends in the foreseeable future.

Issuer Repurchases of Equity Securities

There were no repurchases of equity securities in the fiscal year ended 2017.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans. Such information is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A, which we intend to file with the SEC not later than 120 days after the close of our year ended December 31, 2017.

Recent Sales of Unregistered Securities

All information regarding the issuance of our securities during the year ended December 31, 2017 have been previously disclosed in current reports we have filed on Form 8-K or in quarterly reports we have filed on Form 10-Q. We did not issue any unregistered equity securities during the quarter ended December 31, 2017.

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

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements by terminology such as "anticipate," "believe," "could," "continue," "estimate," "intend," "may," "plan," "potential," "project," "predict," "should," "target," "will," "would," "expect" or the negative of these terms or other words if similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this Annual Report on Form 10-K regarding our financial position, business strategy and plans or objective for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding our ability to comply with the covenants under our existing indebtedness; the rate and degree of market acceptance of, and our ability and our distribution and marketing partners' ability to obtain reimbursement for, any approved products; our ability to successfully execute our sales and marketing strategy, including to continue to successfully recruit and retain sales and marketing personnel in the U.S.; our ability to obtain additional financing; our ability to maintain regulatory approvals for our products; the accuracy of our estimates regarding expenses, future revenues and capital requirements; our ability to manage our anticipated future growth; the ability of our products to compete with generic products as well as new products that may be developed by our competitors; our ability and our distribution and marketing partners' ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products; the performance of our manufacturers, over which we have limited control; our ability to obtain and maintain intellectual property protection for our products; our ability to operate our business without infringing the intellectual property rights of others; the loss of key scientific or management personnel; regulatory developments in the U.S. and foreign countries; our ability to either acquire or develop and commercialize other product candidates in addition to our current products and other risks detailed above in Part I-Item 1A "Risk Factors."

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
  Developing and marketing an authorized generic version of Treximet once the product no longer benefits from patent exclusivity.
  Engaging in life-cycle management activities relating to Silenor, including the assessment of OTC opportunities (such as potential out-licensing transactions), as well as options for internal development.

We target underserved segments, such as CNS indications, including pain, neurology, and psychiatry.  We promote our core branded products to physicians through our sales forces.  We market our generic products through our wholly owned subsidiaries, Macoven and Cypress.

Our branded products include Zohydro ER with BeadTek, an extended-release opioid agonist indicated for the management of pain, Silenor, a non-controlled substance and approved medication indicated for the treatment of insomnia characterized by difficulty with sleep maintenance and Treximet, a medication indicated for the acute treatment of migraine attacks, with or without aura, in adults. See Part I, Item 1 - Business included in this Annual Report on Form 10-K for additional information regarding our products.

Annual Update

The following significant transactions and/or events occurred since the beginning of 2017:

  As previously disclosed, we were involved in an arbitration proceeding with GSK. GSK claimed damages relating to an alleged breach by us of a covenant pertaining to a pre-existing customer agreement contained in the Asset Purchase and Sale Agreement (APSA) relative to Treximet. We asserted counterclaims and defenses under the APSA and also asserted claims against GSK related to breaches of a supply agreement between the parties. We and GSK entered into the Interim Settlement Agreement under which we agreed to make payments to GSK and escrow additional funds. Additionally, the parties agreed to submit the matter to binding arbitration.

  On January 31, 2017, the arbitration tribunal issued opinions in favor of GSK, awarding it damages and fees in the amount of approximately $35.0 million, plus interest (estimated to be approximately $2.0 to $5.0 million). The tribunal also denied our claim that GSK breached its obligations under the supply agreement. After discussions with GSK, an agreement was reached on March 17, 2017, to amend the Interim Settlement Agreement (Amendment No. 1) whereby we agreed to establish a payment schedule for satisfaction of the current balance of the award. We had already paid to GSK an aggregate of $16.5 million, including $6.2 million from the escrow account, which was to be applied as an offset to the total award. Pursuant to the amendment, we agreed that the outstanding balance owing to GSK as of the date of the amendment was approximately $21.5 million and we further agreed to make quarterly installments in amounts totaling $1.0 million in 2017, $3.5 million in 2018 and approximately $17.0 million in 2019. We recorded the fair value of this settlement in the amount of approximately $18.5 million in our financial statements at December 31, 2016 and recorded $15.3 million as a reduction to net revenues, $1.0 million to selling, general and administrative expense and $2.2 million to interest expense in the year ended December 31, 2016.

  On July 20, 2017, we and GSK entered into Amendment No. 2 to the Interim Settlement Agreement.  Amendment No. 2 superseded Amendment No. 1 and permitted payment by us to GSK of a reduced amount in full satisfaction of the remaining approximately $21.2 million unpaid portion of the award granted to GSK in the arbitration of certain matters previously disputed by the parties.  Pursuant to Amendment No. 2, we were obligated to make two fixed payments to GSK: (i) a payment of $3.45 million due on or before August 4, 2017 and (ii) a payment of $3.2 million due on or before December 31, 2017. Both of these payments were made as of December 31, 2017. Also pursuant to Amendment No. 2, we agreed that if on or before September 30, 2019, we (x) redeem or repurchase our 4.25% Convertible Notes for greater than 31.00 cents for every one dollar of principal amount outstanding or (y) exchanges such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31.00 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, we shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2.0 million.  GSK has agreed that for so long as we comply with the payment terms set forth in the Amendment No. 2, enforcement of the award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the award, and that the outstanding balance of the Award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms.  As of December 31, 2017, the Company has recorded $2.0 million as contingent consideration for the potential payment due by September 30, 2019 and is recorded in Arbitration Award on the Company's consolidated balance sheet. Also, the Company recorded $10.5 million as Gain from legal settlement for the year ended December 31, 2017 pursuant to Amendment No. 2 in the consolidated statements of operations and comprehensive loss.

  On July 20, 2017, we announced that we used the proceeds from the New ABL Facility, discussed below, to repay the outstanding obligation of the Wells Fargo Credit Facility.
  Exchange Agreement

On July 20, 2017, we entered into an Exchange Agreement (the Exchange Agreement) with certain holders of our outstanding 4.25% Convertible Notes. The Exchange Agreement governed our entry into the Transactions. The Transactions closed on July 21, 2017, and include:

  The New ABL Credit Agreement by and among the ABL Borrowers and PIP DAC the ABL Guarantors, Cantor Fitzgerald Securities, as agent, and the Holders, as lenders. The ABL Credit Agreement replaced the Old ABL Facility;

  A new five-year $45.0 million Delayed Draw Term Loan among PIP DAC, Cantor Fitzgerald Securities, as agent, and the Holders, as lenders;

  A new indenture providing for 4.25%/5.25% Exchangeable Senior Notes due 2022 (the Exchangeable Notes Indenture) under which PIP DAC is the issuer and Pernix and its other subsidiaries are the guarantors (the Guarantors), with Wilmington Trust, National Association, as trustee (the Trustee);

  The issuance to the Holders of (a) $36.2 million aggregate principal amount of PIP DAC's 4.25%/5.25% Exchangeable Senior Notes due 2022 (the Exchangeable Notes) pursuant to the New Notes Indenture and (b) 1,100,498 shares of Pernix's common stock (the Exchange Shares), in exchange for the tender to PIP DAC of $51.8 million aggregate principal amount of Convertible Notes held by the Holders (the Exchange). The Exchangeable Notes will be exchangeable for Pernix's common stock. After giving effect to the Exchange, approximately $78.2 million principal amount of the 4.25% Convertible Notes will remain outstanding; and

  A registration rights agreement among Pernix, PIP DAC and the Holders that provides for the registration under the Securities Act of 1933, as amended, the offer and sale of the Exchange Shares and the Underlying Shares (the Registration Rights Agreement).

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

The ABL Borrowers' obligations under the New ABL Facility are guaranteed by the ABL Borrowers and the ABL Guarantors and are secured by, among other things, the ABL Borrowers' cash, inventory and accounts, in each case pursuant to a guaranty and security agreement between the ABL Borrowers, ABL Guarantors and Cantor Fitzgerald Securities as agent. Availability of borrowings under the ABL Credit Agreement from time to time will be subject to a borrowing base calculation based upon a valuation of the ABL Borrowers' eligible inventories and eligible accounts receivable, each multiplied by an applicable advance rate, subject to adjustments in accordance with the ABL Credit Agreement. Borrowings under the ABL Credit Agreement will bear interest at the rate of LIBOR plus 7.50%. In addition, the ABL Borrowers will be required to pay a commitment fee on the undrawn commitments under the ABL Credit Agreement from time to time at a rate per annum of 0.25% on the unused commitments under the ABL Credit Agreement, payable monthly. The ABL Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default applicable to us, the other ABL Borrowers, the ABL Guarantors and their respective subsidiaries that are customary for credit facilities of this type. The ABL Credit Agreement will mature on July 21, 2022.

Term Facility

PIP DAC entered into the DDTL with the Term Agent and the lenders party thereto to obtain the DDTL. $30.0 million under the DDTL was drawn on the date of closing of the Transactions, and the remaining $15.0 million will be available for subsequent draws for certain specified purposes, including to finance certain acquisitions, subject to conditions set forth in the DDTL Credit Agreement. The DDTL includes an incremental feature that allows PIP DAC, with the consent of the requisite lenders under the Term Facility, to obtain up to an additional $20.0 million in term loan commitments from new or existing lenders under the Term Facility that agree to provide such commitments. Interest on the loans will accrue either in cash or a combination of cash and in- kind interest, at PIP DAC's election. Cash interest will accrue at a rate of 7.50% per annum, while the combination of cash and in-kind interest will accrue at a rate of 8.50% per annum, with up to 4.00% per annum added to the principal amount of loans and the balance paid in cash. The DDTL will contain representations and warranties, affirmative and negative covenants, and events of default applicable to PIP DAC and its subsidiaries (if any) that are customary for credit facilities of this type. The DDTL will mature on July 21, 2022.

PIP DAC also entered into a mortgage debenture with Cantor Fitzgerald Securities as agent, pursuant to which PIP DAC's obligations under the DDTL will be secured by substantially all of the assets of PIP DAC and its future-acquired subsidiaries.

Upon the closing of the Transactions, the DDTL provided us with $30.0 million of liquidity immediately and, subject to conditions set forth in the DDTL Credit Agreement, $15.0 million of additional liquidity for certain specified purposes in the future, as well as the potential for an additional $20.0 million in commitments subject to lender consent.

Exchangeable Notes

PIP DAC, the Exchangeable Notes Guarantors, and Wilmington Trust, National Association, as Trustee, entered into the New Exchangeable Notes Indenture. The Exchangeable Notes issued under the New Notes Indenture will be guaranteed by Pernix and each other subsidiary thereof. The Exchangeable Notes are senior, unsecured obligations of PIP DAC. Interest on the Exchangeable Notes will be paid in cash or a combination of cash and in-kind interest at PIP DAC's election. Interest paid in cash (the "All Cash Method") will accrue at a rate of 4.25% per annum, while interest paid in a combination of cash and in-kind will accrue at a rate of 5.25% per annum, with 2.25% per annum of interest (plus additional interest, if any) capitalized to the principal amount of the Exchangeable Notes, and the balance paid in cash. The maturity date of the Exchangeable Notes Indenture is July 15, 2022.

The Exchangeable Notes initially are exchangeable into shares of our common stock at an exchange price per share of $5.50 (the "Exchange Price"). The Exchange Price will be subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain Company tender or exchange offers.

Holders will exchange all or a portion of their Exchangeable Notes at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

Upon not less than 30 nor more than 45 trading days' notice, if the daily VWAP (as defined in the Exchangeable Notes Indenture) of our common stock has been at least 120% of the Exchange Price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which such notice of redemption is provided (the "Provisional Redemption", and such date of a Provisional Redemption, the "Redemption Date"), we will have the right to redeem any or all of the Exchangeable Notes at a price equal to 100% of the principal amount thereof (including any interest capitalized thereto) plus accrued interest that has not been paid or capitalized to, but excluding, the date on which the Exchangeable Notes are to be redeemed. The redemption price will be paid in cash.

No "sinking fund" will be provided for the Exchangeable Notes, which means that PIP DAC will not be required to periodically redeem or retire the Exchangeable Notes. If PIP DAC or we undergo a Fundamental Change (as defined below), subject to certain conditions, holders of the Exchangeable Notes may require PIP DAC to repurchase for cash all or part of their Exchangeable Notes. The fundamental change repurchase price will be equal to 100% of the principal amount (including any interest capitalized thereto) of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date, chosen by PIP DAC, that is not less than 20 business days or more than 35 business days following the date on which notice of the Fundamental Change was provided by PIP DAC.

Under the Exchangeable Notes Indenture, a "Fundamental Change" will be deemed to have occurred if, among other events, any of the following occurs: (i) any "group" or "person," within the meaning of Section 13(d) of the Securities Exchange Act of 1934 (as amended, the "Exchange Act"), other than a permitted holder under the Exchangeable Notes Indenture, becomes the direct or indirect "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, of our common stock representing more than 50% of our voting power; (ii) we consummate any recapitalization, reclassification or change of our common stock, subject to certain exceptions as contained in the Exchangeable Notes Indenture; (iii) we effect any share exchange, consolidation or merger pursuant to which our common stock will be converted into cash, securities or other property or assets; (iv) we effect any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of our consolidated assets to a person or entity other than a permitted holder under the Exchangeable Notes Indenture; (v) our stockholders approve a plan or proposal for our liquidation or dissolution or the liquidation or dissolution of PIP DAC; and (vi) our common stock ceases to be listed on The New York Stock Exchange, The Nasdaq Global Select Market or The Nasdaq Global Market (or any of their respective successors).

Holders of the Exchangeable Notes are entitled to receive, in certain circumstances, additional shares of our common stock upon exchanges of Exchangeable Notes in connection with a Provisional Redemption or certain Fundamental Changes.

Subject to certain limited exceptions, the Exchangeable Notes contain covenants which prohibit or limit the ability of PIP DAC and the Exchangeable Notes Guarantors to, among other things: (i) pay cash dividends or make distributions on our capital stock or redeem or repurchase our capital stock; (ii) create, assume or suffer to exist at any time any lien upon any of our properties or assets; (iii) incur any debt other than debt permitted under the terms of the Exchangeable Notes Indenture; (iv) enter into transactions with affiliates other than on terms and conditions that, taken as a whole, would be obtained in an arm's-length transaction with non-affiliates; and (v) make any sale of our assets and the assets of our subsidiaries except in accordance with the terms of the Exchangeable Notes Indenture.

The Exchangeable Notes Indenture also provides for customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving PIP DAC) occurs and is continuing, the Trustee by notice to PIP DAC, or the holders of at least 25% in principal amount of the then outstanding Exchangeable Notes by written notice to PIP DAC and the Trustee, may declare 100% of the accreted principal of and accrued and unpaid interest, if any, on all of the Exchangeable Notes to be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving PIP DAC, 100% of the principal of and accrued and unpaid interest, if any, on all of the Exchangeable Notes will become due and payable automatically, including a make-whole premium in an amount equal to the present value of the interest that would accrue on such Exchangeable Notes (assuming the All Cash Method) from, and including, such date of acceleration until the maturity date of the Exchangeable Notes, with such present value computed using a discount rate equal to the sum of (i) the yield to maturity of United States Treasury securities with remaining maturity equal to that of the Exchangeable Notes (as determined in a commercially reasonable manner by PIP DAC) on such date of acceleration and (ii) 50 basis points. Notwithstanding the foregoing, for up to 270 days after the occurrence of an event of default, PIP DAC may elect to have the sole remedy for an event of default relating to certain of PIP DAC's failures to comply with certain reporting covenants in the Exchangeable Notes Indenture consist exclusively of the right to receive additional interest on the Exchangeable Notes.

Holders of Exchangeable Notes will not be entitled to receive shares of our common stock upon exchange of any Exchangeable Notes to the extent such holder (or group of which such holder is a part) would beneficially own more than 9.99% of the outstanding shares of our common stock. Subject to such limitation, at the initial Exchange Price, the Exchangeable Notes will be exchangeable into approximately 40% of our outstanding common stock as of the date hereof (after giving effect to the issuance of the Exchange Shares and the common stock underlying the Exchangeable Notes).

The Exchange allowed us to reduce the principal amount of its outstanding indebtedness through the exchange of the Holders' 4.25% Convertible Notes for a smaller principal amount of the Exchangeable Notes. The principal amount of the Exchangeable Notes may be reduced if the holders thereof exchange their Exchangeable Notes for shares of our common stock. The Exchangeable Notes Indenture will provide capacity to refinance up to an additional $25.0 million principal amount of the 4.25% Convertible Notes, which refinancing could also provide an opportunity to further reduce the principal amount of our outstanding indebtedness.

Second Supplemental Indenture

In connection with the Transactions, we and certain of our wholly owned subsidiaries, Pernix Holdco 1, LLC, Pernix Holdco 2, LLC and Pernix Holdco 3, LLC (each, a "New Guarantor", and collectively, the "New Guarantors") and U.S. Bank, National Association, as trustee, entered into a second supplemental indenture (the "Second Supplemental Indenture") to the Treximet Notes Indenture. Pursuant to the Second Supplemental Indenture, the New Guarantors provided guarantees of our obligations with respect to the Treximet Secured Notes issued under the Treximet Notes Indenture.

Third Supplemental Indenture

On December 29, 2017, we and the Treximet Notes Trustee, entered into a third supplemental indenture (the "Third Supplemental Indenture") to the Treximet Notes Indenture with the consent of the holders of a majority in aggregate principal amount of our Treximet Secured Notes. The Third Supplemental Indenture amends the Treximet Notes Indenture to clarify the definition of "Net Sales", as such term is defined in the Treximet Indenture and resulted in the deferral of $3.2 million of principal payments until August 2020.

  Isometheptene Mucate, Dichlorphenazone (IDA) Discontinuance

  Through our Macoven entity, Pernix has distributed a combination product called isometheptene mucate, dichlorphenazone, and acetaminophen ("IDA"). IDA was originally approved in 1948 for safety only. The product's efficacy as an adjunct to peptic ulcer treatment and for other indications, including the treatment of migraine headaches was reviewed under the Drug Efficacy Study Implementation process, DESI notice 3265. In January 2014, the FDA announced that all outstanding hearings requests for DESI 3265 were withdrawn. On October 20, 2017, we received a letter dated October 19, 2017 from the FDA asserting that IDA is subject to DESI 3265 and that since the outstanding requests for hearings in that matter were withdrawn, any drug products that are identified in DESI 3265, including IDA, require an approved NDA or ANDA in order for them to be distributed. Since we had not obtained an NDA or ANDA for IDA, the FDA stated in its letter that we should immediately cease distribution of IDA. While IDA has a long history of safe use, we complied with the FDA's request and confirmed to the Agency within the requested time frame that we ceased distribution of the product. For the year ended December 31, 2017 and 2016, our net revenues from the sale of IDA were $14.9 million and $13.4 million, respectively. Since we will not have further revenues from the product in 2018, we anticipate that the discontinuance of the product will impact net revenues beginning January 1, 2018.

  Zohydro ER with BeadTek, 20 mg

  In May 2017, we announced that, due to a manufacturing issue with our supplier, we expect that the 20 mg. strength of Zohydro ER with BeadTek will be on back order until at least the first quarter of 2018. During this time, we have continued to market and distribute other strengths of Zohydro ER with BeadTek, including the 10 mg., 15 mg., 30 mg., 40 mg. and 50 mg. strengths. While utilization of the 10 mg., 15 mg. and 30. mg strengths have increased, we believe that the temporary stock-out of the 20 mg. strength has impacted the overall prescription volume for Zohydro ER with BeadTek, resulting in a loss of revenue and adverse effect on our financial condition.

  Resignations

  On October 12, 2017, Graham G. Miao, our former President and Chief Financial Officer, notified the Chairman of our Board of Directors that the decision not to re-nominate him for re-election as a member of the Board at our 2017 Annual Meeting of Stockholders, held on November 15, 2017, created a "Good Reason" basis for resignation pursuant to the terms of his Employment Agreement dated November 3, 2016. Dr. Miao subsequently informed us of his decision to pursue other professional opportunities and offered his resignation effective December 31, 2017. Dr. Miao's employment with us ended on December 31, 2017, at which time he became eligible, pursuant to his employment agreement, to receive separation benefits. Dr. Miao's resignation did not reflect any disagreement with our financial results or strategy for growth.

  On November 3, 2017, Michael J. Golembiewski resigned as our Vice President of Finance, Principal Accounting Officer and Corporate Controller, effective as of November 24, 2017. Mr. Golembiewski resigned in order to pursue other professional opportunities and his resignation did not reflect any disagreement with our financial results or strategy for growth.

  Divestiture of Cedax

  On November 6, 2017, we announced the sale of a non-core product, Cedax® (ceftibuten capsules and ceftibuten for oral suspension), a third-generation cephalosporin antibiotic for the treatment of acute bacterial exacerbations of chronic bronchitis and middle ear infection, to SI Pharmaceuticals, LLC, for $2.0 million in gross cash proceeds.  Cedax® was discontinued by Pernix in 2016 and we did not generate any sales from this product in 2017. Pursuant to the terms of the Exchangeable Notes Indenture, $0.5 million of the proceeds from this acquisition were used to prepay amounts outstanding under the Exchangeable Notes.

  Workforce Realignment

  On January 4, 2018, we committed to and commenced a realignment plan to reduce operating costs and better align our workforce with the needs of our business in anticipation of the expiration of certain patents related to our Treximet® fixed dose combination product. We completed the realignment plan on January 5, 2018, resulting in a reduction of our workforce by 41 employees (representing approximately 22% of our workforce), the majority of which were associated with our sales force and commercial infrastructure. In connection with this commercial reorganization, we expect to realize annualized cost savings of $7.0 million-$8.0 million beginning in the first quarter of 2018. We anticipate recording a one-time charge of approximately $1.0 million during the first quarter of 2018 as a result of this realignment.

  IP Litigation Settlement

  We announced on January 29, 2018 that we entered into a settlement agreement with Actavis resolving patent litigation related to Zohydro ER with BeadTek . Under the terms of the agreement, we granted Actavis a license to begin selling a generic version of Zohydro ER with BeadTek on March 1, 2029, or earlier under certain circumstances.  Other details of the settlement are confidential.  The launch of Actavis's generic product is contingent upon Actavis receiving final approval from the FDA of its ANDA for a generic version of Zohydro ER with BeadTek. The settlement agreement also resolves a pending appeal related to a patent litigation between Recro Gainesville LLC and Actavis, which also relates to Actavis's proposed generic version of Zohydro ER with BeadTek. As required by law, the parties will submit the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. A patent litigation brought by us against Alvogen Malta Operations Ltd. related to Alvogen's proposed generic version of Zohydro ER with BeadTek remains pending in the U.S. District Court for the District of Delaware.

  Treximet - Entry of Generic Competitors

  On February 14, 2018, four patents covering Treximet expired, enabling up to three generic competitors to enter the market. As of February 28, 2018, one of these competitors entered the market and we are expecting the other two competitors to enter later in 2018. Concurrent with the launch of generics by third parties, we launched an authorized generic version of Treximet. We will also continue to distribute the branded versions of Treximet. We have one additional patent that covers Treximet that will expire in 2026 that we expect to prevent additional generic competitors from entering the market until that time. We expect that generic competition for Treximet will negatively impact our net revenues for the fiscal year ending December 31, 2018

See further discussion herein under the heading "Liquidity and Capital Resources".

Results of Operations

The following table summarizes selected operating statement data for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016

Net revenues	$146,068	$140,856
Operating expenses
Cost of product sales	44,631	43,320
Selling, general and administrative expense	76,801	98,834
Research and development expense	787	6,079
Loss from impairments of intangibles, goodwill and other assets	18,525	56,178
Gain from legal settlement	(10,476)	-
Depreciation and amortization expense	73,216	86,138
Change in fair value of contingent consideration	(1,045)	(11,652)
Restructuring costs	88	2,287
Other income (expense):
Gain from exchange of debt	14,650	-
Foreign currency transaction gain (loss)	(49)	99
Change in fair value of derivative liability	47	8,935
Interest expense	(36,957)	(37,857)
Income tax expense	373	439

Comparison of the Year Ended December 31, 2017 and 2016

Net Revenues

Net revenues consist of net product sales and revenue from co-promotion and other revenue sharing agreements. We recognize product sales net of estimated allowances for product returns, price adjustments (customer rebates, managed care rebates, service fees, chargebacks, coupons and other discounts), government program rebates (Medicaid, Medicare and other government sponsored programs) and prompt pay discounts. The primary factors that determine our net product sales are the level of demand for our products, unit sales prices, the applicable federal and supplemental government program rebates, contracted rebates, service fees, and chargebacks and other discounts that we may offer such as consumer coupon programs. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties in return for a percentage of revenue on sales we generate or on sales they generate.

The following table sets forth a summary of our net revenues for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,		Increase/
	2017	2016	Decrease	Percent
Treximet	$68,405	$66,961	$1,444	2%
Zohydro	24,007	24,713	(706)	-3%
Silenor	22,298	16,926	5,372	32%
Other	31,037	31,790	(753)	-2%
Net product revenues	145,747	140,390	5,357	4%
Co-promotion and other revenue	321	466	(145)	-31%
Total net revenues	$146,068	$140,856	$5,212	4%

Overall, net revenues increased by $5.2 million or 4% during the year ended December 31, 2017 compared to the year ended December 31, 2016, as follows:

Treximet net revenues increased by $1.4 million, or 2% during the year ended December 31, 2017, compared to the year ended December 31, 2016. Treximet 2016 net revenues included the impact of $15.3 million of disputed rebate claims, which were recorded during the year ended December 31, 2016, for sales which occurred in prior periods, $12.5 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively, for the unfavorable arbitration ruling with GSK which was announced in February 2017.

The following table sets forth the impact of the GSK arbitration award on net revenues of Treximet (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014
GAAP net revenues of Treximet	$68,405	$66,961	$101,753	$54,775
GSK arbitration award adjustment	-	15,277	(12,484)	(2,793)
Adjusted net revenues of Treximet (1)	$68,405	$82,238	$89,269	$51,982

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

Adjusted net revenues of Treximet declined $13.8 million or 17% during the year ended December 31, 2017, compared to the year ended December 31, 2016. The decrease was due primarily to a decline in sales volumes partially offset by higher net price.

Zohydro ER net revenues decreased by $706,000, or 3%, during the year ended December 31, 2017, compared to the year ended December 31, 2016. The reduction in revenue was due to a decrease in net price driven by lower gross-to-net rates.

Silenor net revenues increased by $5.4 million, or 32%, during the year ended December 31, 2017, compared to the year ended December 31, 2016, reflecting an increase in both net price and sales volume.

Net product revenues - other decreased by $753,000 or 2% during the year ended December 31, 2017, compared to the year ended December 31, 2016. The decrease was due primarily to discontinuation of products no longer sold.

Co-promotion and other revenue decreased by $145,000 during the year ended December 31, 2017, compared to the year ended December 31, 2016, which was attributable primarily to product discontinuation.

Cost of Product Sales

Cost of product sales increased by $1.3 million, or 3%, during the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase in cost of product sales was due primarily to non-recurrence of $2.5 million of lower royalty expenses in 2016 related to the impact of reducing net revenues of Treximet as a result of the unfavorable arbitration ruling with GSK for the year ended December 31, 2016 partially offset by higher net sales of generic products that require royalty payments and the write off of inventory related to the discontinuation of IDA.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by $22.0 million, or 22%, during the year ended December 31, 2017, compared to the year ended December 31, 2016. The decrease was driven by lower sales force related expenses stemming from the sales force restructuring during the year ended December 31, 2016, lower legal fees as well as a conscious effort to reduce spending across the organization.

Research and Development Expense

Research and Development expense decreased by $5.3 million, or 87%, during the year ended December 31, 2017, compared to the year ended December 31, 2016, due primarily to the timing of work for Zohydro and Treximet.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $12.9 million, or 15%, during the year ended December 31, 2017, compared to the year ended December 31, 2016. The decrease was related primarily to lower amortization of developed technology intangible assets as a result of asset impairments during the year ended December 31, 2016 and the extension of the patent life of Zohydro ER developed technology in the first quarter of 2016.

Change in Fair Value of Contingent Consideration

For the acquisition of Zohydro ER, we recorded $14.2 million of contingent consideration. The fair value of the contingent consideration linked to FDA approval was $2.7 million and the fair value of the contingent consideration linked to achievement of the net sales target was $11.5 million. As of December 31, 2017, the total current fair value of the contingent consideration is approximately $1.4 million. We recorded a benefit of $1.0 million and $11.7 million as change in fair value of contingent consideration in the years ended December 31, 2017 and 2016, respectively.

Loss from Disposal of Assets, Impairments of Intangibles and Goodwill

Loss from disposal of assets and impairments of intangibles, excluding goodwill, was $0 million for the year ended December 31, 2017 compared to $56.2 million for the year ended December 31, 2016. We have recorded impairment charges of $11.3 million for Silenor, $7.9 million for Treximet pediatrics, $8.0 million for non-core branded products and $4.2 million for the termination of our agreement with Altus and $1.0 million for fixed assets during the year ended December 31, 2016. We have also tested our goodwill and have recorded impairment charges of $18.5 million and $23.8 million, during the years ended December 31, 2017 and 2016, respectively.

Gain from legal settlement

We recorded a gain of $10.5 million and $0 during the years ended December 31, 2017 and 2016, respectively, as a result of concluding Amendment No. 2 with GSK as previously discussed.

Restructuring Costs

Restructuring costs were $88,000 and $2.3 million during the years ended December 31, 2017 and 2016, respectively. Restructuring costs during the year ended December 31, 2016 were related to the initiative to restructure our sales force and operations.

Interest Expense

Interest expense decreased $900,000, or 2%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was due primarily to reduced interest expense on our Treximet Secured Notes due to the lower principal balance.

Gain on sale of assets

On November 6, 2017 the Company announced the sale of a non-core product, Cedax® (ceftibuten capsules and ceftibuten for oral suspension), a third-generation cephalosporin antibiotic for the treatment of acute bacterial exacerbations of chronic bronchitis and middle ear infection, to SI Pharmaceuticals, LLC, for $2.0 million in gross cash proceeds.  Cedax® was discontinued by Pernix in 2016 and the Company has not generated any sales from this product in 2017. This was recorded in the gain on sale of assets line on the consolidated statement of operations and comprehensive loss. There were no such sales in 2016.

Change in Fair Value of Derivative Liability

We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the consolidated statements of operations for each reporting period. We recorded benefits of $47,000 and $8.9 million as change in fair value of derivative liability in other income (expense) in the years ended December 31, 2017 and 2016, respectively. For further discussion, see Note 12, Debt and Lines of Credit, to our consolidated financial statements included in this Annual Report on Form 10-K.

Gain from exchange of debt

We recorded a gain of $14.7 million and $0 during the years ended December 31, 2017 and 2016, respectively, related to the Exchange Agreement. In July 2017, certain holders of the 4.25% Convertible Notes exchanged $51.8 million in principal notes for $36.2 million in Exchangeable Notes.

Income Tax Provision

During 2017, we recognized an income tax expense of $0.4 million. Our 2017 effective rate from continuing operations was (0.5%).  This tax expense included a current income tax provision of approximately $0.6 million and a deferred tax benefit of approximately ($0.2) million.  During 2016, we recognized an income tax expense of $0.4 million. Our 2016 effective rate from continuing operations rate was (0.3%).  The change in the 2017 effective tax rate relates mainly to the tax effect of permanent differences and other items on our pre-tax loss and foreign income tax rate differential.

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

Adjusted EBITDA is a non-GAAP financial measure that excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP.  This non-GAAP financial measure excludes from net loss; net interest; depreciation and amortization; taxes; net revenue adjustments; cost of product sales adjustments; selling, general and administrative adjustments; change in fair value of contingent consideration; gain from disposal of asset; disposal of assets and impairments of assets; non-recurring arbitration and litigation expenses; change in fair value of derivative liability; restructuring costs; extinguishment of debt; and foreign currency transactions.  In addition, from time to time in the future there may be other items that we may exclude for the purposes of our use of adjusted EBITDA; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of adjusted EBITDA.  We believe that adjusted EBITDA provides meaningful supplemental information regarding our operating results because it excludes or adjusts amounts that management and the board of directors do not consider part of core operating results or that are non-recurring when assessing the performance of the organization.  We believe that inclusion of adjusted EBITDA provides consistency and comparability with past reports of financial results and provides consistency in calculations by outside analysts reviewing our results.  Accordingly, we believe that adjusted EBITDA is useful to investors in allowing for greater transparency of supplemental information used by management.

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

Reconciliation of GAAP reported net revenues of Treximet to adjusted net revenues of Treximet is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
GAAP net revenues of Treximet	$68,405	$66,961	$101,753
GSK arbitration award adjustment	-	15,277	(12,484)
Adjusted net revenues of Treximet	$68,405	$82,238	$89,269

Reconciliation of GAAP reported net loss to adjusted EBITDA is as follows (in thousands):

	Year Ended December 31,
	2017	2016
GAAP net loss	$(77,141)	$(169,590)
Adjustments:
Interest expense	36,957	37,857
Depreciation and amortization expense	73,335	86,215
Income tax expense	373	439
EBITDA	33,524	(45,079)
Net revenue adjustments (1)	-	15,277
Cost of product sales adjustments (2)	1,083	(2,521)
Selling, general and administrative adjustments (3)	4,192	9,513
Change in fair value of contingent consideration (4)	(1,045)	(11,652)
Gain from disposal of asset (5)	(2,000)	-
Loss from impairment of intangibles, goodwill and other assets (6)	18,525	56,178
Gain from legal settlement (7)	(10,476)	-
Change in fair value of derivative liability (8)	(47)	(8,935)
Restructuring costs (9)	88	2,287
Gain from exchange of debt (10)	(14,650)	-
Foreign currency transaction (gain) loss	49	(99)
Adjusted EBITDA	$29,243	$14,969

(1)

Adjusts for the impact of GSK arbitration award of $15.3 million for revenue deductions related to prior period sales for the year ended December 31, 2016, by excluding the full $15.3 million from the year ended December 31, 2016.

(2)

Excludes inventory write-offs of $1.1 million for the year ended December 31, 2017, related to cessation of distribution of IDA. Adjusts for the royalty credit related to the adjusting of net revenues of Treximet for the GSK arbitration award of $2.5 million related to prior period revenues for the year ended December 31, 2016.

(3)

Excludes purchase price adjustment of $0.9 million for the year ended December 31, 2017. Excludes stock compensation expense of $2.5 million and $2.7 million; deal expenses of $1.5 million and $2.8 million; severance expense of $1.1 million and $1.9 million; and non-recurring arbitration and litigation expenses of $0 and $2.1 million for the years ended December 31, 2017 and 2016, respectively.

(4)

Excludes gain from change in fair value of contingent consideration related to the 2015 acquisition of Zohydro ER and is linked to the achievement of certain net sales targets. Any change in fair values between the reporting dates is recognized in the consolidated statements of operations.

(5)	Excludes gain from the sale of a non-core product, Cedax® (ceftibuten capsules and ceftibuten for oral suspension) that was discontinued by Pernix in 2016.
(6)

Excludes loss from impairment of intangibles, goodwill and other assets. We recorded impairment charges of $11.3 million for Silenor, $7.9 million for Treximet pediatrics, $8.0 million for non-core branded products and $4.2 million for the termination of our agreement with Altus and $1.0 million for fixed assets during the year ended December 31, 2016. We tested our goodwill and recorded a $18.5 million and $23.8 million impairment charge during the years ended December 31, 2017 and 2016, respectively.

(7)

Excludes $10.5 million gain from Pernix and GSK amended settlement agreement resulting from Amendment NO. 2 to the Interim Settlement Agreement with GSK under which Pernix will pay approximately $6.7 million to GSK (potentially up to $8.7 million), which is a reduction of up to approximately $14.5 million from the initial settlement agreement.

(8)

Excludes (gain) loss from change in fair value of derivative liability consideration. We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the consolidated statements of operations for each reporting period.

(9)	Excludes expense related to the initiative to restructure our sales force and operations in 2016.
(10)

Excludes gain related to the July 2017 financing transactions in which certain holders of the 4.25% Convertible Notes exchanged $51.8 million in principal notes for $36.2 million in Exchangeable Notes.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources (amounts in thousands):

	December 31,
	2017	2016
Cash and cash equivalents	$32,820	$36,375
Total current assets	93,771	108,910
Current debt (1)	3,664	11,103
Arbitration award (2)	2,000	17,522
Non-current debt (1)	279,976	290,321
Stockholders' (deficit) equity	$(174,257)	$(114,063)

(1)

The Table below lists the Total Borrowing, the Note Discount, the Deferred Financing Costs that when combined equal the components of Current and Non-current Book Value of the debt listed on our Consolidated Balance Sheets at December 31, 2017 and 2016, respectively; See Note 12, Debt and Lines of Credit of Item 8 of this Form 10K for the terms of each debt instrument:

	Total	Note	Deferred Financing	Book
	Borrowings	Discount	Costs	Value
4.25% Convertible Notes	$78,225	$(11,060)	$(1,433)	$65,732
Exchangeable Notes	35,743	(24,363)	(3,105)	8,275
Delayed Draw Term Loan	30,000	-	(2,103)	27,897
Treximet Secured Notes - Long Term	166,697	-	(2,810)	163,887
Treximet Secured Notes - Short Term	5,373	-	(1,709)	3,664
ABL Credit Agreement	14,185	-	-	14,185
Balance at December 31, 2017	$330,223	$(35,423)	$(11,160)	$283,640

	Total	Note	Deferred Financing	Book
	Borrowings	Discount	Costs	Value
4.25% Convertible Notes	$130,000	$(22,604)	$(3,325)	$104,071
Exchangeable Notes	-	-	-	-
Delayed Draw Term Loan	-	-	-	-
Treximet Secured Notes - Long Term	176,769	-	(4,519)	172,250
Treximet Secured Notes - Short Term	12,812	-	(1,709)	11,103
Wells Fargo Credit Facility	14,000	-	-	14,000
Balance at December 31, 2016	$333,581	$(22,604)	$(9,553)	$301,424

(2)	GlaxoSmithKline (GSK) Arbitration

We were involved in an arbitration proceeding with GSK. GSK claimed damages relating to an alleged breach by us of a covenant pertaining to a pre-existing customer agreement contained in the Asset Purchase and Sale Agreement (ASPA) relative to Treximet. We asserted counterclaims and defenses under the APSA and also asserted claims against GSK related to breaches of a supply agreement between the parties. We and GSK entered into the Interim Settlement Agreement under which we agreed to make payments to GSK and escrow additional funds. Additionally, the parties agreed to submit the matter to binding arbitration. On January 31, 2017, the arbitration tribunal issued opinions in favor of GSK, awarding it damages and fees in the amount of approximately $35.0 million, plus interest (estimated to be approximately $2.0 to $5.0 million). The tribunal also denied our claim that GSK breached its obligations under the supply agreement. After discussions with GSK, an agreement was reached on March 17, 2017, to amend the Interim Settlement Agreement (Amendment No. 1) whereby we agreed to establish a payment schedule for satisfaction of the current balance of the award. We had already paid to GSK an aggregate of $16.5 million, including $6.2 million from the escrow account, which was to be applied as an offset to the total award. Pursuant to the amendment, we agreed that the outstanding balance owing to GSK as of the date of the amendment was approximately $21.5 million and we further agreed to make quarterly installments in amounts totaling $1.0 million in 2017, $3.5 million in 2018 and approximately $17.0 million in 2019. We recorded the fair value of this settlement in the amount of approximately $18.5 million in our financial statements at December 31, 2016 and recorded $15.3 million as a reduction to net revenues, $1.0 million to selling, general and administrative expense and $2.2 million to interest expense in the year ended December 31, 2016.

On July 20, 2017, we and GSK entered into Amendment No. 2 to the Interim Settlement Agreement.  Amendment No. 2 superseded Amendment No. 1 and permitted payment by us to GSK of a reduced amount in full satisfaction of the remaining approximately $21.2 million unpaid portion of the award granted to GSK in the arbitration of certain matters previously disputed by the parties.  Pursuant to Amendment No. 2, we were obligated to make two fixed payments to GSK: (i) a payment of $3.45 million due on or before August 4, 2017 and (ii) a payment of $3.2 million due on or before December 31, 2017. Both of these payments were made as of December 31, 2017. Also pursuant to Amendment No. 2, we agreed that if on or before September 30, 2019, we (x) redeem or repurchase our 4.25% Convertible Notes for greater than 31.00 cents for every one dollar of principal amount outstanding or (y) exchanges such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31.00 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, we shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2.0 million.  GSK has agreed that for so long as we comply with the payment terms set forth in the Amendment No. 2, enforcement of the award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the award, and that the outstanding balance of the Award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms.  As of December 31, 2017, the Company has recorded $2.0 million as contingent consideration for the potential payment due by September 30, 2019 and is recorded in other liabilities - long term on the Company's consolidated balance sheet at December 31, 2017. Also, the Company recorded $10.5 million as Gain from legal settlement for the year ended December 31, 2017 pursuant to Amendment No. 2 in the consolidated statements of operations and comprehensive loss.

During 2017 and 2016 we utilized cash from operations of $5.9 million and $16.5 million, respectively.

As of December 31, 2017, we had cash and cash equivalents of $32.8 million and borrowing availability of $24.8 million under our $40.0 million ABL Credit Agreement.

We have an effective shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $150.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and units. The shelf registration statement includes a sales agreement prospectus covering the offering, issuance and sale of up to $10.0 million of shares of our common stock that may be issued and sold under the Controlled Equity Offering Sales Agreement, dated November 7, 2014, between us and Cantor Fitzgerald & Co. as agent. We have sold 680,926 and 3,859,903 shares of common stock under this controlled equity program in the years ended December 31, 2017 and 2016, respectively, for net proceeds of $2.0 million and $19.7 million for the years ended December 31, 2017 and 2016, respectively. For additional information, see "Risk Factors-Risks Related to our Business-Our business operations and financial position could be adversely affected as a result of our substantial indebtedness."

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
  the principal and interest payments due under the Treximet Secured Notes, 4.25% Convertible Notes and Exchangeable Notes as applicable;
  our ability to draw down on our ABL Credit Agreement and DDTL our obligations to make cash payments under our indebtedness; and
  the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending claims related to intellectual property owned by or licensed to us.

We believe that our existing cash balance, cash from operations, funding from the Transactions, and availability of offerings under our shelf registration will be sufficient to fund our existing level of operating expenses, current development activities, non-operating payments of debt, interest and general capital expenditure requirements through at least the next twelve months.

To continue to grow our business over the longer term, we may need to commit substantial resources to one or more of product acquisition, product development and clinical trials of product candidates, business acquisition, technology acquisition and expansion of other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. To improve financial flexibility, we may in the future retain advisors to explore options to restructure our debt and assess other potential alternatives in order to maximize value for all stakeholders. Acquisition opportunities that we might pursue could materially affect our liquidity and capital resources and could require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue new operations or the expansion of our existing operations. There can be no assurance that the exploration of options will result in the identification or consummation of any transaction.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2017 and 2016 (in thousands).

	2017	2016
Cash (used in) provided by
Operating activities	$(5,939)	$(16,501)
Investing activities	1,982	(1,567)
Financing activities	402	(1,692)
Net decrease in cash and cash equivalents	$(3,555)	$(19,760)

Net cash used in operating activities

Net cash used in operating activities during 2017 and 2016 was $5.9 million and $16.5 million, respectively. The $5.9 million used in operating activities during 2017 was driven primarily by: net loss of $77.1 million, adjusted by non-cash expenses totaling $74.9 million and $3.7 million in net changes in accounts receivable, inventories, accounts payable, accrued expenses and other operating assets and liabilities. The $16.5 million used in operating activities during 2016 was primarily driven by: net loss of $169.6 million, adjusted by non-cash expenses totaling $130.8 million and $22.3 million in net changes in accounts receivable, inventories, accounts payable, accrued expenses and other operating assets and liabilities.

Net cash provided by (used in) investing activities

Net cash provided by investing activities during 2017 was $2.0 million. Net cash used in investing activities in 2016 was $1.6 million. The $2.0 million provided by investing activities during 2017 was due primarily to the sale of non-core assets. The $1.6 million used in investing activities during 2016 was primarily due to purchases of fixed assets.

Net cash provided by (used in) financing activities

Net cash provided by financing activities during 2017 was $402,000. Net cash used in financing activities during 2016 was $1.7 million. Cash provided by financing activities for the year ended December 31, 2017 was as a result of net proceeds from the Delayed Draw Term Loan, the sales of common stock of $2.0 million and $185,000 from net drawdowns on credit facilities which were partially offset by principal payments on our Treximet Secured Notes of $17.5 million, $13.6 million related to financing costs paid as a result of the various debt restructuring and principal payments on our Exchangeable Notes. Cash used in financing activities for the year ended December 31, 2016 was primarily for principal payments on our Treximet Secured Notes of $20.4 million, net payments on credit facilities of $1.0 million which were partially offset by the sales of common stock of $19.8 million.

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

  Allowances for Prompt Pay Discounts, Product Returns, Price Adjustments and Medicaid Rebates

The following table sets forth a summary of our allowances for product returns, government program rebates and price adjustments as of December 31, 2017 and 2016:

		Government
	Product	Program	Price	Managed Care
	Returns	Rebates	Adjustments	Rebates	Total
Balance at January 1, 2016	$11,896	$6,682	$19,547	$24,553	$62,678
Allowances for certain co-agreements(1)	-	91		362	453
Provision	8,377	13,459	70,923	99,211	191,970
Payments and credits	(1,959)	(12,819)	(76,610)	(102,752)	(194,140)
Balance at December 31, 2016	18,314	7,413	13,860	21,374	60,961
Allowances for certain co-agreements(1)	-	35	-	-	35
Provision	10,058	13,469	68,004	90,248	181,779
Payments and credits	(6,691)	(14,276)	(71,098)	(94,401)	(186,466)
Balance at December 31, 2017	$21,681	$6,641	$10,766	$17,221	$56,309

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

Product Returns. Consistent with industry practice, we offer contractual return rights that allow our customers to return short-dated or expiring products within an 18-month period, commencing from six months prior to and up to twelve months subsequent to the product expiration date. Our products have expiration periods ranging from 15 to 42 months after the date of manufacture. We account for product returns as a reduction in net revenue at the time of sale. Product returns are recognized by establishing an accrual in an amount equal to the estimated value of the products expected to be returned. We adjust our estimate of product returns if we become aware of other factors that we believe could significantly impact our expected returns. These factors include our estimate of inventory levels of our products within the distribution channel, the shelf life of shipped product, review of consumer consumption data as reported by external information management companies, actual and historical return rates for expired lots, the forecast of future sales of the product, competitive issues such as new product entrants and other known changes in sales trends. We estimate returns at percentages up to 10% of sales of branded products and generic products and, from time to time, higher on launch return percentages for sales of new products.  Returns estimates are based upon historical data and other facts and circumstances that may impact future expected returns to derive an average return percentage for our products. The returns reserve is reviewed quarterly and adjusted as warranted. If estimates regarding product demand are inaccurate, if changes in the competitive environment affect demand for certain products, or if other unforeseen circumstances affect a product's salability, actual returns could differ and such differences could be material.

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

Chargebacks. These deductions relate to our contractual agreements to sell products to group purchasing organizations and other indirect customers at contractual prices that are lower than the list prices that we charge to wholesalers. When these group purchasing organizations or other indirect customers purchase our products through a wholesaler at a reduced price, the wholesaler charges for the difference between the price they paid us and the price at which they sold the product to the indirect customer. The primary factors that we consider in developing and evaluating our provision for chargebacks include: (i) the average historical chargeback credits, (ii) estimated future sales trends and (iii) an estimate of the inventory held by our wholesalers based on internal analysis of a wholesaler's historical purchases and contract sales.

Shelf stock adjustments. These deductions are credits issued to our customers to reflect decreases in the selling prices of our products. These credits are customary in the industry and are intended to reduce a customer's inventory cost to better reflect current market prices. The primary factors that we consider when deciding whether to record a reserve for a shelf-stock adjustment include: (i) the estimated number of competing products being launched as well as the expected launch date, which we determine based on market intelligence, (ii) the estimated decline in the market price of our product, which we determine based on historical experience and customer input and (iii) the estimated levels of inventory held by our customers at the time of the anticipated decrease in market price, which we determine based upon historical experience and customer input.

Prompt payment discounts. We typically require our customers to remit payments within the first 30 days for branded products and within 60 to 75 days for generics, depending on the customer and the products purchased. We offer wholesale distributors a prompt payment discount if they make payments within these deadlines. This discount is generally two percent but may be higher in some instances due to product launches and/or industry expectations. As our wholesale distributors typically take advantage of the prompt pay discount, we accrue 100% of the prompt pay discounts, based on the gross amount of each invoice, at the time of our original sale, and apply earned discounts at the time of payment. This allowance is recorded as a reduction of accounts receivable and revenue. We adjust the accrual periodically to reflect actual experience. Historically, these adjustments have not been material. We do not anticipate that future changes to our estimates of prompt payment discounts will have a material impact on our net revenue.

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

Inventory Valuation

Inventory primarily consists of finished goods, which include pharmaceutical products ready for commercial sale. Inventory is stated at the actual cost per bottle determined under the specific identification method. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material impact on our financial condition and results of operations in any reporting period. An allowance for slow-moving or obsolete inventory or declines in the value of inventory is determined based on management's assessments. The raw materials that we have in inventory are provided to certain of our manufacturers to utilize in the manufacture of our products and, from time to time, are sold to other companies to utilize in their own products.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pernix Therapeutics Holdings, Inc. and Subsidiaries
Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Pernix Therapeutics Holdings, Inc.
Morristown, New Jersey

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pernix Therapeutics Holdings, Inc. and subsidiaries (collectively, the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of the internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company's auditor since 2008.

Atlanta, Georgia
March 8, 2018

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
 (in thousands, except share and per share data)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$32,820	$36,375
Accounts receivable, net	45,317	50,729
Inventory, net	5,396	7,775
Prepaid expenses and other current assets	10,115	12,617
Income tax receivable	123	1,414
Total current assets	93,771	108,910

Property and equipment, net	752	1,103
Goodwill	12,100	30,600
Intangible assets, net	96,606	169,571
Other	2,263	257
Total assets	$205,492	$310,441
Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$7,911	$7,275
Accrued personnel expense	5,748	5,357
Accrued allowances	56,309	60,961
Other accrued expenses	6,909	8,711
Interest payable	10,612	10,897
Treximet Secured Notes - current, net	3,664	11,103
Other liabilities - current	2,648	5,224
Total current liabilities	93,801	109,528

Convertible notes - long-term, net	65,732	104,071
Exchangeable notes - long-term, net	8,275	-
Delayed draw term loan - long-term, net	27,897	-
Derivative liability	93	230
Contingent consideration	1,358	2,403
Treximet Secured Notes - long-term, net	163,887	172,250
Credit facilities - long-term	14,185	14,000
Arbitration award	2,000	17,522
Other liabilities	2,521	4,500
Total liabilities	379,749	424,504
Commitments and contingencies (note 18)
Stockholders' (deficit) equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value, 140,000,000 shares authorized, 11,841,173 and 10,015,641
issued and outstanding at December 31, 2017 and 2016, respectively	119	100
Additional paid-in capital	261,158	244,309
Accumulated other comprehensive loss	-	(79)
Accumulated deficit	(435,534)	(358,393)
Total stockholders' deficit	(174,257)	(114,063)
Total liabilities and stockholders' deficit	$205,492	$310,441

See accompanying notes to consolidated financial statements

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2017 and 2016
 (in thousands, except per share data)

	2017	2016

Net revenues	$146,068	$140,856
Costs and operating expenses:
Cost of product sales	44,631	43,320
Selling, general and administrative expense	76,801	98,834
Research and development expense	787	6,079
Depreciation and amortization expense	73,216	86,138
Change in fair value of contingent consideration	(1,045)	(11,652)
Loss from impairments of intangibles, goodwill and other assets	18,525	56,178
Gain from legal settlement	(10,476)	-
Restructuring costs	88	2,287
Total costs and operating expenses	202,527	281,184

Loss from operations	(56,459)	(140,328)

Other income (expense):
Interest expense	(36,957)	(37,857)
Gain on sale of assets	2,000	-
Change in fair value of derivative liability	47	8,935
Gain from exchange of debt	14,650	-
Foreign currency transaction gain (loss)	(49)	99
Total other expense, net	(20,309)	(28,823)

Loss before income tax expense	(76,768)	(169,151)
Income tax expense	373	439
Net loss	(77,141)	(169,590)

Other comprehensive loss
Unrealized gain/(loss) during period, net of tax of $0, and $0, respectively	79	(79)
Comprehensive loss	$(77,062)	$(169,669)

Net loss per common and potential common share
Basic	$(7.21)	$(21.67)
Diluted	$(7.21)	$(21.67)

Weighted-average common and potential common shares outstanding:
Basic	10,706	7,827
Diluted	10,706	7,827

See accompanying notes to consolidated financial statements

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Years ended December 31, 2017 and 2016
 (in thousands)

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Deficit
Balance at January 1, 2016	-	$-	6,111	$61	$227,387	$(5,548)	$(188,803)	$-	$33,097
Conversion of restricted stock units	-	-	4	-	-	(23)	-	-	(23)
Reclassification of treasury stock	-	-	-	-	(5,571)	5,571	-	-	-
Compensation expense on share-based awards	-	-	-	-	2,718	-	-	-	2,718
Net proceeds from sale of shares	-	-	3,901	39	19,775	-	-	-	19,814
Other comprehensive loss							-	(79)	(79)
Net loss	-	-	-	-	-	-	(169,590)	-	(169,590)
Balance at December 31, 2016	-	-	10,016	100	244,309	-	(358,393)	(79)	(114,063)
Conversion of restricted stock units	-	-	44	1	(113)	-	-	-	(112)
Issuance of Convertible Debt	-	-	1,100	11	12,499	-	-	-	12,510
Compensation expense on share-based awards	-	-	-	-	2,491	-	-	-	2,491
Net proceeds from sale of shares	-	-	681	7	1,972	-	-	-	1,979
Other comprehensive income	-	-	-	-	-	-	-	79	79
Net loss	-	-	-	-	-	-	(77,141)	-	(77,141)
Balance at December 31, 2017	-	$-	11,841	$119	$261,158	$-	$(435,534)	$-	$(174,257)

See accompanying notes to consolidated financial statements

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2017 and 2016
 (in thousands)

	2017	2016
Cash flows from operating activities:
Net loss	$(77,141)	$(169,590)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	370	704
Amortization of intangibles	72,965	85,511
Amortization of deferred financing costs	3,296	2,440
Accretion expense	5,279	4,057
PIK interest payable	233	-
Deferred income tax benefit	(238)	(200)
Loss on disposal of fixed assets	-	35
Stock compensation expense	2,491	2,718
Fair market value change in derivative liability	(47)	(8,935)
Fair market value change in contingent consideration	(1,045)	(11,652)
Gain from legal settlement	(10,476)	-
Gain from exchange of debt	(14,650)	-
Gain from sale of non-core assets	(2,000)
Impairment of fixed assets and intangibles	18,525	56,143
Decrease (increase) in operating assets (excluding effect of acquisitions):
Accounts receivable	5,412	11,009
Income taxes	1,291	5,321
Inventory	2,379	2,260
Prepaid expenses and other assets	3,830	(533)
Increase (decrease) in operating liabilities (excluding effect of acquisitions):
Accounts payable and accrued expenses	(2,115)	(7,960)
Accrued allowances	(4,652)	(1,717)
Arbitration award	(6,900)	17,522
Interest payable	(518)	(1,006)
Other liabilities	(2,228)	(2,628)
Net cash used in operating activities	(5,939)	(16,501)

Cash flows from investing activities:
Acquisitions	-	(583)
Proceeds from sale of non-core assets	2,000	-
Purchase of software and equipment	(18)	(984)
Net cash (used in) provided by investing activities	1,982	(1,567)

Cash flows from financing activities:
Payments on Treximet Secured Notes	(17,511)	(20,406)
Net proceeds from Delayed Draw Term Loan	30,000	-
Payments for financing costs	(13,587)	-
Payments on Exchangeable Notes	(500)	-
Net drawdowns (payments) on credit facilities	185	(1,000)
Payments on mortgages and capital leases	(52)	(77)
Proceeds from issuance of common stock, net of tax and costs	1,979	19,814
Shares withheld for the payment of taxes	(112)	(23)
Net cash provided by (used in) financing activities	402	(1,692)

Net decrease in cash and cash equivalents	(3,555)	(19,760)
Cash and cash equivalents, beginning of period	36,375	56,135
Cash and cash equivalents, end of period	$32,820	$36,375

See accompanying notes to consolidated financial statements

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 and 2016

Note 1. Organization and Nature of Business

Pernix Therapeutics Holdings, Inc. (Pernix, the Company, we, our and us) is a specialty pharmaceutical company focused on the acquisition, development and commercialization of prescription drugs, primarily for the U.S. market. The Company targets therapeutic areas such as central nervous system (CNS), including pain, psychiatry and neurology. The Company promotes its branded products to physicians through its Pernix sales force and markets its generic portfolio through its wholly owned subsidiaries, Macoven Pharmaceuticals, LLC (Macoven) and Cypress Pharmaceuticals, Inc. (Cypress).

The Company's branded products include Zohydro ER with BeadTek, an extended-release opioid agonist indicated for the management of pain, Silenor, a non-controlled substance and approved medication for the treatment of insomnia characterized by difficulty with sleep and Treximet, a medication indicated for the acute treatment of migraine pain and inflammation.

Reverse Stock Split

On October 13, 2016, the Company filed Articles of Amendment to its charter (the Articles of Amendment), with the State Department of Assessments and Taxation of Maryland to affect a one-for-ten reverse stock split of the outstanding shares of common stock, par value $0.01 per share, of the Company (the Reverse Stock Split). The Reverse Stock Split was duly approved by the Board of Directors of the Company without stockholder approval in accordance with the authority conferred by Section 2-309(e)(2) of the Maryland General Corporation Law and Article IV, Section 6 of the Company's charter. Pursuant to the Articles of Amendment, effective as of the close of business on October 13, 2016, each outstanding share of the Company's common stock, par value $0.01 per share, was automatically combined into 1/10th of share of common stock, par value $0.01 per share. Fractional share holdings were rounded up to the nearest whole number. As a result of the Reverse Stock Split, the number of outstanding shares of common stock of the Company was reduced to approximately 9.5 million shares.

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

Reclassifications

On its 2016 Consolidated Statement of Cash Flows, the Company reclassified $467,000 of accretion expense related to the Texas Medicaid settlement from Other Liabilities to Accretion expense.

Management's Estimates and Assumptions

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Significant estimates of the Company include: revenue recognition, sales allowances such as returns on product sales, government program rebates, customer coupon redemptions, wholesaler/pharmacy discounts, product service fees, rebates and chargebacks, sales commissions; useful lives of amortizable intangible assets; provisions for income taxes; uncertain tax positions, and realizability of deferred tax assets; expected future cash flows used in evaluating intangible assets for impairment and for determining the Company's liquidity analysis; stock-based compensation; and the allocation of the purchase price for acquired assets and businesses, including the fair value of contingent consideration. On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company's business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company's consolidated financial statements could be materially impacted.

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

Fair Value of Financial Instruments

The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short maturity periods. The fair value of acquisition-related contingent consideration is based on estimated discounted future cash flows and assessment of the probability of occurrence of potential future events. The fair value of long- term debt is based on quoted market prices, if available, or estimated discounted future cash flows.

Cash and Cash Equivalents

Cash and cash equivalents may include certain money-market funds with maturities of three months or less when purchased.

Concentrations of Credit Risk and Economic Dependency

The financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents, and accounts receivable.

The Company may from time to time invest its excess cash in high quality, money market instruments. The Company maintains the majority of its cash and cash equivalents with one major financial institutions. At times, such amounts may exceed federally insured limits. The Company has not experienced any significant losses on its cash or cash equivalents.

The Company's accounts receivable primarily represent amounts due from drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company performs periodic credit evaluations of customers and does not require collateral. An allowance for doubtful accounts is maintained for potential credit losses based on the aging of accounts receivable, historical bad debts experience, and changes in customer payment patterns. Accounts receivables balances are written off against the allowance when it is probable that the receivable will not be collected. The Company primarily sold its products to three major customers in 2017 and 2016. See Note 14, Concentrations, for additional information. At December 31, 2017 and 2016, the allowance for doubtful accounts was approximately $15,000 and $500,000, respectively.

The Company relies on certain materials used in its development and manufacturing processes, some of which are procured from a single source. Most of the Company's manufacturing arrangements are not subject to long-term agreements and generally may be terminated by either party without penalty at any time. For the year ended December 31, 2017, approximately 65% of the inventory purchases, were from three primary suppliers - Recro Gainesville, LLC, Contract Pharmacal Corporation and Belcher Pharmaceuticals, LLC, allocated 27%, 24% and 14%, respectively.  For the year ended December 31, 2016, approximately 42% of the inventory purchases, were from three primary suppliers - Recro Gainesville, LLC,

Aphena Pharma Solutions and Belcher Pharmaceuticals, LLC, allocated 16%, 14% and 12%, respectively.  The Company believes that it has good relationships with its current suppliers, and could secure the services of alternative suppliers if necessary or required.

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

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.

Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; without exceeding the total amount of goodwill allocated to that reporting unit. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company has elected to early adopt this guidance as of January 1, 2017 and is applying it on a prospective basis. The adoption did not have a material impact on its consolidated financial statements.

During the Company's annual impairment test, it was noted that the carrying value of the reporting unit exceeded its fair value by $18.5 million for the year ended December 31, 2017. A $23.8 million impairment charge for goodwill was recorded for the year ended December 31, 2016. See Note 8, Goodwill and Intangible Assets, for further information.

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

During the years ended December 31, 2017 and 2016, the Company recorded impairment charges of $0 and $31.4 million, respectively.  See Note 8, Goodwill and Intangible Assets, for further information.

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

Deferred Financing Costs

Deferred financing costs are reported at cost, less accumulated amortization, and are recorded as a reduction of the debt outstanding in current or long-term debt, unless there is no current portion for the period presented, in which case, the deferred financing cost will be recorded in prepaid expenses. Amortization expense is included in interest expense. Deferred financing costs amortized during years ended December 31, 2017 and 2016 were $3.3 million and $2.4 million, respectively. Unamortized deferred financing costs were $15.3 million and $10.4 million as of December 31, 2017 and 2016, respectively.

Revenue Recognition

Product Sales

Product sales revenue is recognized when title has transferred to the customer and the customer has assumed the risks and rewards of ownership, which is typically upon delivery to the customer or, in the case of products that are subject to consignment agreements, when the customer removes product from the Company's consigned inventory location for shipment directly to a patient.

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

The Company's contract revenues consist of fees and milestone payments. Non-refundable fees where the Company has no continuing performance obligations are recognized as revenues when there is persuasive evidence of an arrangement and collection is reasonably assured. In situations where the Company has continuing performance obligations, non-refundable fees are deferred and are recognized ratably over the Company's projected performance period. Sales-based milestone payments are typically payments made to the Company that are triggered when aggregate net sales of a product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. The Company recognizes sales-based milestone payments from a collaborator when the event that triggers the obligation of payment has occurred, there is no further obligation on the Company's part in connection with the payment, and collection is reasonably assured.

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

Research and Development

Research and development costs in connection with the Company's internal programs for the development of products are expensed as incurred. The Company either expenses research and development costs as incurred or will advance third parties a research and development fee, which is amortized over the term of the related agreement.

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred in selling general and administrative expenses.  Advertising expenses for 2017 and 2016 were $10.4 million and $12.6 million, respectively.

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

Income tax returns subject to review by taxing authorities include 2014 through 2017.

Contingencies

Periodically, the Company may be involved in claims and other legal matters.  The Company records accruals for loss contingencies to the extent that management concludes that it is probable that a liability has been inccurred and the amount of the related loss can be reasonably estimated.  Legal fees and other expenses related to litigation are expensed as incurred and included in SG&A.  See Note 18, Commitments and Contingencies, for additional information.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2017	2016
Numerator:
Net loss	$(77,141)	$(169,590)

Denominator:
Weighted-average common shares, basic	10,706	7,827
Dilutive effective of stock options	-	-
Weighted-average common shares, diluted	10,706	7,827

Net loss per share, basic and diluted	$(7.21)	$(21.67)

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented (in thousands):

	Year ended December 31,
	2017	2016
4.25% Convertible Notes	931	1,133
Exchangeable Notes	2,949	-
Stock options and restricted stock units	1,091	774
Warrants	33	33
Total potential dilutive effect	5,004	1,940

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, (ASU 2018-02). The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (H.R. 1) (the Act). Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2018-02 on its financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on the Company's financial position or results of operations.

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

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15) which provides updated guidance on eight classification issues related to the statement of cash flows: debt prepayments and extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company anticipates some changes to the presentation of its consolidated statements of cash flows upon adoption of this standard.

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

The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018. Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. See Note 18, Commitments and Contingencies, for the Company's current lease commitments. The Company is currently in the process of evaluating the impact that this new leasing ASU will have on its financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years and interim periods within those years, beginning after December 15, 2016. Accordingly, the standard is effective for the Company on January 1, 2018 using either a full retrospective or a modified retrospective approach. The Company will adopt the standard using the modified retrospective method.

The Company has completed an analysis of existing contracts with its customers and assessed the differences in accounting for such contracts under ASU 2014-09 compared with current revenue accounting standards. Based on its review of current customer contracts, the Company does not expect the implementation of ASU 2014-09 to have a material quantitative impact on its consolidated financial statements as the timing of revenue recognition for product sales is not expected to significantly change. Adoption of the new standard will also result in additional revenue-related disclosures in the footnotes to the Company's consolidated financial statements.

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

Level 3 - Inputs are unobservable and reflect the Company's assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available.

Summary of Assets Recorded at Fair Value

As of December 31, 2017 and December 31, 2016, the Company did not have any investments in Level 1, Level 2 or Level 3 securities.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the years ended December 31, 2017 and 2016.

The carrying amounts reflected in the consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature.

Summary of Liabilities Recorded at Carrying Value and Fair Value

The 4.25% Convertible Notes, Exchangeable Notes, Delayed Draw Term Loan and the Treximet Secured Notes (each, as defined below in Note 12, Debt and Lines of Credit) are recorded at carrying value. The derivative liability and contingent consideration are recorded at fair value. Within the hierarchy of fair value measurements, the derivative liability and contingent consideration are Level 3 fair values. The fair and carrying value of the Company's debt instruments are detailed as follows (in thousands):

	As of December 31, 2017		As of December 31, 2016
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
4.25% Convertible Notes	$36,208	$65,732	$32,595	$104,071
Exchangeable Notes	21,375	8,275	-	-
Delayed draw term loan	30,300	27,897	-	-
Derivative liability	93	93	230	230
Contingent consideration	1,358	1,358	2,403	2,403
Treximet Secured Notes	139,201	167,551	147,551	183,353
Total	$228,535	$270,906	$182,779	$290,057

Convertible Notes, Exchangeable Notes and Delayed Draw Term Loan

The fair values of the 4.25% Convertible Notes, the Exchangeable Notes and the Delayed Draw Term Loan (as defined below in Note 12, Debt and Lines of Credit) were estimated using the (i) terms of the agreements; (ii) rights, preferences, privileges, and restrictions of the underlying security; (iii) time until any restriction(s) are released; (iv) fundamental financial and other characteristics of the Company; (v) trading characteristics of the underlying security (exchange, volume, price, and volatility); (vi) valuation of derivative liability; and (vii) precedent sale transactions.

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

Treximet Secured Notes

The fair value of the Company's 12% Senior Secured Notes due 2020 (Treximet Secured Notes) was estimated using a discounted cash flow model. Significant increases (decreases) in the expected future annual revenue streams and probability of achievement in isolation would likely result in a significantly higher (lower) fair value measurement.

Within the hierarchy of fair value measurements, the fair values of the convertible notes, Exchangeable Notes and Delayed Draw Term Loan, derivative liability, Treximet Secured Notes and contingent consideration are Level 3 fair values.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the years ended December 31, 2017 and 2016 (in thousands).

	December 31,
	2017	2016
Derivative liability:
Balance at beginning of year	$230	$9,165
Partial conversion	(90)	-
Remeasurement adjustments - loss (gains) included in earnings	(47)	(8,935)
Ending balance	$93	$230

Contingent consideration:
Balance at beginning of year	$2,403	$14,055
Remeasurement adjustments - loss (gains) included in earnings	(1,045)	(11,652)
Ending balance	$1,358	$2,403

Note 4. Business Combinations/ Divestitures and Other Acquisitions

Sale of Non-Core Assets

On November 6, 2017 the Company announced the sale of a non-core product, Cedax (ceftibuten capsules and ceftibuten for oral suspension), a third-generation cephalosporin antibiotic for the treatment of acute bacterial exacerbations of chronic bronchitis and middle ear infection, to SI Pharmaceuticals, LLC, for $2.0 million in gross cash proceeds.  Cedax was discontinued by Pernix in 2016 and the Company has not generated any sales from this product in 2017. This was recorded in the gain on sale of assets line on the consolidated statement of operations and comprehensive loss.

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

Treximet is a medication indicated for the acute treatment of migraine pain and inflammation. In June 2003, POZEN Inc. (now Aralez Pharmaceuticals, Inc. (Aralez)), licensed the U.S.-only rights to Treximet to GSK.  GSK was responsible for all commercialization activities in the U.S. The product was approved by the FDA in April 2008. In November 2011, Aralez sold most of the future royalty and milestone payments covering Treximet sales in the U.S. to CPPIB Credit Investments Inc. ("CPPIB"). Treximet was covered by three patents in the U.S. which expired August 14, 2017. In addition, the Company received pediatric exclusivity which provided an additional six months of market exclusivity in the U.S.

In connection with the transaction, GSK assigned to PIL the Product Development and Commercialization Agreement, (the PDC Agreement) between GSK and Aralez. In connection with the assignment of the PDC Agreement, PIL paid $3.0 million to CPPIB (which owns the rights to the royalty payments under the PDC Agreement), and the Company granted Aralez a warrant (the Warrant) to purchase 50,000 shares of the Company's common stock at an exercise price of $42.80 per share (the closing price of the Company's common stock on May 13, 2014 as reported on Nasdaq). The Warrant was exercisable from the closing date (August 20, 2014) of the PDC Agreement until February 28, 2018. The Company will continue to pay a royalty to Aralez under the PDC Agreement, equal to 18% of Treximet net sales with quarterly minimum royalty amounts of $4.0 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.

Note 5. Accounts Receivable

Accounts receivable consist of the following (in thousands):

	December 31,
	2017	2016
Trade accounts receivable	$45,752	$50,532
Less allowance for prompt pay discounts	(846)	(1,038)
Less allowance for doubtful accounts	(15)	(500)
Total trade receivables, net	44,891	48,994

Receivables from third parties	118	1,200
Other miscellaneous receivables	308	535
Total accounts receivable, net	$45,317	$50,729

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

Note 6. Inventory

Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$727	$2,365
Work-in-process	238	-
Finished goods	5,889	7,393
Inventory, gross	6,854	9,758
Reserve for obsolescence	(1,458)	(1,983)
Inventory, net	$5,396	$7,775

Note 7. Property, Plant & Equipment

	December 31,
	2017	2016
Buildings and improvements	$31	$31
Equipment	495	622
Furniture and fixtures	701	701
Computer software and website	435	447
Total fixed assets	1,662	1,801
Less: accumulated depreciation	(910)	(698)
Total property and equipment	$752	$1,103

Depreciation expense amounted to approximately $370,000 and $704,000 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017 and December 31, 2016 the Company has classified $500,000 and $525,000, respectively, of land as held for sale, which is included in prepaid expenses and other current assets on the consolidated balance sheets. The carrying value reflects the estimated selling price based on market data, which is a Level 2 input. During the years ended December 31, 2017 and December 31, 2016, the Company recorded an impairment loss of $25,000 and $47,000, respectively, related to the write-down of land held for sale, as the book value of the property was in excess of its fair value less costs to sell. The Company is actively marketing the land held for sale as of December 31, 2017 and expects it to be sold within one year.

Note 8. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

Amount
Balance at December 31, 2015	$54,865
Measurement period adjustments - Zohydro ER	(499)
Goodwill impairment	(23,766)
Balance at December 31, 2016	30,600
Goodwill impairment	(18,500)
Balance at December 31, 2017	$12,100

The Company performs an impairment test of goodwill annually in the fourth quarter. In the fourth quarter of 2017, the Company early adopted ASU 2017-04. See Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements, for additional information.

The Company estimates the fair values of its reporting unit using a discounted cash flow model. The discounted cash flow model relies on assumptions regarding revenue growth rates, cost of goods sold, gross margin, projected working capital needs, selling, general and administrative expenses, research and development expenses, capital expenditures, income tax rates, discount rates and terminal growth rates. To estimate fair value, the Company discounts the expected cash flows of its reporting unit. The discount rate the Company uses represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return a market participant would expect to earn. To estimate cash flows beyond the final year of its model, the Company estimates a terminal value by applying an in-perpetuity growth assumption and discount factor to determine the reporting unit's terminal value.

The Company forecasted cash flows for its reporting unit and took into consideration economic conditions and trends, estimated future operating results, management's and a market participant's view of growth rates and product lives, and anticipated future economic conditions. Revenue growth rates inherent in these forecasts were based on input from internal and external market research that compare factors such as industry trends and product life-cycles.

The fair value of a reporting unit derived using the above methodology was compared with the carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.

During the Company's annual impairment test, carrying value of the reporting unit exceeded its fair value by $18.5 million for the year ended December 31, 2017 and accordingly an impairment charge of $18.5 million was recorded. The decline in the estimated fair value of the reporting unit resulted from management's review of its then-current forecast. As a result of this review, management lowered its forecast for Zohydro ER. The lower projected operating results reflected changes in assumptions related to revenue, market trends, cost structure, and other expectations about the anticipated short- term and long-term operating results of the business.

During the year ended December 31, 2016, $23.8 million impairment charge for goodwill was recorded. The decline in the estimated fair value of the reporting unit resulted from management's review of its then-current forecast. As a result of this review, management lowered its forecast for Zohydro ER. Additionally, forecast for Treximet was lowered resulting from anticipated patent expiration. The lower projected operating results reflected changes in assumptions related to revenue, market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results of the business.

Intangible assets consist of the following (dollars in thousands):

		As of December 31, 2017
	Weighted Average	Gross Carrying		Accumulated	Net Carrying
	Life Remaining	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
In-process research and development	Indefinite	$11,000	$-	$-	$11,000
Total unamortized intangible assets		11,000	-	-	11,000

Amortized intangible assets:
Product licenses	5.4 years	2,846	-	(1,623)	1,223
Supplier contracts	3.3 years	583	-	(194)	389
Acquired developed technologies	13.7 years	364,686	-	(280,692)	83,994
Total amortized intangible assets		368,115	-	(282,509)	85,606

Total intangible assets		$379,115	$-	$(282,509)	$96,606

		As of December 31, 2016
	Weighted Average	Gross Carrying		Accumulated	Net Carrying
	Life Remaining	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
In-process research and development	Indefinite	$26,500	$(15,500)	$-	$11,000
Total unamortized intangible assets		26,500	(15,500)	-	11,000

Amortized intangible assets:
Brand	0.0 years	3,887	(891)	(2,996)	-
Product licenses	5.9 years	2,846	-	(1,232)	1,614
Supplier contracts	4.3 years	583	-	(78)	505
Acquired developed technologies	8.9 years	379,737	(15,052)	(208,233)	156,452
Total amortized intangible assets		387,053	(15,943)	(212,539)	158,571

Total intangible assets		$413,553	$(31,443)	$(212,539)	$169,571

As of December 31, 2017, the weighted average life for the Company's definite-lived intangible assets in total was approximately 12 years.

In connection with the acquisition of the Zohydro ER acquisition, the Company recorded, at fair value, intangible assets consisting of intellectual property valued at $98.8 million and IPR&D intangibles valued at $4.2 million.  Intellectual property will be amortized on a straight-line basis over 18.3 years. During the year ended December 31, 2016, the Company abandoned the IPR&D intangibles and impaired the $4.2 million.

During 2016, the Company determined that the carrying value of certain of its intangible assets were not recoverable based upon the existence of one or more of the indicators of impairment. The Company measured these impairments based on a probability weighted projected discounted cash flow method using a discount rate determined to be commensurate with the risk inherent in the Company's current business model and therefore, recorded impairment charges of approximately $15.5 million against IPR&D (including the $4.2 million related to Zohydro), $891,000 against brands, and $15.1 million against acquired developed technologies. The Company determined that there was no impairment of its intangible assets in 2017.

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows (in thousands):
Amount
2018	$13,936
2019	5,507
2020	5,420
2021	5,325
2022	5,286
Thereafter	50,132
Total	$85,606

Amortization expense was $73.0 million for the year ended December 31, 2017, of which, $119,000, is included in the cost of product sales. Amortization expense was $85.5 million for the year ended December 31, 2016 of which, $77,000 is included in the cost of product sales.

Note 9. Accrued Allowances

Accrued allowances consist of the following (in thousands):

	December 31,
	2017	2016
Accrued returns allowance	$21,681	$18,314
Accrued managed care rebates	17,221	21,374
Accrued price adjustments	10,766	13,860
Accrued government program rebates	6,641	7,413
Total	$56,309	$60,961

Note 10. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Due to third parties (revenue sharing arrangements)	$5,812	$5,402
Other accrued expenses	1,097	3,309
Total	$6,909	$8,711

Note 11. Other Liabilities

Other liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Settlement obligations (see Note 18)	$4,335	$7,783
Deferred revenue	252	283
Other	582	1,658
Total contracts payable and other obligations	5,169	9,724
Less current portion	(2,648)	(5,224)
Other liabilities - long-term	$2,521	$4,500

Note 12. Debt and Lines of Credit

Debt consists of the following, net of discounts and deferred financing costs (in thousands):

	December 31,
	2017	2016
4.25% Convertible Notes	$65,732	$104,071
Exchangeable Notes	8,275	-
Delayed Draw Term Loan	27,897	-
Treximet Secured Notes	167,551	183,353
Wells Fargo Credit Facility	-	14,000
ABL Credit Agreement	14,185	-
Total outstanding debt	283,640	301,424
Less current portion	3,664	11,103
Long term debt outstanding	$279,976	$290,321

The following table represents, by year, the future maturity schedule of the outstanding debt and line of credit as of December 31, 2017 (in thousands):

Amount
2018	$5,373
2019	-
2020	166,697
2021	78,225
2022	79,928
Thereafter	-
Total maturities	330,223
Less:
Note discount	(35,423)
Deferred financing costs	(11,160)
Total outstanding debt	$283,640

Interest expense amounted to $37.0 million and $37.9 million for the years ended December 31, 2017 and 2016, respectively.

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

The Company is required to separate the conversion option in the 4.25% Convertible Notes under Accounting Standards Codification (ASC) 815, Derivatives and Hedging. During April 2015, the Company recorded the bifurcated conversion option valued at $28.5 million as a derivative liability, which created a discount on the debt. The derivative liability is marked to market through the other income (expense) section on the consolidated statements of operations for each reporting period, while the discount created on the 4.25% Convertible Notes is accreted as interest expense over the life of the debt. The derivative liability is valued at $93,000 and $230,000 as of December 31, 2017 and 2016, respectively. If the Company obtains shareholder approval to remove the contractual limit on the number of shares that may be delivered to settle the conversion of the 4.25% Convertible Notes, the conversion feature may meet an exception from derivative accounting and no longer require separate accounting as a bifurcated derivative. As the conversion feature is accounted for as a bifurcated derivative liability, the Company was not required to consider whether the cash conversion or beneficial conversion guidance contained in ASC 470-20, Debt with Conversion and Other Options, is applicable to the 4.25% Convertible Notes.

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

Interest expense was $7.9 million and $9.1 million for the years ended December 31, 2017 and 2016, respectively, related to the 4.25% Convertible Notes. Change in fair value of derivative liability was income of $47,000 and $8.9 million for the years ended December 31, 2017 and 2016, respectively. Accrued interest on the 4.25% Convertible Notes was approximately $831,000 and $1.4 million for the years ended December 31, 2017 and 2016, respectively. The Company initially recorded debt issuance costs of $5.0 million, which were being amortized using the effective interest method. As a result of the debt restructure in July 2017, $1.4 million of these debt issuance costs were extinguished and the remaining amortizable debt issuance costs as of July 21, 2017 were reduced to $2.2 million and are being amortized using the effective interest method. As of December 31, 2017, $538,000 and $1.4 million are recorded on the consolidated balance sheet in Prepaid expenses and other current assets and Convertible Notes - long-term, respectively. As of December 31, 2016, $705,000 and $3.3 million are recorded on the consolidated balance sheet in Prepaid expenses and other current assets and Convertible Notes - long-term, respectively. As of December 31, 2017 and 2016, the Company had outstanding borrowings of $78.2 million and $130.0 million, respectively, related to the 4.25% Convertible Notes.

The Company recorded $14.7 million as gain from exchange of debt for the year ended December 31, 2017 (See table below).

4.25% Convertible Notes:
Principal	$51,775
Deferred financing costs	(1,452)
Debt discount	(8,146)
Derivative liability	90
Exchangeable Notes:
Principal	(36,243)
Debt discount	25,091
Fair value of conversion option	(12,690)
Issuance of 1.1 million shares	(3,775)
Net Gain on Extinguishment	$14,650

Exchangeable Notes

On July 20, 2017, the Company entered into an exchange agreement (the Exchange Agreement) with certain holders of its 4.25% Convertible Notes pursuant to which $51.8 million of aggregate principal amount of its 4.25% Convertible Notes held by such holders were exchanged for (i) $36.2 million aggregate principal amount of 4.25%/5.25% Exchangeable Senior Notes due 2022 (the Exchangeable Notes), issued by PIP DAC (formerly Pernix Ireland Pain Limited, or PIPL), a wholly-owned subsidiary of the Company, pursuant to an Indenture, dated July 21, 2017 (the New Notes Indenture), among PIP DAC, the guarantors party thereto (the Guarantors), and Wilmington Trust, National Association, as Trustee and (ii) 1,100,498 shares of the Company's common stock.

The Exchangeable Notes issued under the New Notes Indenture are guaranteed by the Company and each other subsidiary thereof. The Exchangeable Notes are senior, unsecured obligations of PIP DAC. Interest on the Exchangeable Notes will be paid in cash or a combination of cash and in-kind interest at PIP DAC's election. Interest paid in cash (the "All Cash Method") will accrue at a rate of 4.25% per annum, while interest paid in a combination of cash and in-kind will accrue at a rate of 5.25% per annum, with 2.25% per annum (plus additional interest, if any) capitalized to the principal amount of the Exchangeable Notes, and the balance paid in cash. The maturity date of the Exchangeable Notes Indenture is July 15, 2022.

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

No "sinking fund" will be provided for the Exchangeable Notes, which means that PIP DAC will not be required to periodically redeem or retire the Exchangeable Notes. If PIP DAC or the Company undergoes a Fundamental Change (as defined below), subject to certain conditions, holders of the Exchangeable Notes may require PIP DAC to repurchase for cash all or part of their Exchangeable Notes. The fundamental change repurchase price will be equal to 100% of the principal amount (including any interest capitalized thereto) of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date, chosen by PIP DAC, that is not less than 20 business days or more than 35 business days following the date on which notice of the Fundamental Change was provided by PIP DAC.

Under the Exchangeable Notes Indenture, a "Fundamental Change" will be deemed to have occurred if, among other events, any of the following occurs: (i) any "group" or "person," within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), other than a permitted holder under the Exchangeable Notes Indenture, becomes the direct or indirect "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, of the Company's common stock representing more than 50% of the Company's voting power; (ii) the Company consummates any recapitalization, reclassification or change of the Company's common stock, subject to certain exceptions as contained in the Exchangeable Notes Indenture; (iii) the Company effects any share exchange, consolidation or merger pursuant to which the Company's common stock will be converted into cash, securities or other property or assets; (iv) the Company effects any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the Company's consolidated assets to a person or entity other than a permitted holder under the Exchangeable Notes Indenture; (v) the Company's stockholders approve a plan or proposal for the Company's liquidation or dissolution or the liquidation or dissolution of PIP DAC; and (vi) the Company's common stock ceases to be listed on The New York Stock Exchange, The Nasdaq Global Select Market or The Nasdaq Global Market (or any of their respective successors).

Holders of the Exchangeable Notes are entitled to receive, in certain circumstances, additional shares of the Company's common stock upon exchanges of Exchangeable Notes in connection with a Provisional Redemption or certain Fundamental Changes.

Subject to certain limited exceptions, the Exchangeable Notes contain covenants which prohibit or limit the ability of PIP DAC and the Guarantors to, among other things: (i) pay cash dividends or making distributions on the Company's capital stock or redeem or repurchase the Company's capital stock; (ii) create, assume or suffer to exist at any time any lien upon any of the Company's properties or assets; (iii) incur any debt other than debt permitted under the terms of the Exchangeable Notes Indenture; (iv) enter into transactions with affiliates other than on terms and conditions that, taken as a whole, would be obtained in an arm's-length transaction with non-affiliates; and (v) make any sale of the Company's assets and the assets of the Company's subsidiaries except in accordance with the terms of the Exchangeable Notes Indenture.

The Exchangeable Notes Indenture provides for customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving PIP DAC) occurs and is continuing, the Trustee by notice to PIP DAC, or the holders of at least 25% in principal amount of the then outstanding Exchangeable Notes by written notice to PIP DAC and the Trustee, may declare 100% of the accreted principal of and accrued and unpaid interest, if any, on all of the Exchangeable Notes to be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving PIP DAC, 100% of the principal of and accrued and unpaid interest, if any, on all of the Exchangeable Notes will become due and payable automatically, including a make-whole premium in an amount equal to the present value of the interest that would accrue on such Exchangeable Notes (assuming the All Cash Method) from, and including, such date of acceleration until the maturity date of the Exchangeable Notes, with such present value computed using a discount rate equal to the sum of (i) the yield to maturity of United States Treasury securities with remaining maturity equal to that of the Exchangeable Notes (as determined in a commercially reasonable manner by PIP DAC) on such date of acceleration and (ii) 50 basis points. Notwithstanding the foregoing, for up to 270 days after the occurrence of an event of default, PIP DAC may elect to have the sole remedy for an event of default relating to certain of PIP DAC's failures to comply with certain reporting covenants in the Exchangeable Notes Indenture consist exclusively of the right to receive additional interest on the Exchangeable Notes.

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

The outstanding borrowings of the Exchangeable Notes were paid down by $500,000 in November 2017 with a portion of the proceeds from the sale of non-core assets (see Note 4, Business Combinations/Divestitures and Other Acquisitions). Interest expense was $1.4 million and $0 for the years ended December 31, 2017 and 2016, respectively, related to the Exchangeable Notes. Accrued interest on the Exchangeable Notes was approximately $675,000 and $0 as of December 31, 2017 and 2016, respectively. The Company recorded debt issuance costs of $3.5 million, which are being amortized using the effective interest method. As of December 31, 2017, $300,000 and $3.1 million are recorded on the consolidated balance sheet in Prepaid expenses and other current assets and Exchangeable Notes - long-term, respectively. As of December 31, 2017 and December 31, 2016, the Company had outstanding borrowings of $35.7 million and $0, related to the Exchangeable Notes, respectively.

Term Facility:

PIP DAC entered into a term loan credit agreement (the Delayed Draw Term Loan or DDTL) with Cantor Fitzgerald Securities, as agent (the Term Agent) and the lenders party thereto to obtain the DDTL. $30.0 million under the DDTL was drawn on the date of closing of the Transactions, and the remaining $15.0 million will be available for subsequent draws for certain specified purposes, including to finance certain acquisitions, subject to conditions set forth in the Term Credit Agreement. The DDTL includes an incremental feature that allows PIP DAC, with the consent of the requisite lenders under the Term Facility, to obtain up to an additional $20.0 million in term loan commitments from new or existing lenders under the DDTL that agree to provide such commitments. Interest on the loans will accrue either in cash or a combination of cash and in kind interest, at PIP DAC's election. Cash interest will accrue at a rate of 7.50% per annum, while the combination of cash and in-kind interest will accrue at a rate of 8.50% per annum, with up to 4.00% per annum added to the principal amount of loans and the balance paid in cash. The DDTL contains representations and warranties, affirmative and negative covenants, and events of default applicable to PIP DAC and its subsidiaries (if any) that are customary for credit facilities of this type. The DDTL will mature on July 21, 2022.

PIP DAC also entered into a mortgage debenture with Cantor Fitzgerald Securities as agent, pursuant to which PIP DAC's obligations under the DDTL will be secured by substantially all of the assets of PIP DAC and its future-acquired subsidiaries.

Interest expense was $1.1 million and $0 for the years ended December 31, 2017 and 2016, respectively, related to the DDTL. Accrued interest on the DDTL was $484,000 and $0, for the years ended December 31, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $3.0 million, which are being amortized using the effective interest method. As of December 31, 2017, $649,000 and $2.1 million are recorded on the consolidated balance sheet in Prepaid expenses and other current assets and Delayed draw term loan - long-term, net, respectively. As of December 31, 2017 and 2016, the Company had outstanding borrowings of $30.0 million and $0, respectively, related to the DDTL.

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

The Treximet Secured Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year (each, a Payment Date), beginning on February 1, 2015. On each Payment Date, commencing August 1, 2015, the Company began paying installments of principal of the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date). At each month-end beginning with January 2015, the net sales of Treximet will be calculated, the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment must be paid at that time. The remaining balance outstanding on the Treximet Secured Notes will be due on the maturity date, which is August 1, 2020. As of December 31, 2017 and 2016, the Company had current outstanding borrowings of $5.4 million and $12.8 million, respectively, of the Treximet Secured Notes and $166.7 million and $176.8 million as non-current outstanding borrowings, respectively.

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

The Company may redeem the Treximet Secured Notes at its option, in whole at any time or in part from time to time, on any business day, on not less than 30 days nor more than 60 days prior notice provided to each holder's registered address. If such redemption was prior to August 1, 2015, the redemption price would have been equal to the greater of (i) the principal amount of the Treximet Secured Notes being redeemed and (ii) the present value, discounted at the applicable treasury rate of the principal amount of the Treximet Secured Notes being redeemed plus 1.00%, of such principal payment amounts and interest at the rate per annum shown above on the outstanding principal balance of the Treximet Secured Notes being redeemed assuming the principal balances were amortized at the times and in the assumed amounts set forth on Schedule A to the August 2014 Indenture. If such redemption occurred on or after August 1, 2015 and prior to August 1, 2016, the redemption price would have been equal to 106% of the outstanding principal amount of Treximet Secured Notes being redeemed plus accrued and unpaid interest thereon, or occurs (i) on or after August 1, 2016 and prior to August 1, 2017, the redemption price would have been equal to 103% of the outstanding principal amount of the Treximet Secured Notes being redeemed plus accrued and unpaid interest thereon and (ii) on or after August 1, 2017, the redemption price will equal 100% of the outstanding principal amount of the Treximet Secured Notes being redeemed plus accrued and unpaid interest thereon.

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

Interest expense related to the Treximet Secured Notes was $21.1 million and $23.3 million for the years ending December 31, 2017 and 2016, respectively. Accrued interest on the Treximet Secured Notes was approximately $8.6 million and $9.5 million as of December 31, 2017 and 2016, respectively. The Company recorded debt issuance costs of $7.8 million, which are being amortized using the effective interest method. As of December 31, 2017, $1.3 million and $2.1 million are recorded on the consolidated balance sheet in Treximet Secured Notes - current and Treximet Secured Notes - long- term, respectively. As of December 31, 2016, $1.3 million and $3.4 million are recorded on the consolidated balance sheet in Treximet Secured Notes - current and Treximet Secured Notes - long-term, respectively.

On April 13, 2015, the Company furnished to the holders of the Treximet Secured Notes a Consent Solicitation Statement (the Consent Solicitation). The Consent Solicitation sought the consent of the holders of a majority of the principal amount of the Treximet Secured Notes to amend the August 2014 Indenture, that governs the Treximet Secured Notes to allow the Company to, among other things, incur up to $42.2 million of additional debt (the Indenture Amendments) in exchange for a consent fee in cash equal to 1% of the principal amount of consenting Treximet Secured Notes (the Consent Fees). Through April 28, 2015, the Company received consent to the Indenture Amendments from holders representing approximately 98% of the principal amount of the Notes, and subsequently paid the holders approximately $2.2 million during the year ended December 31, 2015. The remaining unamortized cost of inducement of $403,000 and $672,000 is recorded Treximet Secured Notes - current and Treximet Secured Notes - long term on the consolidated balance sheet at December 31, 2017, respectively and $403,000 and $1.1 million is recorded in Treximet Secured Notes - current and Treximet Secured Notes - long term on the consolidated balance sheet at December 31, 2016, respectively and are being amortized using the straight-line method, which approximates the effective interest method.

Third Supplemental Indenture

On December 29, 2017, "the Company and U.S. Bank National Association, as trustee, entered into a third supplemental indenture (the Third Supplemental Indenture) to that certain indenture dated as of August 19, 2014, as amended and supplemented from time to time (the "Senior Secured Notes Indenture") with the consent of the holders of a majority in aggregate principal amount of its outstanding 12.0% Senior Secured Notes due 2020 issued under the Senior Secured Notes Indenture. The Third Supplemental Indenture amends the Senior Secured Notes Indenture to clarify the definition of "Net Sales", as such term is defined in the Senior Secured Notes Indenture and resulted in the deferral of $3.2 million of principal payments until maturity of the notes.

Credit Facility:

Cantor Fitzgerald

On July 21, 2017, Pernix and certain subsidiaries of Pernix as borrowers and guarantors (the "ABL Borrowers") and PIP DAC, PIL Pernix Holdco 1, LLC, Pernix Holdco 2, LLC and Pernix Holdco 3, LLC as additional guarantors (the ABL Guarantors), entered into an asset-based revolving credit agreement (the ABL Credit Agreement) with Cantor Fitzgerald Securities, as agent (the ABL Agent) and the lenders party thereto to obtain the ABL Credit Agreement.

The ABL Borrowers' obligations under the ABL Credit Agreement are guaranteed by the ABL Borrowers and the ABL Guarantors are secured by, among other things, the ABL Borrowers' cash, inventory and accounts, in each case pursuant to a guaranty and security agreement between the ABL Borrowers, ABL Guarantors and Cantor Fitzgerald Securities as agent. Availability of borrowings under the ABL Credit Agreement from time to time will be subject to a borrowing base calculation based upon a valuation of the ABL Borrowers' eligible inventories and eligible accounts receivable, each multiplied by an applicable advance rate, subject to adjustments in accordance with the ABL Credit Agreement. Borrowings under the ABL Credit Agreement will bear interest at the rate of LIBOR plus 7.50%. In addition, the ABL Borrowers will be required to pay a commitment fee on the undrawn commitments under the ABL Credit Agreement from time to time at a rate per annum of 0.25% on the unused commitments under the ABL Credit Agreement, payable monthly. The ABL Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default applicable to the Company, the other ABL Borrowers, the ABL Guarantors and their respective subsidiaries that are customary for credit facilities of this type. The ABL Credit Agreement will mature on July 21, 2022. As of December 31, 2017 the effective interest rate on this facility was 13.6% and the Company has borrowing availability of $24.8 million under its $40.0 million ABL Credit Agreement.

Interest expense was $597,000 and $0 for the years ended December 31, 2017 and 2016, respectively, related to the ABL Credit Agreement. Accrued interest on the ABL Credit Agreement was approximately $19,000 and $0 as of December 31, 2017 and December 31, 2016, respectively. The Company recorded debt issuance costs of $2.9 million, which are being amortized using the effective interest method. As of December 31, 2017, $581,000 and $2.1 million are recorded on the consolidated balance sheet in Prepaid expenses and other current assets and Other assets, respectively. As of December 31, 2017 and 2016, the Company had outstanding borrowings of $14.2 million and $0, respectively, related to the ABL Credit Agreement.

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

The Company's obligations under the Wells Fargo Credit Facility were secured by, among other things, the Company's and certain subsidiaries' inventory and accounts receivable, and were guaranteed by certain of the Company's subsidiaries. As of December 31, 2017 and 2016, $0 and $14.0 million was outstanding under the Wells Fargo Credit Facility, respectively. The $14.0 million outstanding at December 31, 2016 was classified as Credit facilities - long-term on the consolidated balance sheet. The Wells Fargo Credit Facility contained representations and warranties, affirmative, restrictive and financial covenants, and events of default (applicable to the Company and certain of its subsidiaries) which were customary for a credit facility of this type

On April 18, 2017, the Borrowers entered into the Amendment with Wells Fargo and the lenders party thereto. The Amendment amends the Credit Agreement governing the Wells Fargo Credit Facility.

Pursuant to the Amendment, the Base Rate Margin (as defined in the Credit Agreement) was increased from 1.00% to 3.00% and the LIBOR Rate Margin (as defined in the Credit Agreement) was increased from 2.00% to 4.00%, in each case effective as of the date of the Amendment. The Company has previously disclosed that it was reviewing its strategic alternatives, including the potential sale of all or a portion of the Company. Consistent with this prior disclosure, the Borrowers agreed to market their businesses and assets for sale. Further, as the Company intended to transition to another financing source on or before July 31, 2017, it also agreed that a failure to repay all borrowings under the Credit Agreement on or before July 31, 2017 would constitute an event of default under the Credit Agreement. Furthermore, the Amendment reduced the lenders' commitment to $14.2 million, the amount outstanding under the facility on the date of the Amendment (inclusive of a portion of the fee described below), and eliminated the ability to request letters of credit thereunder.

The Amendment also amended certain of the covenants with which the Borrowers must comply under the Credit Agreement. The Amendment replaced the financial covenant in the Credit Agreement with (i) the requirement to maintain a cash balance of at least $8.0 million, tested weekly, and (ii) the requirement that the Borrowing Base (as defined in the Credit Agreement), less the principal amount of all loans outstanding, be greater than $15.0 million from and after the date that is 30 days after the effective date of the Amendment. The Amendment also provides Wells Fargo, as Administrative Agent, with certain additional information rights and appraisal rights. In addition, Wells Fargo agreed to not impose certain reserves upon the Borrowing Base in connection with the previously disclosed arbitral award made to GSK. The Borrowers paid to Wells Fargo a fee of $140,000 in connection with the execution of the Amendment.

Interest expense related to the Wells Fargo Credit Facility was $378,000 and $346,000 for the years ended December 31, 2017 and 2016, respectively. Accrued interest on the Wells Fargo Credit Facility was approximately $0 and $37,000 as of December 31, 2017 and 2016, respectively. The Company recorded debt issuance costs of $270,000 as a result of the original agreement and an additional $220,000 as a result of the Amendment, both of which were amortized using the effective interest method. As of December 31, 2017, $0 is recorded on the consolidated balance sheet. As of December 31, 2016, $90,000 and $60,000 are recorded on the consolidated balance sheet in Prepaid expenses and other current assets and Other assets, respectively. Due to the Amendment discussed above, the Company accelerated the amortization of the remaining debt issuance costs in the quarter ended June 30, 2017.

Note 13. Stockholders' Equity

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

In April 2015, the Company issued 168,207 shares of common stock for approximately $11.9 million in connection with the acquisition of Zohydro ER.

In April 2015, the Company issued 233,813 shares of Common stock for approximately $19.5 million for the inducement, which was recorded as an expense in the year ended December 31, 2015, and 1,805,556 shares for $60.2 million, net of deferred financing costs and accrued interest forfeited of $4.8 million in connection with the conversion of the outstanding 8.00% Convertible Notes.

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

During the year ended December 31, 2017, the Company sold 680,926 shares of common stock under the Sales Agreement at an average price of approximately $3.05 per share for gross proceeds of $2.1 million and net proceeds of $2.0 million, after deducting Cantor's commission. As of December 31, 2017, approximately $77.5 million of common stock remained available to be sold under this facility, subject to certain limitations to the extent the Company continues to have a public float of less than $75 million.

During the year ended December 31, 2016, the Company sold 3,859,903 shares of common stock under the Sales Agreement at an average price of approximately $5.28 per share for gross proceeds of $20.4 million and net proceeds of $19.7 million, after deducting Cantor's commission.

Warrants Issued in Acquisition of Somaxon

In connection with the acquisition of Somaxon in March 2013, the Company assumed approximately 46,900 outstanding warrants in the acquisition of Somaxon.  These warrants have exercise prices ranging from $77.03 to $907.21 and expiration dates ranging from July 2016 through December 2021. As of December 31, 2017, the Company has 32,992 outstanding warrants in connection with these warrants.

Treasury Shares

The Company reclassified the $5.6 million of outstanding treasury stock from Treasury stock to Common stock and Additional paid-in capital at December 31, 2016 and the 278,239 shares were permanently retired.

Note 14. Concentrations

The Company's customers consist of drug wholesalers, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells products directly to drug wholesalers, which in turn, distribute the products to retail drug stores, mass merchandisers and grocery store pharmacies. The following tables list the Company's customers that individually comprise greater than 10% of total gross product sales (before gross to net deductions) and their aggregate percentage of the Company's total gross product sales for the years ended December 31, 2017 and 2016, and the customers that comprise more than 10% of total accounts receivable and such customers' aggregate percentage of the Company's total accounts receivable as of December 31, 2017 and 2016:

Gross Product Sales	2017	2016

McKesson Corporation	34%	36%
AmerisourceBergen Drug Corporation	30%	31%
Cardinal Health, Inc.	24%	26%
Total	88%	93%

Accounts Receivable	2017	2016

Cardinal Health, Inc.	31%	28%
McKesson Corporation	29%	36%
AmerisourceBergen Drug Corporation	27%	28%
Total	87%	92%

Note 15. Other Revenue Sharing Arrangements

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

Co-promotion Agreements

The Company may enter into co-promotion agreements whereby it obtains rights to market other parties' products in return for certain commissions or percentages of revenue on the sales Pernix generates. Alternatively, Pernix may enter into co-promotion agreements with respect to its products whereby it grants another party certain rights to market or otherwise promote one or more of its products. Co-promotion revenue is included in net revenues. Expense from co-promotion agreements is included in cost of products sold.  For the years ended December 31, 2017 and 2016, the Company recognized approximately $22.2 million and $18.2 million, respectively, in expense included in cost of goods sold from payments pursuant to co-promotion and other revenue sharing arrangements.  Co-promotion, royalty and other revenues were $321,000 and $466,000 for the years ended December 31, 2017 and 2016, respectively.

In connection with the acquisition of Treximet, the Company is responsible for the payment of royalties to Aralez of 18% of net sales or lower under certain circumstances, with quarterly minimum royalty amounts of $4.0 million for the calendar quarters commencing on January 1, 2015 and ending on March 31, 2018.

In connection with the acquisition of Zohydro, the Company is responsible for the payment of royalties to Recro of 6% of net sales.

Note 16. Stock Benefit Plans and Stock-Based Compensation Plans

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering all of the Company's full-time employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation up to the maximum percent allowable, not to exceed the limits of the code section 401(k), 403(b), 404 and 415, of eligible compensation or the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. During the years ended December 31, 2017 and 2016, the Company matched 100% of employee contributions up to 3% of employee pre-tax contributions and 50% of employee contributions over 3% up to 5% of employee pre-tax contributions. The 401(k) Plan currently meets the minimum requirements of a Safe Harbor 401(k) plan. Effective January 1, 2016, all eligible employees are automatically enrolled in the plan, unless the employee elects to not participate in the plan. Employees are 100 percent vested in employee and employer contributions once they are eligible to participate. Contribution expense was approximately $1.1 million and $950,000 for the years ended December 31, 2017 and 2016, respectively.

In November 2017, the Company's shareholders approved the 2017 Omnibus Incentive Plan (the 2017 Plan). Subject to the adjustments described below, the maximum number of shares of the Company's common stock that will be available for issuance under the 2017 Omnibus Incentive Plan will be equal to the sum of (i) one million (1,000,000) shares of the Company's common stock plus (ii) the number of shares of our common stock available for future awards under the 2015 Omnibus Incentive Plan and the 2009 Stock Incentive Plan as of November 15, 2017, plus (iii) the number of shares of the Company's common stock related to awards outstanding under such plans as of November 15, 2017 that terminate after such date by expiration or forfeiture, cancellation, or otherwise without the issuance of such shares of the Company's common stock. Any or all shares of our common stock available for issuance under the 2017 Omnibus Incentive Plan will be available for issuance pursuant to incentive stock options. The following type of awards may be made under the 2017 Omnibus Incentive Plan, subject to the limitations set forth in the plan: stock options, which may be either incentive stock options or non- qualified stock options; restricted stock; restricted stock units and deferred stock units; performance shares or other performance-based awards; dividend equivalent rights; stock appreciation rights (SARs); other equity-based awards, including unrestricted stock; and cash awards. Following stockholder approval of the 2017 Omnibus Incentive Plan on November 15, 2017, no additional awards will be made under the existing equity incentive plans.

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

The Company's 2009 Stock Incentive Plan (the 2009 Plan) was approved concurrent with its merger with Golf Trust of America (GTA), Inc. on March 9, 2010 and subsequently amended. The maximum number of shares that can be offered under this plan, as amended, is 775,000. Incentives may be granted under the 2009 Plan to eligible participants in the form of (a) incentive stock options, (b) non-qualified stock options, (c) restricted stock, (d) restricted stock units, (e) stock appreciation rights and (f) other stock-based awards. Incentive grants under the 2009 Plan generally vest based on four years of continuous service and have 10-year contractual terms. All plans prior to the 2009 Plan, with the exception of the Company's 2007 Stock Option Plan (the 2007 Plan), which was approved by the Company's shareholders and permits the grant of share options and shares to its employees for up to 70,000 shares of common stock, have been terminated. As of December 31, 2017, the 2007 Plan has 2,700 options outstanding.

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

The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing model were as follows:

	Year ended December 31,
	2017	2016
Weighted average expected stock price volatility	87.2%	77.9%
Estimated dividend yield	-%	-%
Risk-free interest rate	2.1%	1.4%
Expected life of option (in years)	6.2	6.1
Weighted average grant date fair value per option	$2.17	$7.63

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

Stock-based compensation expense was $2.5 million and $2.7 million for the years ended December 31, 2017 and 2016, respectively. Stock-based compensation expense for the periods presented is included within the selling, general and administrative expense in the consolidated statements of operations.

Stock Options

As of December 31, 2017, approximately 1,042,000 options are outstanding that have been issued to current officers and employees under the 2007 Plan, the 2009 Plan, the 2015 Plan and the 2017 Plan. As of December 31, 2017, there was approximately $2.3 million of total unrecognized compensation cost related to non-vested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 1.9 years.

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

The Company utilized a Monte Carlo simulation to determine the grant date fair value of the awards. Compensation expense is recognized over the performance period of each tranche in accordance with ASC 718, Compensation - Stock Compensation. For the years ended December 31, 2017 and 2016, the Company recorded $0 and $35,000, respectively, of share-based compensation expense related to these options.

The following table shows the stock option activity, described above, during the year ended December 31, 2017 (share and intrinsic values in thousands):

			Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Shares	Price	(years)	Value
Options Outstanding at December 31, 2016	650	$25.85	9.0	$-
Granted	502	2.92
Exercised	-	-		-
Cancelled	(110)	35.21
Expired	-	-
Options outstanding at December 31, 2017	1,042	$13.80	8.8	$3,178
Options vested and expected to vest as of December 31, 2017	725	$18.07	8.5	$1,759
Options vested and exercisable as of December 31, 2017	315	$25.30	8.0	$-

The total intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $0 and $0, respectively.

Options issued subsequent to January 2014 have a graded vesting schedule over either three or four years.  The Company's stock option grants expire ten years from the date of grant.

Restricted Stock Units

The following table shows the Company's non-vested restricted stock units activity during the year ended December 31, 2017 (share and intrinsic values in thousands):

		Weighted Average	Aggregate
		Grant Date Fair	Intrinsic
	Shares	Value	Value
Non-vested restricted stock outstanding at December 31, 2016	197	$3.36
Granted	60	2.82
Vested	(116)	3.33	$327
Forfeited	(6)	2.78
Non-vested restricted stock outstanding at December 31, 2017	135	$3.17

The total intrinsic value of restricted stock vested during the years ended December 31, 2017 and 2016 was $327,000 and $63,000, respectively.

Restricted stock issued subsequent to January 2014 have a graded vesting schedule over either three or four years.

As of December 31, 2017, there was approximately $169,000 of total unrecognized compensation cost related to non-vested restricted stock issued to employees and directors of the Company.

Employee Stock Purchase Plan

Effective July 22, 2010, the Company adopted the 2010 Employee Stock Purchase Plan to provide substantially all employees an opportunity to purchase shares of its common stock through payroll deduction, up to 10% of eligible compensation with a $25,000 maximum annual deferral. Semi-annually (on May 1 and November 1), participant account balances will be used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares at the beginning or end of such six-month period. The Employee Stock Purchase Plan expires on July 22, 2020. A total of 100,000 shares are available for purchase under this plan of which 61,698 have been issued. Compensation expense related to the Employee Stock Purchase Plan was $0 and $29,000 for the years ended December 31, 2017 and 2016, respectively. Effective December 31, 2016, the Company's board of directors suspended the Employee Stock Purchase Plan and directed the Company to return all funds in each participant's deposit account to such participant.

Note 17. Income Taxes

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (H.R. 1) (the "Act").  The Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%. The rate reduction takes effect on January 1, 2018. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of US federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). The Company does not expect any impact on recorded deferred tax balances, other than the reclassification of an alternative minimum tax credit of $0.2 million as a recoverable asset (due to changes under the Act), as the remeasurement of net deferred tax assets will be fully offset by a change in valuation allowance having no impact on the Company's financial position or results of operations.

The Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits ("E&P") through the year ended December 31, 2017, with those earnings taxed at rates of 15.5% for earnings reflected by cash and cash equivalent items and 8% for other assets. Pernix has two wholly owned subsidiaries in Ireland operating under the names Pernix Ireland Limited and Pernix Ireland Pain Designated Activity Company. The Company's Irish subsidiaries have accumulated deficits in earnings and profits and thus the Company is not expecting a tax cost resulting from the deemed repatriation provisions.

The Act creates a new requirement that certain income (i.e., Global intangible low taxed income "GILTI") earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the Tax Act or make an accounting policy election for the ASC 740 treatment of the GILTI tax. Therefore, the Company has not recorded any amounts related to potential GILTI tax in its financial statements and has not yet made a policy decision regarding whether to record deferred taxes on GILTI.

During the year ended December 31, 2015, the Company established a valuation allowance against its deferred tax assets. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. This evidence includes, but is not limited to, assessing changing business model(s) and market conditions, current and prior earnings history, expected future earnings, carry-back and carry-forward periods, and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, the Company concluded that as of the year ended December 31, 2017 there was not sufficient positive evidence to outweigh the objective negative evidence of recent financial reporting losses and expected future losses resulting from its new business model.

The components of the provision (benefit) for income taxes are as follows for the years ending December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Current:
Federal	$113	$455
State	498	356
Foreign	-	(172)
Total current provision	611	639

Deferred Provision:
Federal	(238)	(189)
State	-	(11)
Foreign	-	-
Total deferred provision (benefit)	(238)	(200)
Total	$373	$439

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The sources of the temporary differences and their effect on deferred taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Accruals and other reserves	$19,752	$36,064
Intangibles	17,718	4,414
Inventory	504	1,157
Stock awards	3,570	4,531
Net operating loss carryovers	25,030	34,582
Gross deferred tax assets	66,574	80,748
Valuation allowance	(66,560)	(80,725)
Net deferred tax asset	14	23

Deferred tax liabilities:
Fixed Assets	(14)	(23)
Intangibles	-	-
Gross deferred tax liability	(14)	(23)
Net deferred tax asset/(liability)	-	-

Included in consolidated balance sheet:
Deferred income tax assets/(liabilities) - current	-	-
Deferred income tax assets/(liabilities) - long-term	-	-
Net deferred tax asset/(liability)	$-	$-

The Company has federal net operating loss carryforwards (NOL's) of approximately $61.0 million at December 31, 2017 ranging in expiration from 2032 to 2037. Of this amount, the utilization of approximately $30.0 million will be subject to annual limitation due to the change in ownership provisions of IRC Section 382 ("382 regulations").

Somaxon has NOL's of approximately $250.2 million at December 31, 2017 ranging in expiration from 2032 to 2037. However, due to the 382 regulations, $22.4 million of those NOL are expected to be available for utilization, but subject to an annual limitation.

GTA has federal NOL's of approximately $85.3 million at December 31, 2017 ranging in expiration from 2032 to 2037. However, due to the 382 regulations, approximately $0.5 million of those NOL's are expected to be available for utilization.

Somaxon has federal research and development credit carryovers of approximately $4.5 million at December 31, 2017. However, due to the 382 regulations, approximately $0.3 million of those credits are expected to be available for utilization.

It should be noted that only those amounts that are available for utilization are included in the gross deferred tax assets (Somaxon and Pernix NOL's noted above).

The effective income tax rate from continuing operations is different from the federal statutory rate for the years ended December 31, 2017 and 2016 for the following reasons:

	Year Ended December 31,
	2017	2016
Expected taxes at statutory rates	35.0%	35.0%
State taxes, net of federal tax benefit	(0.4)%	(0.1)%
Foreign income tax rate differential	(24.1)%	(9.8)%
Amortization and impairment of goodwill	(4.9)%	(8.5)%
Mark to market adjustment	0.3%	4.2%
Deductible inducement payment	(1.0)%	3.2%
Change in valuation allowance	17.3%	(25.4)%
Debt Reorganization and Exchangeable notes	1.7%	-%
Revaluation of deferred tax balances	(24.5)	-%
Permanent differences and other	0.1%	1.1%
	(0.5)%	(0.3)%

Changes in tax laws or in their application or interpretation, such as to the transfer pricing between the Company's non-U.S. operations and the U.S., could increase the Company's effective tax rate and negatively affect the Company's results of operations.

The following summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2017	2016

Balance at beginning of year	$7,410	$7,410
Tax positions taken in prior periods	(2,514)	-
Tax positions taken in current year	5,347	-
Accrual of interest related to tax positions taken	-	-
Settlements	-	-
Foreign currency translation	-	-
Balance at end of year	$10,243	$7,410

As of December 31, 2017 and 2016, the total amount of gross unrecognized tax benefits was $10.2 million and $7.4 million respectively. None of these amounts would impact the effective tax rate as of December 31, 2017 and 2016, respectively, as the unrecognized tax benefits are associated with deferred tax assets subject to a full valuation allowance.

It is the Company's policy to classify accrued interest and penalties as part of the accrued unrecognized tax benefits liability and record the expense in the provision for income taxes. Due to the Company's net operating loss carryforward, interest and penalties related to unrecognized tax benefits have not been accrued to date. For unrecognized tax benefits that existed at December 31, 2017, the Company does not anticipate any significant changes within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. As of December 31, 2017, the Company's 2014 & 2015 Federal tax returns are under examination by the Internal Revenue Service. Other years subject to examination include 2016 and 2017.

Note 18. Commitments and Contingencies

Legal Proceedings

GlaxoSmithKline (GSK) Arbitration

The Company was involved in an arbitration proceeding with GSK. GSK claimed damages relating to an alleged breach by the Company of a covenant pertaining to a pre-existing customer agreement contained in the Asset Purchase and Sale Agreement (ASPA) relative to Treximet. The Company asserted counterclaims and defenses under the APSA and also asserted claims against GSK related to breaches of a supply agreement between the parties. The Company and GSK entered into the Interim Settlement Agreement under which the Company agreed to make payments to GSK and escrow additional funds. Additionally, the parties agreed to submit the matter to binding arbitration.

On January 31, 2017, the arbitration tribunal issued opinions in favor of GSK, awarding it damages and fees in the amount of approximately $35.0 million, plus interest (estimated to be approximately $2.0 to $5.0 million). The tribunal also denied the Company's claim that GSK breached its obligations under the supply agreement. After discussions with GSK, an agreement was reached on March 17, 2017, to amend the Interim Settlement Agreement (Amendment No. 1) whereby the Company agreed to establish a payment schedule for satisfaction of the current balance of the award. The Company had already paid to GSK an aggregate of $16.5 million, including $6.2 million from the escrow account, which was to be applied as an offset to the total award. Pursuant to the amendment, the Company agreed that the outstanding balance owing to GSK as of the date of the amendment was approximately $21.5 million and the Company further agreed to make quarterly installments in amounts totaling $1.0 million in 2017, $3.5 million in 2018 and approximately $17.0 million in 2019. The Company recorded the fair value of this settlement in the amount of approximately $18.5 million in our financial statements at December 31, 2016 and recorded $15.3 million as a reduction to net revenues, $1.0 million to selling, general and administrative expense and $2.2 million to interest expense in the year ended December 31, 2016.

On July 20, 2017, the Company and GSK entered into Amendment No. 2 to the Interim Settlement Agreement.  Amendment No. 2 superseded Amendment No. 1 and permitted payment by the Company to GSK of a reduced amount in full satisfaction of the remaining approximately $21.2 million unpaid portion of the award granted to GSK in the arbitration of certain matters previously disputed by the parties.  Pursuant to Amendment No. 2, the Company was obligated to make two fixed payments to GSK: (i) a payment of $3.45 million due on or before August 4, 2017 and (ii) a payment of $3.2 million due on or before December 31, 2017. Both of these payments were made as of December 31, 2017. Also pursuant to Amendment No. 2, the Company agreed that if on or before September 30, 2019, the Company (x) redeems or repurchases its 4.25% Convertible Notes for greater than 31.00 cents for every one dollar of principal amount outstanding or (y) exchanges such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31.00 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, the Company shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2.0 million.  GSK has agreed that for so long as the Company complies with the payment terms set forth in the Amendment No. 2, enforcement of the award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the award, and that the outstanding balance of the Award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms.  As of December 31, 2017, the Company has recorded $2.0 million as contingent consideration for the potential payment due by September 30, 2019 and is recorded in Arbitration Award on the Company's consolidated balance sheet as of December 31, 2017. Also, the Company recorded $10.5 million as Gain from legal settlement for the year ended December 31, 2017 pursuant to Amendment No. 2 in the consolidated statements of operations and comprehensive loss.

Recro Gainesville LLC v. Actavis Laboratories FL, Inc., District of Delaware Case Nos. 14-1118, 15-413, 15-1196, and 17-cv-01535; Recro Gainesville LLC v. Alvogen Malta Operations Ltd., District of Delaware Case No. 14-1364

Recro is the owner of U.S. Patent Nos. 6,228,398 ("the '398 Patent") and 6,902,742 ("the '742 Patent"), both of which expire on November 1, 2019, and U.S. Patent No. 9,132,096 ("the '096 Patent"), which expires on September 12, 2034. All three patents (collectively, "the Orange Book Patents") are listed in the Orange Book as covering Zohydro ER with BeadTek. Actavis and Alvogen each filed Abbreviated New Drug Applications ("ANDAs") with the FDA seeking approval of proposed generic versions of Zohydro ER with BeadTek in 10, 15, 20, 30, 40, and 50 mg dosage strengths. Those ANDAs and amendments thereto contained certifications asserting that the Orange Book Patents are invalid and not infringed. Pursuant to the Hatch-Waxman Act, Recro brought suit against Actavis on September 3, 2014 and May 21, 2015 for declaratory judgment of infringement of the '398 and '742 Patents, and on December 23, 2015 for declaratory judgment of infringement of the '096 Patent. In response, Actavis filed counterclaims seeking declaratory judgments of noninfringement and invalidity of all three Orange Book Patents. Pursuant to the Hatch-Waxman Act, Recro brought suit against Alvogen on November 3, 2014 for declaratory judgment of infringement of the '398 and '742 Patents. In response, Alvogen filed counterclaims seeking declaratory judgments of noninfringement and invalidity of those two patents. On September 13, 2016, Recro and Actavis jointly filed a stipulation of dismissal of all claims and counterclaims relating to the '398 Patent, and that stipulation was entered by the Court on September 14, 2016. On September 29, 2016, Recro and Alvogen jointly filed a stipulation of dismissal of all claims and counterclaims then-pending, and that stipulation was entered by the Court on September 30, 2016, ending the case between Recro and Alvogen. Recro and Actavis participated in a bench trial in the United States District Court for the District of Delaware regarding the '742 and '096 Patents, which was completed on October 7, 2016. During the trial, Actavis declined to pursue its invalidity counterclaims as to both the '742 and '096 Patents. The parties' post-trial submissions regarding the remaining issues of infringement were filed on November 7, 2016. The 30-month stay for Actavis expired on February 12, 2017 and on February 22, 2017, the United States District Court for the District of Delaware concluded that Actavis Laboratories FL, Inc.'s proposed generic versions of Zohydro ER with BeadTek infringe U.S. Patent Nos. 9,132,096 (which expires on September 12, 2034) and 6,902,742 (which expires on November 1, 2019). Further, the Court entered an order enjoining Actavis from engaging in the commercial manufacture, use, offer to sell, or sale in the United States, or importation into the United States of Actavis' ANDA product prior to expiration of these two patents. On March 22, 2017 Actavis filed an appeal, which was fully briefed as of September 13, 2017. Oral argument in the appeal has not yet been scheduled. On October 30, 2017, Recro brought suit against Actavis for infringement of U.S. Patent No. 9,713,611 ("the '611 Patent"), a continuation of the '096 Patent that issued on July 25, 2017 and was listed in the Orange Book as covering Zohydro ER with BeadTek. Pernix and Actavis entered into a settlement agreement on January 29, 2018 (discussed further in the litigation described immediately below). That settlement agreement resolved the pending disputes between Recro and Actavis.

Pernix Ireland Pain, Ltd. and Pernix Therapeutics, LLC v. Actavis Laboratories FL, Inc., District of Delaware Case No. 16-138; Pernix Ireland Pain, Ltd. and Pernix Therapeutics, LLC v. Alvogen Malta Operations, Ltd., District of Delaware Case No. 16-139

Pernix Ireland Pain, Ltd. is the owner of U.S. Patent No. 9,265,760 ("the '760 Patent"), which issued on February 23, 2016, U.S. Patent No. 9,326,982 ("the '982 Patent"), which issued on May 3, 2016, U.S. Patent No. 9,333,201 ("the '201 Patent"), which issued on May 10, 2016, and U.S. Patent No. 9,339,499 ("the '499 Patent"), which issued on May 17, 2016 (collectively, the "Pernix Zohydro ER Patents").  The Pernix Zohydro ER Patents are listed in the Orange Book as covering Zohydro ER.  Pernix Therapeutics, LLC is the exclusive licensee of the Pernix Zohydro ER Patents and is the sole distributor of Zohydro ER with BeadTek in the United States.  As discussed above, Actavis and Alvogen ("Defendants") each filed ANDAs with the FDA seeking approval of proposed generic versions of Zohydro ER with BeadTek in 10, 15, 20, 30, 40, and 50 mg dosage strengths, and litigation regarding those ANDAs is ongoing in the District of Delaware in Recro Gainesville LLC v. Actavis Laboratories FL, Inc., District of Delaware Case Nos. 14-1118, 15-413, 15-1196; and Recro Gainesville LLC v. Alvogen Malta Operations Ltd., District of Delaware Case No. 14-1364.  Pernix brought suit against Defendants in the District of Delaware on March 4, 2016, seeking declaratory judgment of infringement of the '760 Patent. The Complaints relating to the '760 Patent were served on March 7, 2016. Pernix filed and served First and Second Amended Complaints on May 13, 2016 and May 31, 2016, against Alvogen and Actavis respectively, adding allegations of infringement with respect to the '982, '201, and '499 Patents.  Defendants filed Motions to Dismiss the Complaints under Rule 12(b)(6), asserting that the claims of the Pernix Zohydro ER Patents are invalid under 35 U.S.C. 101. Briefing regarding the Motion to Dismiss was completed on July 11, 2016.  United States Patent Nos. 9,421,200 ("the '200 Patent") and 9,433,619 ("the '619 Patent") issued on August 23, 2016 and September 5, 2016, respectively.  Pernix filed and served Second and Third Amended Complaints, against Alvogen and Actavis respectively, on October 12, 2016, adding allegations of infringement with respect to the '200 and '619 Patents.  Actavis and Alvogen filed their respective Answers on November 30, 2016, denying Pernix's infringement allegations, and raising Counterclaims of non-infringement and invalidity as to each of the asserted Pernix patents.  Pernix and Actavis entered into a settlement agreement on January 29, 2018. Under the terms of the agreement, Pernix will grant Actavis a license to begin selling a generic version of Zohydro ER with BeadTek on March 1, 2029, or earlier under certain circumstances. Other details of the settlement are confidential. The launch of Actavis's generic product is contingent upon Actavis receiving final approval from the FDA of its ANDA for a generic version of Zohydro ER with BeadTek. Trial for the suit against Alvogen is scheduled for June 11, 2018.

Medicine to Go Pharmacies, Inc. v. Macoven Pharmaceuticals, LLC and Pernix Therapeutics Holdings, Inc., District Court of New Jersey Case No. 3:16-cv-07717

On October 23, 2016, Medicine to Go Pharmacies, Inc. (the Macoven Plaintiff) filed an action against Macoven, Pernix and unidentified individuals seeking redress for the sending of unlawful advertisements to facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227. On December 2, 2016, the Company filed an answer in defense of the allegations. The fax campaign that is the subject of this litigation was administered by a third party, Odyssey Services (Odyssey), that was not initially named as a defendant in this litigation. On

June 22, 2017, the Company filed a third-party complaint against Odyssey, seeking indemnity and contribution for any amounts that the Company may be liable to pay to the Macoven Plaintiff.  Odyssey has since filed a motion for summary judgment, seeking to dismiss the third-party claims against it.  That motion is currently pending before the court. The Company therefore may not be able to secure indemnification from Odyssey for costs that it might incur relative to this matter and insurance defense and indemnity do not appear available to the Company. The Company is still in discovery on this matter and is unable to predict probable outcomes at this time. The Company continues to dispute the Macoven Plaintiff's claims and, based upon known facts, intends to vigorously defend itself against the claims in this litigation.

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

Leases

The Company leases facilities space and equipment under operating lease arrangements that have terms expiring at various dates through 2022. Certain lease arrangements include renewal options and escalation clauses. In addition, various lease agreements to which the Company is a party require that it complies with certain customary covenants throughout the term of the leases. If the Company is unable to comply with these covenants and cannot reach a satisfactory resolution in the event of noncompliance, these agreements could terminate. The Company leases cars for its salesforce. The terms of these leases expire over various dates through 2020.

During the second quarter of 2014, the Company signed a lease for office space for its corporate headquarters in Morristown, New Jersey.  The lease agreement is a seven-year lease, beginning on or about May 19, 2014. In January 2015, the Company amended its lease in Morristown, NJ to add 9,562 square feet of office space for a total of 15,990 square feet for approximately $40,000 per month, which is subject to certain annual escalators and extends the original term of the lease to expire July 31, 2022. The total lease obligation is approximately $3.7 million over the term of the lease.

During the third quarter of 2014, the Company entered in to a lease for office space in Mount Pleasant, South Carolina where the Company's accounting functions were based. As a result of the restructuring, the Company shut down this office and relocated all remaining positions to the Company's Morristown, NJ office as of September 30, 2015. Effective October 1, 2015, the Company subleased this office space to a third party for the remainder of the lease term. The term of this lease is 62 months and the total financial obligation under this lease is approximately $593,000.

Future minimum lease payments under non-cancelable operating leases are as follows as of December 31, 2017 (in thousands):

Amount
2018	$1,620
2019	1,607
2020	679
2021	524
2022	309
Thereafter	-
Total	$4,739

Future minimum lease payment income under non-cancelable operating subleases are as follows as of December 31, 2017 (in thousands):

Amount
2018	$121
2019	125
2020	-
2021	-
2022	-
Thereafter	-
Total	$246

Total rent expense was approximately $647,000 and $760,000 for the years ended December 31, 2017 and 2016, respectively. Total sublease rental income was approximately $118,000 and $115,000 for the years ended December 31, 2017 and 2016, respectively and was recorded as a reduction to rent expense.

Other Commitments

In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor. As of December 31, 2017, remaining payment obligations owed under these settlement agreements are $500,000, payable in equal annual installments of $250,000 through 2019. These settlement agreements are recorded in other liabilities (both current and long-term) on the consolidated balance sheets as of December 31, 2017 and 2016.

Texas Attorney General Medicaid Investigation

The Company reached an agreement with the Attorney General of the State of Texas to settle all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by the Company in connection with a Civil Investigative Demand made on Cypress. As part of the settlement, the Company has agreed to pay $12.0 million to the State of Texas. The Company recorded the fair value of this settlement in the amount of $9.8 million in its financial statements at December 31, 2013 and recorded as an expense during the year ended December 31, 2013. An initial payment of $2.0 million was due and payable within ten business days of the effective date of the final settlement agreement (the Effective Date) and was paid accordingly. Thereafter, the Company will make subsequent payments of $2.0 million on each of the first five anniversaries of the Effective Date. The balance of this obligation was $3.8 million and $5.5 million as of December 31, 2017 and 2016, respectively and is included in other liabilities (both current and long-term) on the consolidated balance sheets.

Note 19. Restructuring

On July 7, 2016, the Company announced a restructuring of its sales force and operations. The reorganization plan included (1) a reduction of 54 sales positions, primarily from the Company's Neurology sales team; (2) prioritization and reorganization of sales territories to reduce the inefficient time that sales representatives spent driving long distances between customers; (3) improvement of the Company's compensation plan to incentivize the field sales staff to increase the frequency of calls on the focused targets; and (4) consolidation of the Neurology and Pain sales forces under one sales management structure to eliminate redundancies. In addition, as part of this initiative, the Company reduced its administrative staff by six employees. The Company incurred $88,000 during the twelve months ended December 31, 2017 in contract termination costs associated with the 2016 Restructuring. To date, the Company has incurred $2.4 million in costs related to the 2016 Restructuring, consisting of $1.4 million related to employee termination benefits and $1.0 million related to contract termination costs. All associated contract termination payments are expected to be made by June 30, 2018.

The Company incurred $2.3 million during the year ended December 31, 2016 in severance and other related cash expenses. The charge during the year ended December 31, 2016 was comprised of $1.3 million in severance related cash expenses, and $1.0 million in other cash related expenses. Associated severance payments were paid by December 31, 2017.

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

A summary of accrued restructuring costs, included as a component of accounts payable and accrued expenses on the consolidated balance sheets, are as follows (in thousands):

	December 31, 2016	Charges	Cash	Non-cash	December 31, 2017
2016 restructuring costs	$618	$88	$(441)	$-	$265
Totals	$618	$88	$(441)	$-	$265

	December 31, 2015	Charges	Cash	Non-cash	December 31, 2016
2016 restructuring costs	$-	$2,287	$(1,669)	$-	$618
2015 restructuring costs	104	-	(104)	-	-
Totals	$104	$2,287	$(1,773)	$-	$618

Note 20. Supplemental Cash Flow Information (in thousands, except shares)

	Years ended December 31,
	2017	2016
Supplemental disclosures of Cash Flow Information:
Cash received for income taxes, net	$(928)	$(4,780)
Cash paid for interest	28,520	30,165
Supplemental disclosures of Non-cash Investing and Financing Activities:
Reclassification of treasury stock	-	5,571
Issuance of 1,100,498 shares in exchange transaction	3,775	-
Fair value of conversion option of exchangeable notes	12,690	-
Conversion of 4.25% Convertible notes	(51,775)	-
Issuance of Exchangeable Notes	36,243	-

Note 21. Subsequent Events

Sales Force Restructure

On January 4, 2018, we committed to and commenced a realignment plan to reduce operating costs and better align our workforce with the needs of our business in anticipation of the expiration of certain patents related to our Treximet® fixed dose combination product. We completed the realignment plan on January 5, 2018, resulting in a reduction of our workforce by 41 employees, the majority of which were associated with our sales force and commercial infrastructure. In connection with this commercial reorganization, Pernix expects to realize annualized cost savings of $7.0-$8.0 million beginning in the first quarter of 2018. The Company anticipates recording a one-time charge of approximately $1.0 million during the first quarter of 2018 as a result of this realignment.

Patent Litigation Settlement Agreement with Actavis Concerning Zohydro ER

The Company announced on January 29, 2018 that it has entered into a settlement agreement with Actavis Laboratories FL ("Actavis") resolving patent litigation related to Zohydro ER with BeadTek. The litigation has been pending in the U.S. District Court for the District of Delaware and resulted from Actavis's submission of an ANDA to the FDA seeking approval to market a generic version of Zohydro ER with BeadTek.Under the terms of the agreement, Pernix will grant Actavis a license to begin selling a generic version of Zohydro ER with BeadTek on March 1, 2029, or earlier under certain circumstances.  Other details of the settlement are confidential.  The launch of Actavis's generic product is contingent upon Actavis receiving final approval from the FDA of its ANDA for a generic version of Zohydro ER with BeadTek. The settlement agreement also resolves a pending appeal related to a patent litigation between Recro Gainesville LLC and Actavis, which also relates to Actavis's proposed generic version of Zohydro ER with BeadTek. As required by law, the parties will submit the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. A patent litigation brought by Pernix against Alvogen Malta Operations Ltd. related to Alvogen's proposed generic version of Zohydro with BeadTek remains pending in the U.S. District Court for the District of Delaware.

Launch of Treximet Authorized Generic

On February 14, 2018, four patents covering Treximet expired, enabling up to three generic competitors to enter the market. As of February 28, 2018, one of these competitors entered the market and the Company is expecting the other two competitors to enter later in 2018. Concurrent with the launch of generics by third parties, the Company launched an authorized generic version of Treximet. The Company will also continue to distribute the branded versions of Treximet. The Company has one additional patent that covers Treximet that will expire in 2026 that the Company expects to prevent additional generic competitors from entering the market until that time. The Company expects that generic competition for Treximet will negatively impact its net revenues for the fiscal year ending December 31, 2018.

Note 22. Quarterly Financial Data (Unaudited)

Selected quarterly consolidated financial data are shown below (in thousands, except per share data, unaudited).

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2017
Net revenues	$29,742	$34,316	$40,469	$41,541
Operating (loss) income	(20,094)	(12,637)	1,014	(24,742)
Net (loss) income	(29,462)	(21,616)	6,360	(32,423)
Basic (loss) income per common share	$(2.94)	$(2.16)	$0.57	$(2.78)
Diluted (loss) income per common
and potential common share	$(2.94)	$(2.16)	$0.42	$(2.78)

2016
Net revenues	$32,469	$36,746	$41,468	$30,173
Operating loss	(23,809)	(22,300)	(17,402)	(76,817)
Net loss	(25,936)	(31,139)	(26,438)	(86,077)
Basic loss per common share	$(4.24)	$(4.67)	$(2.99)	$(8.92)
Diluted loss per common
and potential common share	$(4.24)	$(4.67)	$(2.99)	$(8.92)

Schedule II
Pernix Therapeutics Holdings, Inc.

Valuation and Qualifying Accounts
Years Ended December 31, 2017 and 2016

		Additions
	Balance at	charged to		Balance at
	beginning of	costs and		end of
(in thousands)	period	expenses	Deductions	period

For the year ended December 31, 2017
Allowance for doubtful accounts (1)	$500	$(25)	$(460)	$15
Allowance for prompt pay discounts (1)	1,038	6,230	(6,422)	846
Inventory obsolescence allowance (2)	1,983	1,867	(2,392)	1,458

For the year ended December 31, 2016
Allowance for doubtful accounts (1)	15	618	(133)	500
Allowance for prompt pay discounts (1)	1,844	6,718	(7,524)	1,038
Inventory obsolescence allowance (2)	2,448	2,184	(2,649)	1,983

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures" within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures (Disclosure Controls), are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Our Disclosure Controls include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Based on the controls evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective as of December 31, 2017.

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement (the Definitive Proxy Statement), to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, under the headings "Election of Directors," "Corporate Governance," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

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

2.       Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

All other financial statement schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.       Exhibits.

Filed or
		Furnished	Incorporated by
		with this	Reference
No.	Description	Form 10-K	Form	Date Filed
2.1	Securities Purchase Agreement, dated as of November 13, 2012, by and among Pernix Therapeutics Holdings, Inc., Cypress Pharmaceuticals, Inc., all of the stockholders of Cypress Pharmaceuticals, Inc. and an individual as agent of all of the stockholders of Cypress Pharmaceuticals, Inc.		8-K	11/15/2012

2.2	First Amendment to Securities Purchase Agreement dated December 28, 2012 among Pernix Therapeutics Holdings, Inc., on the one hand, and Cypress Pharmaceuticals, Inc., a Mississippi corporation, all of the stockholders of Cypress, and for limited purposes set forth therein, an individual as agent of the Sellers, on the other hand.		8-K	01/04/2013

2.3	Agreement and Plan of Merger dated December 10, 2012 by and among Pernix Therapeutics Holdings, Inc., Pernix Acquisition Corp I. and Somaxon Pharmaceuticals, Inc.		8-K	12/12/2012

2.4	Asset Purchase Agreement by and among Breckenridge Pharmaceutical, Inc. (Breckenridge), on the one hand, and the Company and Cypress Pharmaceuticals, Inc. (Cypress), on the other hand, dated as of August 5, 2013.		10-Q	08/09/2013

2.5	Joinder Agreement and First Amendment to Asset Purchase Agreement dated September 11, 2013 among the Company and Cypress, on the one hand, and Breckenridge, on the other hand.		8-K	09/17/2013

2.6	Asset Purchase and Sale Agreement, dated as of May 13, 2014, by and among Glaxo Group Limited, GlaxoSmithKline, LLC, GlaxoSmithKline Intellectual Property Holdings Limited, and GlaxoSmithKline Intellectual Property Management Limited, (collectively, the Sellers) and Pernix Therapeutics Holdings, Inc.		8-K	05/16/2014

2.7	Letter Agreement dated August 14, 2014 among Pernix Therapeutics Holdings, Inc., Worrigan Limited, Glaxo Group, Limited, GlaxoSmithKline Intellectual Property Management Limited, GlaxoSmithKline Intellectual Property Holdings Limited, and GlaxoSmithKline, LLC.		8-K	08/22/2014

2.8	Asset Purchase Agreement, dated as of March 10, 2015, between Zogenix Inc., Pernix Ireland Limited, and solely with respect to Sections 5.9.2, 10.2 and 10.14, Pernix Therapeutics Holdings Inc.		10-Q/A	08/19/2015

2.9	Amendment to Asset Purchase Agreement, dated as of April 23, 2015, between Zogenix Inc., Pernix Ireland Limited and Pernix Therapeutics Holdings Inc.		10-Q	05/01/2015

3.1	Articles of Incorporation of Pernix Therapeutics Holdings, Inc.		8-K	03/15/2010

3.2	Bylaws of Pernix Therapeutics Holdings, Inc.	√

3.3	Articles of Amendment to the Articles of Incorporation of Pernix Therapeutics Holdings, Inc.		8-K	07/28/2015

3.4	Articles of Amendment to the Articles of Incorporation of Pernix Therapeutics Holdings, Inc.		8-K	10/13/2016

3.5	First Amendment to the Bylaws of Pernix Therapeutics Holdings, Inc.	8-K	10/13/2016

4.1	Form of certificate representing shares of common stock of Pernix Therapeutics Holdings, Inc.	10-K	03/29/2012

4.2	Common Stock Purchase Warrant dated May 13, 2014 issued to Pozen, Inc.	8-K	05/16/2014

4.3	Indenture, dated February 21, 2014, by and between Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association.	8-K	02/26/2014

4.4	First Supplemental Indenture, dated as of August 19, 2014, among Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee.	8-K	08/22/2014

4.5	Second Supplemental Indenture, dated as of August 19, 2014, among Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee.	8-K	08/22/2014

4.6	Third Supplemental Indenture, dated as of April 21, 2015, between Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee.	8-K	04/24/2015

4.7	Indenture, dated August 19, 2014, among Pernix Therapeutics Holdings, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee and as Collateral Agent.	8-K	08/22/2014

4.8	First Supplemental Indenture, dated as of April 21, 2015, between Pernix Therapeutics Holdings, Inc. and U.S. Bank National Association, as Trustee.	8-K	04/24/2015

4.9	Second Supplemental Indenture, dated July 21, 2017, by and among Pernix Therapeutics Holdings, Inc., Pernix Holdco 1, LLC, Pernix Holdco 2, LLC, Pernix Holdco 3, LLC and U.S. Bank, National Association as the trustee.	8-K/A	07/21/2017

4.10	Third Supplemental Indenture, dated December 29, 2017, by and among Pernix Therapeutics Holdings, Inc., and U.S. Bank National Association, as trustee.	8-K	12/29/2017

4.11	Indenture, dated April 22, 2015, between Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Association, as Trustee.	8-K	04/24/2015

4.12	Indenture, dated July 21, 2017, by and among Pernix Ireland Pain Limited, as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as the trustee.	8-K/A	07/21/2017

4.13	Form of 12% Senior Secured Notes due 2020 (included in Exhibit 4.7)	8-K	08/22/2014

4.14	Form of 4.25% Convertible Senior Notes due 2021 (included in Exhibit 4.11)	8-K	04/24/2015

4.15	Form of 4.25%/5.25% Exchangeable Senior Note due 2022 (included in Exhibit 4.12)	8-K/A	07/21/2017

4.16	Form of Warrant to Purchase Common Stock, dated as of December 31, 2014, issued by Pernix Therapeutics Holdings, Inc.	S-3/A	01/30/2015
(No. 333-200011)

10.1*	Amended and Restated 2009 Stock Incentive Plan.	10-K	03/28/2017

10.2*	Amended and Restated 2010 Employee Stock Purchase Plan.	10-K	03/28/2017

10.3*	Amended and Restated Golf Trust of America, Inc. 2007 Stock Option Plan.	10-K	03/28/2017

10.4	Form of Amended and Restated Merger Partner Stockholder Agreement.	8-K	05/31/2011

10.5	Amended and Restated License Agreement by and between Pernix Sleep, Inc. (formerly Somaxon Pharmaceuticals, Inc.) and ProCom One, Inc. dated September 15, 2010.	10-Q	11/12/2013

10.6	Form of Securities Purchase Agreement, dated February 4, 2014.	8-K	02/07/2014

10.7	Form of Representation Agreement, dated February 21,2014, by and between Pernix Therapeutics Holdings, Inc. and the Investors party thereto.	8-K	02/26/2014

10.8	Form of Registration Rights Agreement, dated February 21,2014, by and between Pernix Therapeutics Holdings, Inc. and the Investors party thereto.	8-K	02/26/2014

10.9*	Amendment No. 1 to the Pernix Therapeutics Holdings, Inc. 2009 Stock Incentive Plan.	10-K	03/17/2014

10.10*	Pernix Therapeutics Holdings, Inc. Amended and Restated 2009 Stock Incentive Plan.	DEF 14A	04/28/2014

10.11	Controlled Equity OfferingSM Sales Agreement, dated November 7, 2014, by and between Pernix Therapeutics Holdings, Inc. and Cantor Fitzgerald & Co.	S-3	11/07/2014
(No. 333-200005)

10.12	Consent Solicitation Support Agreement, dated as of April 13, 2015, between the Company and each of the Noteholders party thereto.	8-K	04/16/2015

10.13	Inducement Agreement, dated as of April 16, 2015, by and among Pernix Therapeutics Holdings, Inc. and the investors listed on Schedule 1 thereto.	8-K	04/17/2015

10.14*	Amended and Restated Pernix Therapeutics Holdings, Inc. 2015 Omnibus Incentive Plan.	10-K	03/28/2017

10.15	Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are parties thereto, as Lenders and Pernix Therapeutics Holdings, Inc., Pernix Therapeutics, LLC, Pernix Sleep, Inc., Cypress Pharmaceuticals, Inc., Macoven Pharmaceuticals, Inc., Gaine, Inc., Repicopea Inc. and Macoven Pharmaceuticals, L.L.C., as Borrowers dated as of August 21, 2015.	8-K	08/28/2015

10.16*	Employment Offer Letter, dated May 9, 2016, by and between Pernix TherapeuticsHoldings, Inc. and John Sedor.	10-Q	08/11/2016

10.17*	Offer Letter, dated October 27, 2016, by and between Pernix Therapeutics Holdings,Inc. and Dennis H. Langer, M.D., J.D.	8-K	11/07/2016

10.18*	Employment Agreement, dated November 3, 2016, by and between Pernix Therapeutics Holdings, Inc. and John A. Sedor.	8-K	11/07/2016

10.19*	Nonqualified Stock Option Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2009 Stock Incentive Plan, dated November 3, 2016, by and between Pernix Therapeutics Holdings, Inc. and John A. Sedor.	8-K	11/07/2016

10.20*	Nonqualified Stock Option Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2015 Omnibus Incentive Plan, dated November 3, 2016, by and between Pernix Therapeutics Holdings, Inc. and John A. Sedor.	8-K	11/07/2016

10.21*	Restricted Share Unit Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2015 Omnibus Incentive Plan, dated November 3, 2016, by and between Pernix Therapeutics Holdings, Inc. and John A. Sedor.	8-K	11/07/2016

10.22*	Employment Agreement, dated November 3, 2016, by and between Pernix Therapeutics Holdings, Inc. and Graham G. Miao, Ph.D.	8-K	11/07/2016

10.23*	Nonqualified Stock Option Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2009 Stock Incentive Plan, dated November 3, 2016, by and between Pernix Therapeutics Holdings, Inc. and Graham G. Miao, Ph.D.	8-K	11/07/2016

10.24*	Restricted Share Unit Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2015 Omnibus Incentive Plan, dated November 3, 2016, by and between Pernix Therapeutics Holdings, Inc. and Graham G. Miao, Ph.D.	8-K	11/07/2016

10.25*	Offer Letter, dated November 16, 2016, by and between Pernix Therapeutics Holdings, Inc. and Gabriel Leung.		8-K	11/22/2016

10.26*	Form of Indemnification Agreement between Pernix Therapeutics Holdings, Inc. and Certain Executive Officers and Directors.		8-K	02/06/2018

10.27*	Offer Letter, dated December 16, 2016, by and between Pernix Therapeutics Holdings, Inc. and Kenneth R. Pina.		10-K	03/28/2017

10.28*	Form of Nonqualified Stock Option Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2009 Stock Incentive Plan.		10-K	03/28/2017

10.29*	Form of Nonqualified Stock Option Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2015 Omnibus Incentive Plan.		10-K	03/28/2017

10.30*	Restricted Share Unit Agreement under the Amended and Restated Pernix Therapeutics Holdings, Inc. 2015 Omnibus Incentive Plan.		10-K	03/28/2017

10.31	Amendment to the Interim Settlement Agreement, dated March 17, 2017, by and between by and between Pernix Therapeutics Holdings, Inc., Glaxo Group Limited, GlaxoSmithKline LLC and the other signatories thereto.		8-K	03/21/2017

10.32	Amendment No. 1 to the Credit Agreement by and among Wells Fargo Bank, National Association, as Administrative Agent, the Lenders that are parties thereto, as Lenders and Pernix Therapeutics Holdings, Inc., Pernix Therapeutics, LLC, Pernix Sleep, Inc., Cypress Pharmaceuticals, Inc., Macoven Pharmaceuticals, Inc., Gaine, Inc., Repicopea Inc. and Macoven Pharmaceuticals, L.L.C., as Borrowers, dated as of April 18, 2017.		8-K	04/20/2017

10.33	Exchange Agreement dated July 20, 2017 by and among Pernix Ireland Pain Limited, Pernix Therapeutics Holdings, Inc. and certain of its subsidiaries as guarantors party thereto and 1992 MSF International Ltd. and 1992 Tactical Credit Master Fund, L.P.		8-K	07/20/2017

10.34	Credit Agreement, dated as of July 21, 2017, by and among the lenders identified on the signature pages thereof, Cantor Fitzgerald Securities, as agent, Pernix Therapeutics Holdings, Inc., Pernix Therapeutics, LLC, Pernix Sleep, Inc., Cypress Pharmaceuticals, Inc., Gaine, Inc., Respicopea, Inc., Macoven Pharmaceuticals, L.L.C., and Hawthorn Pharmaceuticals, Inc., as borrowers, and the guarantors party thereto.		8-K/A	07/21/2017

10.35	Credit Agreement, dated as of July 21, 2017, by and among the lenders identified on the signature pages thereof, Cantor Fitzgerald Securities, as agent, and Pernix Ireland Pain Limited.		8-K/A	07/21/2017

10.36	Amendment No. 2 to the Interim Settlement Agreement dated July 21, 2017 by and among Pernix Therapeutics Holdings, Inc., Pernix Ireland Limited, Glaxo Group Limited, GlaxoSmithKline LLC, GlaxoSmithKline Intellectual Property Holdings Limited and GlaxoSmithKline Intellectual Property Management Limited.		8-K/A	07/21/2017

10.37	Registration Rights Agreement dated July 21, 2017 between Pernix Therapeutics Holdings, Inc., Pernix Ireland Pain Limited and 1992 MSF International Ltd. and 1992 Tactical Credit Master Fund, L.P.		8-K/A	07/21/2017

10.38*	Employment Agreement, dated July 21, 2017, by and between Pernix Therapeutics Holdings, Inc. and Kenneth R. Pina.		10-Q	11/07/2017

10.39*	Pernix Therapeutics Holdings, Inc. 2017 Omnibus Incentive Plan.		8-K	11/15/2017

10.40*	Employment Agreement, dated February 6, 2018, between Pernix Therapeutics Holdings, Inc. and Angus Smith.		8-K	02/06/2018

10.41*	Offer Letter, dated September 22, 2017, by and between Pernix Therapeutics Holdings, Inc. and Douglas J. Swirsky.	√

10.42*	Offer Letter, dated September 22, 2017, by and between Pernix Therapeutics Holdings, Inc. and John R. Leone.	√

10.43	Waiver, Amendment and Consent Agreement, dated November 2, 2017, among Pernix Therapeutics Holdings, Inc. and the other signatories thereto.	√

14.1*	Amended and Restated Code of Business Conduct and Ethics of Pernix Therapeutics Holdings, Inc.		8-K	09/22/2017

21.1	Subsidiaries of the Company.	√

23.1	Consent of Cherry Bekaert L.L.P.	√

31.1	Certification by John Sedor (Principal Executive Officer) pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	√

31.2	Certification by Angus Smith (Principal Financial Officer) pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	√

32.1	Certification by John Sedor and Angus Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	√

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*           Indicates a management contact or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: March 8, 2018	By:	/s/ John A. Sedor
John A. Sedor
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Sedor	Chief Executive Officer and Chairman	March 8, 2018
John Sedor	(Principal Executive Officer)

/s/ Angus W. Smith	Senior Vice President, Chief Business Officer	March 8, 2018
Angus W. Smith	(Principal Financial Officer)

/s/ Glenn Whaley	Interim Vice President of Finance and Corporate Controller	March 8, 2018
Glenn Whaley	(Principal Accounting Officer)

/s/ Dennis Langer	Director	March 8, 2018
Dennis Langer

/s/ Gabriel Leung	Director	March 8, 2018
Gabriel Leung

/s/ Douglas Swirsky	Director	March 8, 2018
Douglas Swirsky

/s/ John Leone	Director	March 8, 2018
John Leone