Form 10-Q
period 2018-03-31
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2018-05-10
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2018

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

On May 4, 2018, there were 11,873,562 shares outstanding of the Registrant's common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2018

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$26,942	$32,820
Accounts receivable, net	37,006	45,317
Inventory, net	5,407	5,396
Prepaid expenses and other current assets	7,290	8,628
Income tax receivable	68	123
Total current assets	76,713	92,284

Property and equipment, net	670	752
Goodwill	12,100	12,100
Intangible assets, net	86,800	96,606
Other	2,118	2,263
Total assets	$178,401	$204,005
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$8,796	$7,911
Accrued personnel expenses	3,129	5,748
Accrued allowances	60,255	56,309
Other accrued expenses	6,679	6,909
Interest payable	5,879	10,612
Treximet Secured Notes - current, net	-	3,664
Other liabilities - current	2,737	2,648
Total current liabilities	87,475	93,801

Convertible notes - long-term, net	66,054	65,194
Exchangeable notes - long-term, net	8,468	7,975
Delayed draw term loan - long-term, net	27,717	27,248
Derivative liability	112	93
Contingent consideration	1,621	1,358
Treximet Secured Notes - long-term, net	162,405	163,887
Credit facility	14,185	14,185
Arbitration award	2,000	2,000
Other liabilities - long-term	805	2,521
Total liabilities	370,842	378,262
Commitments and contingencies (note 11)
Stockholders' deficit:
Preferred stock, $0.01 par value, authorized 10,000,000 shares;
no shares issuedand outstanding	-	-
Common stock, $0.01 par value, 140,000,000 shares authorized, 11,873,562 and 11,841,173 shares issued and outstanding at March 31, 2018 and
December 31, 2017, respectively	119	119
Additional paid-in capital	261,558	261,158
Accumulated other comprehensive loss	-	-
Accumulated deficit	(454,118)	(435,534)
Total stockholders' deficit	(192,441)	(174,257)
Total liabilities and stockholders' deficit	$178,401	$204,005

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Gain
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net revenues	$28,139	$29,742

Costs and operating expenses:
Cost of product sales	8,961	10,040
Selling, general and administrative expense	17,283	20,275
Research and development expense	4	528
Depreciation and amortization expense	9,865	18,547
Change in fair value of contingent consideration	263	346
Restructuring costs	829	100
Total costs and operating expenses	37,205	49,836

Loss from operations	(9,066)	(20,094)

Other income (expense):
Interest expense	(9,460)	(8,959)
Change in fair value of derivative liability	(19)	(354)
Total other income (expense), net	(9,479)	(9,313)

Loss before income tax expense	(18,545)	(29,407)
Income tax expense	39	55
Net loss	(18,584)	(29,462)

Other comprehensive loss:
Unrealized gain during period, net of tax of $0 and $0, respectively	-	6
Comprehensive loss	$(18,584)	$(29,456)

Net loss per common share:
Basic	$(1.57)	$(2.94)
Diluted	$(1.57)	$(2.94)

Weighted-average common shares outstanding:
Basic	11,869	10,016
Diluted	11,869	10,016

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands)
(Unaudited)

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Deficit
Balance at December 31, 2016	-	$-	10,016	$100	$244,309	$-	$(358,393)	$(79)	$(114,063)
Conversion of restricted stock units	-	-	44	1	(113)		-	-	(112)
Issuance of Convertible Debt	-	-	1,100	11	12,499	-	-	-	12,510
Compensation expense on share-based awards	-	-	-	-	2,491	-	-	-	2,491
Net proceeds from sale of shares	-	-	681	7	1,972	-	-	-	1,979
Other comprehensive loss	-	-	-	-	-	-	-	79	79
Net loss	-	-	-	-	-	-	(77,141)	-	(77,141)
Balance at December 31, 2017	-	-	11,841	119	261,158	-	(435,534)	-	(174,257)
Conversion of restricted stock units	-	-	32	-	-	-	-	-	-
Compensation expense on share-based awards	-	-	-	-	400	-	-	-	400
Other comprehensive loss	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(18,584)	-	(18,584)
Balance at March 31, 2018	-	$-	11,873	$119	$261,558	$-	$(454,118)	$-	$(192,441)

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(18,584)	$(29,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88	91
Amortization of intangibles	9,806	18,485
Amortization of deferred financing costs	950	620
Accretion expense	1,205	1,348
PIK interest	466	-
Stock compensation expense	400	745
Fair market value change in contingent consideration	263	346
Fair market value change in derivative liability	19	354
(Increase) decrease in operating assets:
Accounts receivable	8,311	19,729
Income tax receivable	55	734
Inventory	(11)	331
Prepaid expenses and other assets	1,337	(720)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,904)	(1,764)
Accrued allowances	3,946	(5,151)
Interest payable	(4,897)	(4,568)
Other liabilities	(1,717)	(1,918)
Net cash used in operating activities	(267)	(800)

Cash flows from investing activities:
Purchase of software and equipment	(4)	(3)
Net cash used in investing activities	(4)	(3)

Cash flows from financing activities:
Payments on Treximet Secured Notes	(5,373)	(12,812)
Payments of financing costs	(221)	-
Payments on mortgages and capital leases	(13)	(23)
Net cash used in financing activities	(5,607)	(12,835)
Net decrease in cash and cash equivalents	(5,878)	(13,638)
Cash and cash equivalents, beginning of period	32,820	36,375
Cash and cash equivalents, end of period	$26,942	$22,737

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Company Overview

Pernix Therapeutics Holdings, Inc. and subsidiaries (collectively, Pernix, the Company, we, our and us) is a specialty pharmaceutical company focused on the acquisition, development and commercialization of prescription drugs, primarily for the United States (U.S.) market. The Company is currently focused on the therapeutic areas of pain and neurology, and has an interest in expanding into additional specialty segments. The Company promotes its branded products to physicians through its Pernix sales force, and markets its generic portfolio through its wholly owned subsidiaries, Macoven Pharmaceuticals, LLC (Macoven) and Cypress Pharmaceuticals, Inc. (Cypress).

The Company's branded products include Zohydro ER® with BeadTek, an extended-release opioid agonist indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate, Treximet®, a medication indicated for the acute treatment of migraine attacks with and without aura, and Silenor®, a non-controlled substance and approved medication for the treatment of insomnia characterized by difficulty with sleep maintenance.

Subsequent Events

Participation in Lead Bid for Acquisition of Worldwide Rights to Contrave ® (naltrexone HCl / bupropion HCl)

On April 17, 2018, a wholly owned subsidiary of the Company, Pernix Ireland Pain Designated Activity Company (PIP DAC) entered into a Commitment Letter (the Commitment Letter) pursuant to which PIP DAC committed to provide Nalpropion Pharmaceuticals, Inc. (Nalpropion) with $7.5 million in debt and/or equity capital to fund Nalpropion's purchase of certain assets of Orexigen Therapeutics, Inc. (Orexigen) on the terms and conditions contained in the Commitment Letter. Nalpropion is a special purpose corporation jointly owned by PIP DAC and certain other co-investors. Nalpropion submitted a "stalking horse" bid to purchase certain assets of Orexigen, which filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101, et seq. in the United States Bankruptcy Court for the District of Delaware.

On April 23, 2018, pursuant to a confidential non-binding term sheet agreement between the Company and its co-investors in Nalpropion (the Term Sheet), Nalpropion entered into a "stalking horse" asset purchase agreement to acquire certain assets of Orexigen, including worldwide rights to Contrave® (naltrexone HCl / bupropion HCl), a prescription-only weight-loss medication, for $75 million in cash.

According to the terms of the Term Sheet, should Nalpropion acquire the assets of Orexigen pursuant to the asset purchase agreement, the Company will, for an initial term of two years, assume responsibility for managing Nalpropion's operations and product distribution in the United States. As consideration for its efforts, the Company will receive a management fee equal to 5% of net sales derived by Nalpropion as well as reimbursement of certain shared services expenses at cost. The Company expects to fund PIP DAC's contribution of 10% of the capital required to fund the purchase price for Orexigen, or $7.5 million, via its existing delayed draw term loan facility. The Term Sheet contemplates the issuance of two purchase options to the Company that will enable it to acquire up to 49.9% and 100% of Nalpropion at specified time periods and purchase prices.

Amendment Number 1 to Asset-Based Revolving Credit Facility

On April 23, 2018, the Company entered into an amendment, effective as of April 12, 2018, with respect to the Company's five-year $40 million asset-based revolving credit facility (ABL Facility) by and among the Company and certain subsidiaries of the Company as borrowers and guarantors, Pernix Ireland Pain Designated Activity Company, Pernix Ireland Limited, Pernix Holdco 1, LLC, Pernix Holdco 2, LLC and Pernix Holdco 3, LLC as additional guarantors, Cantor Fitzgerald Securities as agent, and the lenders party thereto (ABL Facility Amendment). The ABL Facility Amendment modified the borrowing base formula which determines the Company's capacity to draw on the ABL Facility, which could increase such capacity. The ABL Facility Amendment also removes concentration limits for accounts receivable due from individual customers or other account debtors that may be included in the borrowing base.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim reporting. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2018.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in Pernix's 2017 Annual Report on Form 10-K filed with the SEC.

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

Certain prior period amounts have been reclassified to conform to the current period presentation including reclassifying capitalized debt issuance costs of approximately $1.5 million from "Prepaid expenses and other current assets" to the Company's long-term debt instruments within "Total liabilities" except for those related to revolving credit facilities. This reclassification had no effect on previously reported results of operations, financial position or cash flows.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing revenue recognition guidance. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) and all the related amendments (new revenue standard) to all contracts using the modified retrospective method. No material differences were identified as compared to the Company's historical revenue recognition accounting and accordingly, the Company did not recognize a cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to the Company's net income on an ongoing basis.

The Company's new revenue recognition policy is as follows:

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company generally enters into contracts to sell approved branded and generic pharmaceutical drugs.

  Product Sales

Product sales revenue is recognized at the estimated consideration to be received when control has transferred to the customer, which is typically on delivery to the customer or, in the case of products that are subject to consignment agreements, when the customer removes product from the Company's consigned inventory location for shipment directly to a patient. Payment terms vary by customer and the products or services offered and is generally required in a term ranging from 30 to 90 days from date of shipment or satisfaction of the performance obligation.

  Significant Judgements

Product sales contracts provide the customer with the right to return the product and also provide for a variety of discounts and allowances including, specialty distributor fees, wholesaler fees, prompt payment discounts, government rebates, government chargebacks, coupon programs and rebates under managed care plans which are accounted for as variable consideration. Returns are estimated through comparison of historical return data to their related sales on a production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product, when appropriate.

Judgement is required to estimate the appropriate adjustments for variable consideration which is based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in these programs' regulations and guidelines that would impact the amount of the actual rebates, the Company's expectations regarding future utilization rates for these programs and channel inventory data.

  Contract Balances

The timing of customer invoicing generally does not differ from the timing of revenue recognition. The Company records provisions for returns, specialty distributor fees, wholesaler fees, government rebates, coupon programs and rebates under managed care plans are included within current liabilities in the Company's consolidated balance sheets. Provision for prompt payment discounts are generally shown as a reduction in accounts receivable.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for the interim and annual periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2017-09 as of January 1, 2018. There was no material impact on the Company's condensed consolidated financial statements resulting from the adoption of this guidance

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. Under the new standard, when substantially all of the fair value of assets acquired are concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. The new standard may result in more transactions being accounted for as asset acquisitions rather than business combinations. The standard is effective for interim and annual periods beginning after December 15, 2017 and shall be applied prospectively. The Company adopted ASU 2017-01 as of January 1, 2018, and there was no material impact on the Company's condensed consolidated financial statements resulting from the adoption of this guidance.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides updated guidance on eight classification issues related to the statement of cash flows: debt prepayments and extinguishment costs, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2016-15 as of January 1, 2018. There was no material impact on the Company's results of operations resulting from the adoption of this guidance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The accounting standard primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, it includes a clarification related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. The Company adopted ASU 2016-01 as of January 1, 2018, and there was no material impact on the Company's condensed consolidated financial statements resulting from the adoption of this guidance.

Recently Issued Accounting Standards, Not Adopted as of March 31, 2018

In February 2018, the FASB issued Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, (ASU 2018-02). The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (H.R. 1) (the Act). Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in ASU 2018-02 also require certain disclosures about stranded tax effects. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2018-02 on its financial statements and related disclosures.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the TCJA. The Company continues to analyze the 2017 Tax Act, see Note 10, Income taxes for more information.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company's consolidated financial statements.

Significant Customers

The Company's customers consist of drug wholesalers, specialty pharmacies, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties. The following tables list the Company's customers that individually comprised greater than 10% of total gross product sales for the three months ended March 31, 2018 and 2017, or 10% of total accounts receivable as of March 31, 2018 and December 31, 2017.

Gross Product Sales:
	Three Months Ended
	March 31,
	2018	2017

McKesson Corporation	34%	34%
AmerisourceBergen Drug Corporation	26%	28%
Cardinal Health, Inc.	26%	28%
Total	86%	90%

Accounts Receivable, net:
	March 31,	December 31,
	2018	2017

Cardinal Health, Inc.	34%	31%
McKesson Corporation	31%	29%
AmerisourceBergen Drug Corporation	24%	27%
Total	89%	87%

Note 3. Earnings per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands except per share data):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(18,584)	$(29,462)

Denominator:
Weighted-average common shares, basic	11,869	10,016
Dilutive effect of stock options	-	-
Weighted-average common shares, diluted	$11,869	$10,016

Net loss per share, basic and diluted	$(1.57)	$(2.94)

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
4.25% Convertible Notes	682	1,133
Exchangeable Notes	6,499	-
Stock options and restricted stock units	1,319	854
Warrants	5	33
Total potential dilutive effect	8,505	2,020

Note 4. Fair Value Measurement

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

The Company had no financial assets that are required to be measured at fair value as of March 31, 2018 and December 31, 2017.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2018 and 2017.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature.

Summary of Liabilities Recorded at Carrying Value and Fair Value

The 4.25% Convertible Notes, Exchangeable Notes, Delayed Draw Term Loan and the Treximet Secured Notes (each, as defined below in Note 8) are recorded at carrying value. The derivative liability and contingent consideration are recorded at fair value. Within the hierarchy of fair value measurements, the derivative liability and contingent consideration are Level 3 fair values. The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of March 31, 2018		As of December 31, 2017
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
4.25% Convertible Notes	$34,801	$66,054	$36,208	$65,194
Exchangeable Notes	20,763	8,468	21,375	7,975
Delayed draw term loan	29,833	27,717	30,300	27,248
Derivative liability	112	112	93	93
Contingent consideration	1,621	1,621	1,358	1,358
Treximet Secured Notes	136,695	162,405	139,201	167,551
Total	$223,825	$266,377	$228,535	$269,419

Convertible Notes, Exchangeable Notes and Delayed Draw Term Loan

The fair values of the 4.25% Convertible Notes, the Exchangeable Notes and the Delayed Draw Term Loan were estimated using the (i) terms of the agreements; (ii) rights, preferences, privileges, and restrictions of the underlying security; (iii) time until any restriction(s) are released; (iv) fundamental financial and other characteristics of the Company; (v) trading characteristics of the underlying security (exchange, volume, price, and volatility); (vi) valuation of derivative liability; and (vii) precedent sale transactions.

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

	As of and for the	As of and for the
	Three months Ended	Three months Ended
	March 31, 2018	March 31, 2017
Derivative liability:
Balance at beginning of year	$93	$230
Remeasurement adjustments - loss (gains) included in earnings	19	354
Ending Balance	$112	$584

Contingent consideration:
Balance at beginning of year	$1,358	$2,403
Remeasurement adjustments - loss (gains) included in earnings	263	346
Ending Balance	$1,621	$2,749

Note 5. Inventory

Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$582	$727
Work-in-process	-	238
Finished goods	6,339	5,889
Inventory, gross	6,921	6,854
Reserve for obsolescence	(1,514)	(1,458)
Inventory, net	$5,407	$5,396

Note 6. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

Amount
Balance at December 31, 2016	$30,600
Goodwill impairment	(18,500)
Balance at December 31, 2017	12,100
Goodwill impairment	-
Balance at March 31 2018	$12,100

The Company performs an impairment test of goodwill annually in the fourth quarter of each fiscal year unless there are triggering events that would require such analysis during an interim period. There were no triggering events during the three months ended March 31, 2018. For the year ended December 31, 2017, the carrying value of the reporting unit exceeded its fair value by $18.5 million and accordingly an impairment charge of $18.5 million was recorded in 2017. The decline in the estimated fair value of the reporting unit resulted from management's review of its then-current forecast. As a result of this review, management lowered its forecast for Zohydro ER. The lower projected operating results reflected changes in assumptions related to revenue, market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results of the business.

Intangible assets consist of the following (dollars in thousands):

		As of March 31, 2018
	Weighted Average	Gross Carrying		Accumulated	Net Carrying
	Life Remaining	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
In-process research and development	Indefinite	$11,000	$-	$-	$11,000
Total unamortized intangible assets		11,000	-	-	11,000

Amortized intangible assets:
Product licenses	5.2 years	2,846	-	(1,690)	1,156
Supplier contracts	3.1 years	583	-	(223)	360
Acquired developed technologies	14.9 years	364,686	-	(290,402)	74,284
Total amortized intangible assets		368,115	-	(292,315)	75,800

Total intangible assets		$379,115	$-	$(292,315)	$86,800

		As of December 31, 2017
	Weighted Average	Gross Carrying		Accumulated	Net Carrying
	Life Remaining	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
In-process research and development	Indefinite	$11,000	$-	$-	$11,000
Total unamortized intangible assets		11,000	-	-	11,000

Amortized intangible assets:
Product licenses	5.4 years	2,846	-	(1,623)	1,223
Supplier contracts	3.3 years	583	-	(194)	389
Acquired developed technologies	13.7 years	364,686	-	(280,692)	83,994
Total amortized intangible assets		368,115	-	(282,509)	85,606

Total intangible assets		$379,115	$-	$(282,509)	$96,606

As of March 31, 2018, the weighted average remaining life for our definite-lived intangible assets in total was approximately 15 years.

In process research and development (IPR&D) will be amortized on a straight-line basis over its useful life once the receipt of regulatory approval is obtained.

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows (in thousands):

Amount
2018 (April - December)	$4,130
2019	5,507
2020	5,420
2021	5,325
2022	5,286
Thereafter	50,132
Total	$75,800

Amortization expense was $9.8 million and $18.5 million for the three months ended March 31, 2018 and 2017, respectively, of which, $29,000 and $29,000 are included in cost of product sales in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.

Note 7. Accrued Allowances

Accrued allowances consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued returns allowance	$24,468	$21,681
Accrued managed care rebates	15,454	17,221
Accrued price adjustments	14,007	10,766
Accrued government program rebates	6,326	6,641
Total	$60,255	$56,309

Note 8. Debt and Lines of Credit

Debt, net of discounts and deferred financing costs, consists of the following (in thousands):

	As of March 31, 2018				As of December 31, 2017
	Principal	Note Discount	Deferred Financing Costs	Net of Discount and Deferred Financing Costs	Principal	Note Discount	Deferred Financing Costs	Net of Discount and Deferred Financing Costs
4.25% Convertible Notes	$78,225	$(10,330)	$(1,841)	$66,054	$78,225	$(11,060)	$(1,971)	$65,194
Exchangeable Notes	35,743	(23,930)	(3,345)	8,468	35,743	(24,363)	(3,405)	7,975
Delayed Draw Term Loan	30,302	-	(2,585)	27,717	30,000	-	(2,752)	27,248
Treximet Secured Notes - Long Term	166,697	-	(4,292)	162,405	166,697	-	(2,810)	163,887
Treximet Secured Notes - Short Term	-	-	-	-	5,373	-	(1,709)	3,664
ABL Credit Agreement	14,185	-	-	14,185	14,185	-	-	14,185
Total outstanding debt	$325,152	$(34,260)	$(12,063)	$278,829	$330,223	$(35,423)	$(12,647)	$282,153

Less: Current portion of long-term debt				-				3,664
Long-term debt outstanding, net				$278,829				$278,489

Convertible Notes:

4.25% Convertible Notes

On April 22, 2015, the Company issued $130.0 million aggregate principal amount 4.25% Convertible Notes. The 4.25% Convertible Notes mature on April 1, 2021, unless earlier converted, redeemed or repurchased. Interest on the 4.25% Convertible Notes is payable on April 1 and October 1 of each year, beginning October 1, 2015.

The 4.25% Convertible Notes are governed by the terms of an indenture (the 4.25% Convertible Notes Indenture), between the Company and Wilmington Trust, National Association (the 4.25% Convertible Notes Trustee), each of which were entered into on April 22, 2015.The Company may not redeem the 4.25% Convertible Notes prior to April 6, 2019. However, the holders may convert their 4.25% Convertible Notes at any time prior to the close of business on the business day immediately preceding January 1, 2021 only under certain circumstances. The effective interest rate on the 4.25% Convertible Notes, including debt issuance costs and bifurcated conversion option derivative (discussed below), is 10.4%.

The Company is required to separate the conversion option in the 4.25% Convertible Notes under Accounting Standards Codification (ASC) 815, Derivatives and Hedging. During April 2015, the Company recorded the bifurcated conversion option valued at $28.5 million as a derivative liability, which created a discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period, while the discount created on the 4.25% Convertible Notes is accreted as interest expense over the life of the debt. The derivative liability is valued at $112,000 and $93,000 as of March 31, 2018 and December 31, 2017, respectively.

Interest expense was $1.7 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively, related to the 4.25% Convertible Notes and includes amortization of deferred financing costs and accretion of debt discount. Change in fair value of derivative liability was an expense of $19,000 and $354,000 for the three months ended March 31, 2018 and 2017, respectively. Accrued interest on the 4.25% Convertible Notes was approximately $1.7 million and $831,000 as of March 31, 2018 and December 31, 2017, respectively.

As a result of the Exchangeable Notes transaction during the third quarter of 2017, the Company recorded $14.7 million as gain from exchange of debt for the three months ended September 30, 2017.

Exchangeable Notes

On July 20, 2017, the Company entered into an exchange agreement (the Exchange Agreement) with certain holders of its 4.25% Convertible Notes pursuant to which $51.8 million of aggregate principal amount of its 4.25% Convertible Notes held by such holders were exchanged for (i) $36.2 million aggregate principal amount of 4.25%/5.25% Exchangeable Senior Notes due 2022 (the Exchangeable Notes), issued by Pernix Ireland Pain Designated Activity Company, or PIP DAC, a wholly-owned subsidiary of the Company, pursuant to an Indenture, dated July 21, 2017 (the New Notes Indenture), among PIPL, the guarantors party thereto (the Guarantors), and Wilmington Trust, National Association, as Trustee and (ii) 1,100,498 shares of the Company's common stock.

The Exchangeable Notes issued under the New Notes Indenture are guaranteed by the Company and each other subsidiary thereof. The Exchangeable Notes are senior, unsecured obligations of PIP DAC. Interest on the Exchangeable Notes will be paid in cash or a combination of cash and in-kind interest at PIP DAC's election. Interest paid in cash (the All Cash Method) will accrue at a rate of 4.25% per annum, while interest paid in a combination of cash and in-kind will accrue at a rate of 5.25% per annum, with 2.25% per annum (plus additional interest, if any) capitalized to the principal amount of the Exchangeable Notes, and the balance paid in cash. The maturity date of the Exchangeable Notes Indenture is July 15, 2022. The Exchangeable Notes initially are exchangeable into shares of the Company's common stock at an exchange price per share of $5.50 (the Exchange Price).

The Exchange Agreement allowed the Company to reduce the principal amount of its outstanding indebtedness through the exchange of the Holders' 4.25% Convertible Notes for a smaller principal amount of the Exchangeable Notes. The principal amount of the Exchangeable Notes may be reduced if the holders thereof exchange their Exchangeable Notes for shares of the Company's common stock. The Exchangeable Notes Indenture will provide capacity to refinance up to an additional $25.0 million principal amount of the 4.25% Convertible Notes, which refinancing could also provide an opportunity to further reduce the principal amount of the Company's outstanding indebtedness.

The outstanding borrowings of the Exchange Notes were paid down by $500,000 in November 2017 with a portion of the proceeds from the sale of non-core assets. Interest expense was $943,000 and $0 for the three months ended March 31, 2018 and 2017, respectively, and includes amortization of deferred financing costs and accretion of debt discount. Accrued interest on the Exchangeable Notes was approximately $391,000 and $675,000 as of March 31, 2018 and December 31, 2017, respectively.

Term Facility:

On July 21, 2017 PIP DAC entered into a term loan credit agreement (the Delayed Draw Term Loan or DDTL) with Cantor Fitzgerald Securities, as agent (the Term Agent) and the lenders party thereto to obtain the DDTL. $30.0 million under the DDTL was drawn on the date of closing of the Transactions, and the remaining $15.0 million will be available for subsequent draws for certain specified purposes, including to finance certain acquisitions, subject to conditions set forth in the Term Credit Agreement. The DDTL includes an incremental feature that allows PIP DAC, with the consent of the requisite lenders under the Term Facility, to obtain up to an additional $20.0 million in term loan commitments. Interest on the loans will accrue either in cash or a combination of cash and in kind interest, at PIP DAC's election. Cash interest will accrue at a rate of 7.50% per annum, while the combination of cash and in-kind interest will accrue at a rate of 8.50% per annum, with up to 4.00% per annum added to the principal amount of loans and the balance paid in cash. The DDTL will mature on July 21, 2022. During the three months ended March 31, 2018, PIP DAC elected the PIK option in lieu of making scheduled interest payments. The election increased the principal due on the DDTL by $302,000 as of March 31, 2018.

PIP DAC also entered into a mortgage debenture with Cantor Fitzgerald Securities as agent, pursuant to which PIP DAC's obligations under the DDTL will be secured by substantially all of the assets of PIP DAC and its future-acquired subsidiaries.

Interest expense was $802,000 for the three months ended March 31, 2018 related to the DDTL and includes amortization of deferred financing costs. Accrued interest on the DDTL was approximately $476,000 and $484,000 as of March 31, 2018 and December 31, 2017, respectively.

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

On April 13, 2015, the Company amended the August 2014 Indenture to allow the Company to, among other things, incur up to $42.2 million of additional debt (the Indenture Amendments). On December 29, 2017, the Company and the August 2014 Trustee entered into a third supplemental indenture (the Third Supplemental Indenture) to amend the August 2014 Indenture to clarify the definition of "Net Sales", as such term is defined in the August 2014 Indenture and resulted in the deferral of $3.2 million of principal payments until maturity of the notes.

The Treximet Secured Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year (each, a Payment Date), beginning on February 1, 2015. On each Payment Date, commencing August 1, 2015, the Company began paying installments of principal of the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date). At each month-end beginning with January 2015, the net sales of Treximet will be calculated, the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at each month-end of each six-month period does not result in any excess over the interest due, no principal payment must be paid at that time. The remaining balance outstanding on the Treximet Secured Notes will be due on the maturity date, which is August 1, 2020. As of December 31, 2017, the Company classified $5.4 million of the Treximet Secured Notes as a current liability and $166.7 million as a non-current liability at both March 31, 2018 and December 31, 2017.

The Treximet Secured Notes are secured by a continuing first-priority security interest in substantially all of the assets of the Company and the Treximet Guarantors related to Treximet other than inventory and certain inventory related assets, including accounts arising from the sale of the inventory.

Interest expense related to the Treximet Secured Notes was $5.5 million and $5.9 million for the three months ended March 31, 2018 and 2017, respectively, and includes amortization of deferred financing costs. Accrued interest on the Treximet Secured Notes was approximately $3.3 million and $8.6 million as of March 31, 2018 and December 31, 2017, respectively.

Credit Facility:

Cantor Fitzgerald

On July 21, 2017, Pernix and certain subsidiaries of Pernix as borrowers and guarantors (the ABL Borrowers) and Pernix Ireland Pain DAC, Pernix Ireland Limited, Pernix Holdco 1, LLC, Pernix Holdco 2, LLC and Pernix Holdco 3, LLC as additional guarantors (the ABL Guarantors), entered into an asset-based revolving credit agreement (the ABL Credit Agreement) with Cantor Fitzgerald Securities, as agent (the ABL Agent) and the lenders party thereto to obtain the ABL Credit Agreement.

The ABL Borrowers' obligations under the ABL Credit Agreement are guaranteed by the ABL Borrowers and the ABL Guarantors are secured by, among other things, the ABL Borrowers' cash, inventory and accounts receivable, in each case pursuant to a guaranty and security agreement between the ABL Borrowers, ABL Guarantors and Cantor Fitzgerald Securities as agent. Borrowings under the ABL Credit Agreement bear interest at the rate of LIBOR plus 7.50%, payable monthly, in addition to a commitment fee on any undrawn commitments at a rate per annum of 0.25%, payable monthly. The ABL Credit Agreement contains representations and warranties, affirmative and negative covenants, and events of default applicable to the Company, the other ABL Borrowers, the ABL Guarantors and their respective subsidiaries that are customary for credit facilities of this type. The ABL Credit Agreement will mature on July 21, 2022.

Interest expense was $479,000 for the three months ended March 31, 2018 related to the ABL Credit Agreement and includes amortization of deferred financing costs. Accrued interest on the ABL Credit Agreement was approximately $16,000 and $19,000 as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, unamortized debt issuance costs of $581,000 and $1.9 million are recorded on the consolidated balance sheet in Prepaid expenses and other currents assets and Other assets, respectively, and are being amortized to interest expense over the life of the agreement. As of December 31, 2017, $581,000 and $2.1 million of unamortized debt issuance costs are recorded on the consolidated balance sheet in Prepaid expenses and other currents assets and Other assets, respectively.

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

Interest expense including amortization of deferred financing costs related to the Wells Fargo Credit Facility amounted to $128,000 for the three months ended March 31, 2017.

The following table represents the future maturity schedule of the outstanding debt and line of credit at March 31, 2018 (in thousands):

Amount
2018 (April - December)	$-
2019	-
2020	166,697
2021	78,225
2022	80,230
Thereafter	-
Total maturities	325,152
Less:
Note discount	(34,260)
Deferred financing costs	(12,063)
Total outstanding debt, net	$278,829

Note 9. Stockholders' Equity

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

During the three months ended March 31, 2018 and 2017, the Company did not sell any shares of common stock under the Sales Agreement. As of March 31, 2018, approximately $77.5 million of common stock remained available to be sold under this facility, subject to certain limitation to the extent the Company continues to have a public float of less than $75.0 million.

Warrants

As of March 31, 2018, the Company has approximately 4,857 outstanding common stock warrants in connection with the acquisition of Somaxon Pharmaceuticals, Inc. (Somaxon) in March 2013.

In November 2017, the Company's shareholders approved the 2017 Omnibus Incentive Plan (the 2017 Plan)for future equity awards granted by the Company. Subject to the adjustments described below, the maximum number of shares of the Company's common stock that will be available for issuance under the 2017 Omnibus Incentive Plan will be equal to the sum of (i) one million (1,000,000) shares of the Company's common stock plus (ii) the number of shares of our common stock available for future awards under the 2015 Omnibus Incentive Plan and the 2009 Stock Incentive Plan as of November 15, 2017, plus (iii) the number of shares of the Company's common stock related to awards outstanding under such plans as of November 15, 2017 that terminate after such date by expiration or forfeiture, cancellation, or otherwise without the issuance of such shares of the Company's common stock.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options. The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing mode were as follows:

	Three Months Ended
	March 31,
	2018	2017
Weighted average expected
stock price volatility	86.4%	85.0%
Estimated dividend yield	-	-
Risk-free interest rate	2.7%	2.1%
Expected life of option (in years)	6.3	6.2
Weighted average grant date
fair value per option	$1.83	$1.86

The Company measures the grant date fair value of restricted stock units (RSUs) using the Company's closing common stock price on the trading date immediately preceding the grant date.

The accounting policy with respect to stock options and RSUs is described in the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Stock-based compensation expense was $400,000 and $745,000 for the three months ended March 31, 2018 and 2017, respectively. Stock-based compensation expense for the periods presented is included within the selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

Stock Options

The following table shows the option activity, described above, during the three months ended March 31, 2018 (shares and intrinsic value in thousands):

			Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Shares	Price	(years)	Value
Options Outstanding at December 31, 2017	1,042	$13.80	8.8
Granted	336	2.46
Exercised	-	-
Cancelled	(62)	21.84
Expired	-	-
Options outstanding at March 31, 2018	1,316	$10.53	8.9	$3
Options vested and expected to vest as of March 31, 2018	850	$14.51	8.6	$2
Options vested and exercisable as of March 31, 2018	338	$24.30	7.8	$-

As of March 31, 2018, there was approximately $2 million of total unrecognized compensation cost related to non-vested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 2.0 years.

The total intrinsic value of options exercised during each of the three months ended March 31, 2018 and 2017 was $0.

Options issued subsequent to January 2014 have a graded vesting schedule over either three or four years. The Company's stock option grants expire ten years from the date of grant.

Restricted Stock

The following table shows the Company's non-vested restricted stock activity during the three months ended March 31, 2018 (shares in thousands):

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested restricted stock outstanding at December 31, 2017	135	$3.17
Granted	62	2.46
Vested	(1)	2.19
Forfeited	-	-
Non-vested restricted stock outstanding at March 31, 2018	196	$2.95

The total fair value of RSUs vested in the three months ended 2018 and 2017, were $3,000 and $0, respectively. As of March 31, 2018, there was $244,000 total unrecognized compensation cost related to non-vested restricted stock issued to employees and directors of the Company which is expected to be recognized ratably over a weighted-average period of 2.3 years.

Note 10. Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("TCJA") was enacted reducing the corporate Federal tax rate from 35% to 21% effective for tax years beginning on or after January 1, 2018. ASC 740, Income Taxes, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA's provisions and anticipated guidance from the U.S. Treasury and the Internal Revenue Service regarding the TCJA, the SEC staff issued Staff Accounting Bulletin 118, which allows companies to record the tax effects of the TCJA on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment of the TCJA.

Under the TCJA, the Corporate Alternative Minimum Tax ("AMT") was repealed. The Company's previously recorded AMT credits of approximately $0.2 million are now refundable subject to budgetary sequestration over a four-year period beginning in 2018, and the previously recorded valuation allowance for these AMT credits was reversed during the year ended December 31, 2017. The Company's Irish subsidiaries have accumulated deficits in earnings and profits and thus the Company will not be subject to the one-time transition tax.

The TCJA creates a new requirement that certain income (i.e., Global intangible low taxed income "GILTI") earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the Tax Act or make an accounting policy election for the ASC 740 treatment of the GILTI tax. Therefore, the Company has not recorded any amounts related to potential GILTI tax in its condensed financial statements and has not yet made a policy decision regarding whether to record deferred taxes on GILTI.

The Company reported an income tax expense of $39,000 and $55,000 for the three months ended March 31, 2018 and 2017 respectively. The Company's effective tax rate was 0.2% for the three months ended March 31, 2018, compared to an estimated annual effective rate of 0.2% for the three months ended March 31, 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All deferred tax assets were subject to a full valuation allowance as of December 31, 2017.

The Company evaluates the realizability of its U.S. net deferred tax assets based on all available evidence, both positive and negative, on a quarterly basis. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that due to recent losses there is a continued need for a full valuation allowance against all of the Company's deferred tax assets as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, the Company's gross deferred tax assets are comprised primarily of U.S. Federal net operating losses and accruals, and its gross deferred tax liabilities are comprised primarily of differences in the financial statement and tax bases of intangible assets.

The Company files income tax returns with both federal and state-level taxing authorities in the U.S., and with the taxing authorities of various foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. As of March 31, 2018, the Company's 2014 and 2015 Federal tax returns are under examination by the Internal Revenue Service. Other years subject to potential examination include 2016 and 2017.

Note 11. Commitments and Contingencies

Legal Proceedings

Recro Gainesville LLC v. Actavis Laboratories FL, Inc., District of Delaware Case Nos. 14-1118, 15-413, and 15-1196; Recro Gainesville LLC v. Alvogen Malta Operations Ltd., District of Delaware Case No. 14-1364.

Recro is the owner of U.S. Patent Nos. 6,228,398 (the '398 Patent) and 6,902,742 (the '742 Patent), both of which expire on November 1, 2019, and U.S. Patent No. 9,132,096 (the '096 Patent), which expires on September 12, 2034.  All three patents (collectively, the Orange Book Patents) are listed in the United States Food and Drug Administration's (FDA) Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) as covering Zohydro ER.  Actavis and Alvogen each filed Abbreviated New Drug Applications (ANDAs) with the FDA seeking approval of proposed generic versions of Zohydro ER in 10, 15, 20, 30, 40, and 50 mg dosage strengths.  Those ANDAs and amendments thereto contained certifications asserting that the Orange Book Patents are invalid and not infringed.  Pursuant to the Hatch-Waxman Act, Recro brought suit against Actavis on September 3, 2014 and May 21, 2015 for declaratory judgment of infringement of the '398 and '742 Patents, and on December 23, 2015 for declaratory judgment of infringement of the '096 Patent.  In response, Actavis filed counterclaims seeking declaratory judgments of non-infringement and invalidity of all three Orange Book Patents.  Pursuant to the Hatch-Waxman Act, Recro brought suit against Alvogen on November 3, 2014 for declaratory judgment of infringement of the '398 and '742 Patents.  In response, Alvogen filed counterclaims seeking declaratory judgments of non-infringement and invalidity of those two patents.  On September 13, 2016, Recro and Actavis jointly filed a stipulation of dismissal of all claims and counterclaims relating to the '398 Patent, and that stipulation was entered by the Court on September 14, 2016.  On September 29, 2016, Recro and Alvogen jointly filed a stipulation of dismissal of all claims and counterclaims then-pending, and that stipulation was entered by the Court on September 30, 2016, ending the case between Recro and Alvogen.  Recro and Actavis participated in a bench trial in the United States District Court for the District of Delaware regarding the '742 and '096 Patents, which was completed on October 7, 2016.  During the trial, Actavis declined to pursue its invalidity counterclaims as to both the '742 and '096 Patents.  The parties' post-trial submissions regarding the remaining issues of infringement were filed on November 7, 2016. The 30-month stay for Actavis expired on February 12, 2017 and on February 22, 2017, Judge Gregory M. Sleet of the United States District Court for the District of Delaware concluded that Actavis Laboratories FL, Inc.'s proposed generic versions of Zohydro ER infringe U.S. Patent Nos. 9,132,096 (which expires on September 12, 2034) and 6,902,742 (which expires on November 1, 2019). Further, Judge Sleet entered an order enjoining Actavis from engaging in the commercial manufacture, use, offer to sell, or sale in the United States, or importation into the United States of Actavis' ANDA product prior to expiration of these two patents. On March 22, 2017 Actavis filed an appeal, which was fully briefed as of September 13, 2017.  Oral argument in the appeal has not yet been scheduled.  On October 30, 2017, Recro brought suit against Actavis for infringement of U.S. Patent No. 9,713,611 (the '611 Patent), a continuation of the '096 Patent that issued on July 25, 2017 and was listed in the Orange Book as covering Zohydro ER. Pernix and Actavis entered into a settlement agreement on January 29, 2018.  That settlement agreement resolved the pending disputes between Recro and Actavis.

Pernix Ireland Pain, DAC and Pernix Therapeutics, LLC v. Actavis Laboratories FL, Inc., District of Delaware Case No. 16-138; Pernix Ireland Pain, DAC. and Pernix Therapeutics, LLC v. Alvogen Malta Operations, Ltd., District of Delaware Case No. 16-139.

Pernix Ireland Pain, Ltd. is the owner of U.S. Patent No. 9,265,760 ("the '760 Patent"), which issued on February 23, 2016, U.S. Patent No. 9,326,982 (the '982 Patent), which issued on May 3, 2016, U.S. Patent No. 9,333,201 (the '201 Patent), which issued on May 10, 2016, and U.S. Patent No. 9,339,499 (the '499 Patent), which issued on May 17, 2016 (collectively, the Pernix Zohydro® ER Patents).  The Pernix Zohydro® ER Patents are listed in the Orange Book as covering Zohydro® ER.  Pernix Therapeutics, LLC (Pernix LLC) is the exclusive licensee of the Pernix Zohydro® ER Patents and is the sole distributor of Zohydro® ER in the United States.  As discussed above, Actavis and Alvogen (Defendants) each filed Abbreviated New Drug Applications ("ANDAs") with the FDA seeking approval of proposed generic versions of Zohydro® ER in 10, 15, 20, 30, 40, and 50 mg dosage strengths, and litigation regarding those ANDAs is ongoing in the District of Delaware in Recro Gainesville LLC v. Actavis Laboratories FL, Inc., District of Delaware Case Nos. 14-1118, 15-413, 15-1196; and Recro Gainesville LLC v. Alvogen Malta Operations Ltd., District of Delaware Case No. 14-1364.  Pernix LLC brought suit against Defendants in the District of Delaware on March 4, 2016, seeking declaratory judgment of infringement of the '760 Patent. The Complaints relating to the '760 Patent were served on March 7, 2016. Pernix LLC filed and served First and Second Amended Complaints on May 13, 2016 and May 31, 2016, against Alvogen and Actavis respectively, adding allegations of infringement with respect to the '982, '201, and '499 Patents.  Defendants filed Motions to Dismiss the Complaints under Rule 12(b)(6), asserting that the claims of the Pernix Zohydro® ER Patents are invalid under 35 U.S.C. 101. Briefing regarding the Motion to Dismiss was completed on July 11, 2016.  United States Patent Nos. 9,421,200 ("the '200 Patent") and 9,433,619 ("the '619 Patent") issued on August 23, 2016 and September 5, 2016, respectively.  Pernix LLC filed and served Second and Third Amended Complaints, against Alvogen and Actavis respectively, on October 12, 2016, adding allegations of infringement with respect to the '200 and '619 Patents.  Actavis and Alvogen filed their respective Answers on November 30, 2016, denying Pernix LLC's infringement allegations, and raising Counterclaims of non-infringement and invalidity as to each of the asserted Pernix LLC patents.  Pernix LLC and Actavis entered into a settlement agreement on January 29, 2018.  Under the terms of the agreement, Pernix LLC will grant Actavis a license to begin selling a generic version of Zohydro® ER on March 1, 2029, or earlier under certain circumstances.  Other details of the settlement are confidential.  The launch of Actavis's generic product is contingent upon Actavis receiving final approval from the FDA of its ANDA for a generic version of Zohydro® ER.  Trial related to the suit against Alvogen is scheduled for June 11, 2018.

Medicine to Go Pharmacies, Inc. v. Macoven Pharmaceuticals, LLC and Pernix Therapeutics Holdings, Inc., District Court of New Jersey Case No. 3:16-cv-07717.

On October 23, 2016, Medicine to Go Pharmacies, Inc. (the Macoven Plaintiff) filed an action against Macoven, Pernix and unidentified individuals seeking redress for the sending of unlawful advertisements to facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227. On December 2, 2016, the Company filed its answers in defense of the allegations. The fax campaign that is the subject of this litigation was administered by a third party, Odyssey Services (Odyssey), that was not initially named as a defendant in this litigation. On June 22, 2017, Pernix filed a third-party complaint against Odyssey, seeking indemnity and contribution for any amounts that Pernix may be liable to pay to the Plaintiff.  Odyssey has since filed a motion for summary judgment, seeking to dismiss the third-party claims against it.  That motion is currently pending before the Court.  The Company therefore may not be able to secure indemnification from Odyssey for costs that it might incur relative to this matter, and insurance defense and indemnity do not appear available to the Company. The Company is in the process of attempting to quantify its potential liability; however, it disputes plaintiffs' claims and, based upon known facts, intends to vigorously defend itself in this litigation.

Opioids Litigation

Beginning in 2014 and continuing to the present, a number of pharmaceutical companies have been named in numerous lawsuits brought by certain state and local governments related to the marketing of opioid pain medications. The claims are generally based on alleged misrepresentations and/or omissions in connection with the sale and marketing of prescription opioid pain medications and/or an alleged failure to take adequate steps to prevent abuse and diversion. The suits generally seek penalties and/or injunctive and monetary relief. These cases are in early stages of litigation. In May 2018, the Company was notified that the State of Arkansas has named approximately 65 companies and individuals, including the Company, in an ongoing lawsuit relative to the marketing and sale of opioid pain medications. At this time, the Company is unaware of whether it will be named in any of the other opioid pain medication lawsuits brought by other state and local governments. The Company intends to vigorously defend against the claims in the Arkansas litigation but is unable to predict probable outcomes at this time.

Other Commitments and Contingencies

In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor.  As of March 31, 2018, remaining payment obligations of the Company owed under these settlement agreements are $500,000. The balance is payable in equal annual installments of $250,000 through 2019. The current portion is recorded in other liabilities - current and the non-current portion is recorded in other liabilities - long-term on the Company's unaudited condensed consolidated balance sheets as of March 31, 2018.

During the first quarter of 2014, the Company settled all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by the Company. As part of the settlement, the Company agreed to pay $12.0 million, payable in annual amounts of $2.0 million until the settlement is paid in full. As of March 31, 2018, the net present value of remaining payment obligations owed under this settlement agreement is $1.9 million and is recorded within other liabilities - current on the Company's unaudited condensed consolidated balance sheet as of March 31, 2018.

GlaxoSmithKline (GSK) Arbitration

Pursuant to Amendment No. 2, the Company agreed that if on or before September 30, 2019, the Company (x) redeems or repurchases its 4.25% Convertible Notes for greater than 31.00 cents for every one dollar of principal amount outstanding or (y) exchange such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31.00 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, the Company shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2.0 million.  GSK has agreed that for so long as the Company complies with the payment terms set forth in the Amendment No. 2, enforcement of the award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the award, and that the outstanding balance of the Award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms.  As of March 31, 2018 and December 31, 2017, the Company has recorded $2.0 million as contingent consideration for the potential payment due by September 30, 2019 and is recorded in Arbitration Award on the Company's consolidated balance sheet as of December 31, 2017. Also, the Company recorded $10.5 million as Gain from legal settlement for the year ended December 31, 2017 pursuant to Amendment No. 2 in the consolidated statements of operations and comprehensive loss.

Note 12. Restructuring

On January 4, 2018, the Company committed to and commenced a realignment plan to reduce operating costs and better align our workforce with the needs of our business in anticipation of the expiration of certain patents related to our Treximet® fixed dose combination product (2018 Restructuring). The Company completed the realignment plan on January 5, 2018, resulting in a reduction of our workforce by 41 employees, the majority of which were associated with our sales force and commercial infrastructure. As of March 31, 2018, the Company has incurred $717,000 in costs related to the 2018 Restructuring, consisting of $644,000 related to employee termination benefits and $73,000 related to contract termination costs. All associated costs were paid by March 31, 2018.

On July 7, 2016, the Company announced a restructuring of its sales force and operations (2016 Restructuring). The 2016 Reorganization included a reduction of 54 sales positions, primarily from the Company's Neurology sales team and reduced its administrative staff by 6 employees. To date, the Company has incurred $2.5 million in costs related to the 2016 Restructuring, consisting of $1.4 million related to employee termination benefits and $1.1 million related to contract termination costs. All associated contract termination cost payments are expected to be made by June 30, 2018.

A summary of accrued restructuring costs, included as a component of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets, is as follows (in thousands):

	December 31, 2017	Charges	Cash	Non-cash	March 31, 2018
2018 Restructuring	$-	$717	$(717)	$-	$-

	December 31, 2017	Charges	Cash	Non-cash	March 31, 2018
2016 Restructuring	$265	$112	$(125)	$-	$252

Note 13. Business Combinations/Divestitures

There were no acquisitions during the three months ended March 31, 2018.

Sale of Non-Core Assets

On November 6, 2017 the Company announced the sale of a non-core product, Cedax (ceftibuten capsules and ceftibuten for oral suspension), a third-generation cephalosporin antibiotic for the treatment of acute bacterial exacerbations of chronic bronchitis and middle ear infection, to SI Pharmaceuticals, LLC, for $2.0 million in gross cash proceeds. Cedax was discontinued by Pernix in 2016 and the Company has not generated any sales from this product in 2017. This was recorded on the gain on sale of assets line on the consolidated statement of operations and comprehensive loss for the three months ended September 2017.

Note 14. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cash (received) paid for income taxes, net	$(16)	$(679)
Cash paid for interest	11,735	11,481

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in "Part I-Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth under "Part I-Item1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017, "Part II-Item1A. Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2018.

The discussion below contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein, other than statements of current or historical fact, including statements regarding our current expectations of our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities and any other statements about management's future expectations, beliefs, goals, plans or prospects, constitute forward-looking statements. We have tried to identify forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "target," "will," "would" or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to comply with the covenants under our indebtedness, including our outstanding note securities, our asset based revolving credit facility and our delayed draw term loan; the rate and degree of market acceptance of, and our ability and our distribution and marketing partners' ability to obtain reimbursement for, any approved products; our ability to successfully execute our sales and marketing strategy, including to successfully recruit and retain sales and marketing personnel; our ability to obtain additional financing; our ability to maintain regulatory approvals for and the ability to continue to market our products in the United States; our ability to address any adverse impact on our net revenues caused by our ceasing to distribute the combination product isometheptene mucate, dichlorphenazone (IDA), and acetaminophen in compliance with United States Food and Drug Administration (FDA) requirements; the accuracy of our estimates regarding expenses, future revenues and capital requirements; our ability to manage our anticipated future growth; the ability of our products to compete with generic products as well as new products that may be developed by our competitors; our ability and our distribution and marketing partners' ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products, the performance of our manufacturers, over which we have limited control; our ability to obtain and maintain intellectual property protection for our products; our ability to operate our business without infringing the intellectual property rights of others; loss of key scientific or management personnel; regulatory developments in the United States. and foreign countries; our ability to either acquire or develop and commercialize other product candidates in addition to our current products; uncertainties surrounding the U.S. bankruptcy proceedings involving Orexigen; uncertainties surrounding the potential acquisition of Orexigen; the outcome of any litigation to which we may be subject and other risks detailed above in "Part I-Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three months ended March 31, 2018, as well as any amendments thereto reflected in subsequent filings with the SEC.

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

We target underserved segments, such as central nervous system (CNS) indications, including pain and neurology. We promote our core branded products to physicians through our sales forces. We market our generic products through our wholly owned subsidiaries, Macoven and Cypress.

Our branded products include Zohydro® ER with BeadTek®, an extended-release opioid agonist indicated for the management of pain, Silenor®, a non- controlled substance and approved medication indicated for the treatment of insomnia characterized by difficulty with sleep maintenance and Treximet®, a medication indicated for the acute treatment of migraine attacks, with or without aura, in adults.

Quarterly Update

Adoption of New Accounting Guidance

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers (ASC 606) and all the related amendments to all contracts using the modified retrospective method. Upon adoption of ASC 606, we did not initially recognize a cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We do not expect the adoption of the new revenue standard to have a material impact to the Company's net income on an ongoing basis. See note 2, Basis of Presentation and Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements for more information.

Sales Force Restructure

On January 4, 2018, we committed to and commenced a realignment plan to reduce operating costs and better align our workforce with the needs of our business in anticipation of the expiration of certain patents related to our Treximet® fixed dose combination product. We completed the realignment plan on January 5, 2018, resulting in a reduction of our workforce by 41 employees, the majority of which were associated with our sales force and commercial infrastructure. In connection with this commercial reorganization, we expect to realize annualized cost savings of $7.0-$8.0 million beginning in the first quarter of 2018. We recorded a one-time charge of $717,000 during the three months ended March 31, 2018 as a result of this realignment.

Patent Litigation Settlement Agreement with Actavis Concerning Zohydro ER

We announced on January 29, 2018 that it has entered into a settlement agreement with Actavis Laboratories FL (Actavis) resolving patent litigation related to Zohydro ER with BeadTek. The litigation has been pending in the U.S. District Court for the District of Delaware and resulted from Actavis's submission of an ANDA to the FDA seeking approval to market a generic version of Zohydro ER with BeadTek. Under the terms of the agreement, we will grant Actavis a license to begin selling a generic version of Zohydro ER with BeadTek on March 1, 2029, or earlier under certain circumstances.  Other details of the settlement are confidential.  The launch of Actavis's generic product is contingent upon Actavis receiving final approval from the FDA of its ANDA for a generic version of Zohydro ER with BeadTek. The settlement agreement also resolves a pending appeal related to a patent litigation between Recro Gainesville LLC and Actavis, which also relates to Actavis's proposed generic version of Zohydro ER with BeadTek. As required by law, the parties will submit the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. A patent litigation we previously had commenced against Alvogen Malta Operations Ltd. related to Alvogen's proposed generic version of Zohydro with BeadTek remains pending in the U.S. District Court for the District of Delaware.

Launch of Treximet Authorized Generic

On February 14, 2018, four patents covering Treximet expired, enabling up to three generic competitors to enter the market. As of March 31, 2018, one of these competitors has entered the market and we are expecting the other two competitors to enter later in 2018. Concurrent with the launch of generics by third parties, we launched an authorized generic version of Treximet and we will also continue to distribute the branded versions of Treximet. We have one additional patent that covers Treximet which will expire in 2026 that the Company expects to prevent additional generic competitors from entering the market until that time. We expect that generic competition for Treximet will negatively impact our net revenues for the fiscal year ending December 31, 2018.

Return to Market of Zohydro ER® with Beadtek 20MG

On March 28, 2018 we resumed distribution of the 20 mg dosage strength of Zohydro® ER (hydrocodone bitartrate) with BeadTek®. Prior to the back order, the 20 mg dosage strength was the most utilized dosage strength of Zohydro ER with BeadTek, representing approximately 28 percent of 2016 annual total prescriptions.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,		Increase /
	2018	2017	(Decrease)	Percent
Net revenues	$28,139	$29,742	$(1,603)	-5%

Costs and operating expenses:
Cost of product sales	8,961	10,040	(1,079)	-11%
Selling, general and administrative expense	17,283	20,275	(2,992)	-15%
Research and development expense	4	528	(524)	-99%
Depreciation and amortization expense	9,865	18,547	(8,682)	-47%
Change in fair value of contingent consideration	263	346	(83)	-24%
Restructuring costs	829	100	729	*
Other income (expense):
Interest expense	(9,460)	(8,959)	501	6%
Change in fair value of derivative liability	(19)	(354)	335	*
Foreign currency transaction gain (loss)	-	-	-	*
Income tax expense (benefit)	39	55	(16)	*

* Comparison to prior period is not meaningful.

Net Revenues

Net revenues consist of net product sales and revenue from co-promotion and other revenue sharing arrangements or agreements. We recognize product sales net of estimated allowances for product returns, price adjustments (customer rebates, managed care rebates, service fees, chargebacks, coupons and other discounts), government program rebates (Medicaid, Medicare and other government sponsored programs) and prompt pay discounts. The factors that determine our net product sales are the level of demand for our products, unit sales prices, the applicable federal and supplemental government program rebates, contracted rebates, services fees, and chargebacks and other discounts that we may offer such as consumer coupon programs. In addition to our own product portfolio, we have entered into co-promotion agreements and other revenue sharing arrangements with various parties in return for a percentage of revenue on sales we generate or on sales they generate.

The following table sets forth a summary of our net revenues for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,		Increase /
	2018	2017	(Decrease)	Percent
Treximet	$12,293	$13,770	$(1,477)	-11%
Treximet AG	1,847	-	1,847	*
Zohydro ER	7,025	5,196	1,829	35%
Silenor	5,348	3,549	1,799	51%
Other	1,517	7,163	(5,646)	-79%
Net product revenues	28,030	29,678	(1,648)	-6%
Co-promotion and other revenue	109	64	45	70%
Total net revenues	$28,139	$29,742	$(1,603)	-5%

* Comparison to prior period is not meaningful.

Net revenues decreased $1.6 million or 5% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Treximet brand net revenues decreased by $1.5 million or 11% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to the loss of exclusivity of Treximet® in February 2018 as we experienced generic competition. We expect that future Treximet brand revenues will continue to decrease due to the loss of exclusivity. On February 15, 2018, we launched an authorized generic version of Treximet® (Treximet AG).

Treximet AG net revenues were $1.8 million during the three months ended March 31, 2018 due to its launch on February 15, 2018. There were no sales of Treximet AG prior to its launch.

Zohydro ER net revenues increased by $1.8 million or 35% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was due to an increase in net price of $418,000 and sales volume of $1.4 million. Sales volume was favorably impacted by the relaunch of the 20mg strength of Zohdyro ER during the last week of the quarter.

Silenor net revenues increased by $1.8 million or 51% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was due to an increase in net price of $800,000 and sales volume of $1.0 million.

Net product revenues - other decreased by $5.6 million or 79% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was due primarily to discontinuation of products no longer sold of $4.2 million, including IDA, and increased competitive and pricing pressures on our generics portfolio.

Cost of Product Sales

Cost of product sales decreased by $1.1 million or 11% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease in cost of product sales was due primarily to a $1.3 million decrease in our generics portfolio (primarily IDA), partially offset by increased Zohydro ER product costs of $0.3 million due to increased volume.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by $3.0 million or 15% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The decrease was driven primarily by lower sales force related expenses of $2.3 million due to the restructuring announced in January 2018, lower marketing expenditures of $1.1 million related primarily to Treximet due to the loss of exclusivity, partially offset by higher legal fees of $0.4 million.

Research and Development Expense

Research and development expense decreased by $524,000 during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, due primarily to the discontinuation of certain Zohydro-related research projects.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $8.7 million or 47% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was related primarily to Treximet intangible assets becoming fully amortized upon the expiration of certain underlying patents and the loss of its exclusivity.

Change in Fair Value of Contingent Consideration

For the acquisition of Zohydro ER, we initially recorded $14.2 million of contingent consideration. The fair value of the contingent consideration linked to FDA approval was $2.7 million and the fair value of the contingent consideration linked to achievement of the net sales target was $11.5 million. As of March 31, 2018, the current fair value of the contingent consideration was approximately $1.6 million. We recorded expense of $263,000 and $346,000 as change in fair value of contingent consideration in the three months ended March 31, 2018 and 2017, respectively.

Restructuring Costs

Restructuring costs were $829,000 and $100,000 during the three months ended March 31, 2018 and 2017, respectively, due to the 2018 and 2016 initiatives to restructure our sales force and operations.

Interest Expense

Interest expense increased by $501,000, or 6%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to higher average interest rates related to the borrowings under our Delayed Draw Term Loan and our ABL borrowings. These increases were offset partially by reduced interest expense on our Treximet Secured Notes due to the lower principal balance.

Change in Fair Value of Derivative Liability

We are required to separate the conversion option in the 4.25% Convertible Senior Notes Due 2021 (4.25% Convertible Notes) under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period. We recorded expense of $19,000 and $354,000 as change in fair value of derivative liability in other income (expense) in the three months ended March 31, 2018 and 2017, respectively.

Income Tax Expense

The Company reported an income tax expense of $39,000 and $55,000 for the three months ended March 31, 2018 and 2017, respectively.

Non-GAAP Financial Measures

To supplement our financial results determined by GAAP, we have disclosed in the table below adjusted earnings before interest, taxes, depreciation and amortization (EBITDA).

Adjusted EBITDA is a non-GAAP financial measure that excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP.  This non-GAAP financial measure excludes from net loss; net interest; depreciation and amortization; taxes; net revenue adjustments; cost of product sales adjustments; selling, general and administrative adjustments; change in fair value of contingent consideration; non-recurring litigation expenses; change in fair value of derivative liability; restructuring costs; and foreign currency transactions.  In addition, from time to time in the future there may be other items that we may exclude for the purposes of our use of adjusted EBITDA; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of adjusted EBITDA.  We believe that adjusted EBITDA provides meaningful supplemental information regarding our operating results because it excludes or adjusts amounts that management and the board of directors do not consider part of core operating results or that are non-recurring when assessing the performance of the organization.  We believe that inclusion of adjusted EBITDA provides consistency and comparability with past reports of financial results and provides consistency in calculations by outside analysts reviewing our results.  Accordingly, we believe that adjusted EBITDA is useful to investors in allowing for greater transparency of supplemental information used by management.

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

Reconciliation of GAAP reported net loss to adjusted EBITDA is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
GAAP net loss	$(18,584)	$(29,462)
Adjustments:
Interest expense	9,460	8,959
Depreciation and amortization	9,894	18,576
Income tax expense	39	55
EBITDA	809	(1,872)
Selling, general and administrative adjustments (1)	626	799
Change in fair value of contingent consideration (2)	263	346
Change in fair value of derivative liability (3)	19	354
Restructuring costs (4)	829	100
Adjusted EBITDA	$2,546	$(273)

____________________________

(1)

To exclude deal costs of $0 and $7,000; stock compensation expense of $400,000 and $745,000; severance expense of $19,000 and $43,000; and litigation settlement expenses of $207,000 and $4,000 for the three months ended March 31, 2018 and 2017, respectively.

(2)

Excludes loss from change in fair value of contingent consideration related to the 2015 acquisition of Zohydro ER and is linked to the achievement of certain net sales targets. Any change in fair values between the reporting dates is recognized in the condensed consolidated statements of operations.

(3)

Excludes loss from change in fair value of derivative liability consideration. We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which created additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the condensed consolidated statements of operations for each reporting period.

(4)	To exclude the cost related to the initiative to restructure our sales force and operations for the three months ended March 31, 2018 and 2017.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources (amounts in thousands):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$26,942	$32,820
Total current assets	76,713	92,284
Current debt (1)	-	3,664
Arbitration award (2)	2,000	2,000
Non-current debt (1)	278,829	278,489
Stockholders' deficit	$(192,441)	$(174,257)

(1)

The table below lists the Total Borrowings, the Note Discount, and the Deferred Financing costs that when combined equal the components of Current and Non-current Book Value of the debt listed on our Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively. See Note 8, Debt and Lines of Credit to our Condensed Consolidated Financial Statements.

	Total	Note	Deferred Financing	Book
	Borrowings	Discount	Costs	Value
4.25% Convertible Notes	$78,225	$(10,330)	$(1,841)	$66,054
Exchangeable Notes	35,743	(23,930)	(3,345)	8,468
Delayed Draw Term Loan	30,302	-	(2,585)	27,717
Treximet Secured Notes - Long Term	166,697	-	(4,292)	162,405
Treximet Secured Notes - Short Term	-	-	-	-
ABL Credit Agreement	14,185	-	-	14,185
Balance at March 31, 2018	$325,152	$(34,260)	$(12,063)	$278,829

	Total	Note	Deferred Financing	Book
	Borrowings	Discount	Costs (a)	Value
4.25% Convertible Notes	$78,225	$(11,060)	$(1,971)	$65,194
Exchangeable Notes	35,743	(24,363)	(3,405)	7,975
Delayed Draw Term Loan	30,000	-	(2,752)	27,248
Treximet Secured Notes - Long Term	166,697	-	(2,810)	163,887
Treximet Secured Notes - Short Term	5,373	-	(1,709)	3,664
ABL Credit Agreement	14,185	-	-	14,185
Balance at December 31, 2017 (a)	$330,223	$(35,423)	$(12,647)	$282,153

_______________________

(a)

We reclassified capitalized debt issuance costs of approximately $1.5 million from "Prepaid expenses and other current assets" to our long-term debt instruments within "Total liabilities" except for those related to revolving credit facilities to conform to the current period presentation. This reclassification had no effect on previously reported results of operations, financial position or cash flows.

(2)

GlaxoSmithKline (GSK) Arbitration

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

On July 20, 2017, we and GSK entered into Amendment No. 2 to the Interim Settlement Agreement.  Amendment No. 2 superseded Amendment No. 1 and permitted payment by us to GSK of a reduced amount in full satisfaction of the remaining approximately $21.2 million unpaid portion of the award granted to GSK in the arbitration of certain matters previously disputed by the parties.  Pursuant to Amendment No. 2, we were obligated to make two fixed payments to GSK: (i) a payment of $3.45 million due on or before August 4, 2017 and (ii) a payment of $3.2 million due on or before December 31, 2017. Both of these payments were made as of December 31, 2017. Also pursuant to Amendment No. 2, we agreed that if on or before September 30, 2019, we (x) redeem or repurchase our 4.25% Convertible Notes for greater than 31.00 cents for every one dollar of principal amount outstanding or (y) exchanges such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31.00 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, we shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2.0 million. GSK has agreed that for so long as we comply with the payment terms set forth in the Amendment No. 2, enforcement of the award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the award, and that the outstanding balance of the Award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms. As of March 31, 2018, and December 31, 2017, we recorded $2.0 million as contingent consideration for the potential payment due by September 30, 2019 and is recorded in other liabilities - long term on our condensed consolidated balance sheet. Also, we recorded $10.5 million as Gain from legal settlement for the year ended December 31, 2017 pursuant to Amendment No. 2 in the consolidated statements of operations and comprehensive loss

During the three months ended March 31, 2018 and 2017 we utilized cash from operations of $267,000 and $800,000 respectively.

As of March 31, 2018, we had cash and cash equivalents of $26.9 million and borrowing availability of $9 million under the ABL Facility.

We have an effective shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $150.0 million of our common stock, preferred stock, debt securities, warrants, subscription rights and units. The shelf registration statement includes a sales agreement prospectus covering the offering, issuance and sale of up to $10.0 million shares of our common stock that may be issued and sold under the Controlled Equity Offering Sales Agreement, dated November 7, 2014, between us and Cantor Fitzgerald & Co. as agent. During the year ended December 31, 2017 we sold 680,926 shares of common stock under this controlled equity program for net proceeds of $2.0 million. We did not sell any shares during the three months ended March 31, 2018.

On April 17, 2018, our wholly owned subsidiary, Pernix Ireland Pain Designated Activity Company (PIP DAC) entered into a Commitment Letter (the Commitment Letter) pursuant to which PIP DAC committed to provide Nalpropion Pharmaceuticals, Inc. (Nalpropion) with $7.5 million in debt and/or equity capital to fund Nalpropion's purchase of certain asset of Orexigen Therapeutics, Inc. (Orexigen) on the terms and conditions contained in the Commitment Letter. Nalpropion is a special purpose corporation jointly owned by PIP DAC and certain other co-investors. Nalpropion has submitted a "stalking horse" bid to purchase certain assets of Orexigen, which has filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. 101, et seq. in the United States Bankruptcy Court for the District of Delaware.

Our future capital requirements will depend on many factors, including:

  the closing of the transactions contemplated by the asset purchase agreement between Nalpropion and Orexigen, which would require PIP DAC to provide Nalpropion with $7.5 million in debt and/or equity capital;
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

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2018, and 2017 (in thousands).

	Three Months Ended
	March 31,
Cash provided by (used in)	2018	2017
Operating activities	$(267)	$(800)
Investing activities	(4)	(3)
Financing activities	(5,607)	(12,835)
Net decrease in cash and cash equivalents	$(5,878)	$(13,638)

Comparison of the Three Months Ended March 31, 2018 and 2017

Net cash used in operating activities

Net cash used in operating activities during the three months ended March 31, 2018 was $267,000, a decrease of $533,000 from cash used in operating activities during the three months ended March 31, 2017 of $800,000. The cash used in operating activities during the three months ended March 31, 2018 was driven by the net loss of $18.6 million and net changes in operating assets/liabilities of $5.1 million. This use was partially offset by non-cash expenses totaling $13.0 million. The $800,000 used in operating activities during the three months ended March 31, 2017 was primarily driven by a net loss of $29.5 million. This use was partially offset by non-cash expenses totaling $22.0 million and net changes in operating assets/liabilities of $6.7 million.

Net cash used in investing activities

Net cash used in investing activities during the three months ended March 31, 2018 was $4,000 compared to a use of $3,000 during the three months ended March 31, 2017.

Net cash used in financing activities

Net cash used in financing activities during the three months ended March 31, 2018 was $5.6 million. This cash usage was primarily for the principal repayment of our 12% Senior Secured Notes due 2020 (Treximet Secured Notes). Net cash used in financing activities during the three months ended March 31, 2017 was $12.8 million. Cash used in financing activities for the three months ended March 31, 2017 was for principal payments on our Treximet Secured Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures" within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures.  As of March 31, 2018, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Principal Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference herein from Legal Proceedings under Note 11, Commitments and Contingencies, to our unaudited condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018. The risk factors set forth below supplement or amend those risk factors, as applicable. The occurrence of any one or more of these risks could materially harm our business, operating results, financial condition and prospects. These risks and uncertainties could also cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements that we make from time to time.

Nalpropion may not be the successful bidder for Orexigen's assets at the bankruptcy auction. Further, even if Nalpropion is the successful bidder and the transaction closes, we may be unable to realize the anticipated benefits of the acquisition.

Nalpropion entered into an asset purchase agreement to acquire certain assets from Orexigen. The asset purchase agreement constitutes a "stalking horse bid" for certain of Orexigen's assets in accordance with the bidding procedures approved by the bankruptcy court. Even though the "stalking horse bid" was approved by the bankruptcy court, Orexigen will hold an auction for these assets if they receive additional bids for the assets that meet certain requirements set forth in the bidding procedures. Under this process, other potential acquirers will be afforded the opportunity to submit higher and/or better offers for Orexigen's assets. It is possible that another buyer may be willing to pay more to acquire Orexigen's assets than Nalpropion is willing to pay, in which case Nalpropion would not acquire Orexigen's assets. Alternatively, if another potential acquirer submits a higher offer than Nalpropion's baseline bid, Nalpropion may agree to pay more than $75 million to acquire Orexigen's assets and we, through PIP DAC, may correspondingly agree to increase the commitment to Nalpropion to fund such acquisition. If Nalpropion is selected as the successful bidder at the auction in accordance with the bidding procedures, consummation of the sale will remain subject to bankruptcy court approval. There can be no assurance that Nalpropion will be the successful bidder, that Nalpropion will be able to consummate the acquisition of Orexigen on the terms in the asset purchase agreement or on other terms favorable to us or at all, or that we will be able to consummate our agreement with Nalpropion to market Contrave®, Orexigen's weight-loss product being acquired in the acquisition, and manage Nalpropion, on terms favorable to us or at all. Further, if the transactions contemplated by the asset purchase agreement are completed, we would be responsible for marketing a weight-loss product, which is a therapeutic area that we have not previously serviced. We may be unable to adapt our current operations to appropriately service this market and we may ultimately be unable to realize the anticipated benefits of the acquisition and our agreement with Nalpropion.

Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the sale of our currently marketed products and any other products that we successfully develop or commercialize. For example, at the state and local level, a number of states and major cities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid based pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. In addition, the attorneys general from several states have announced the launch of a joint investigation into the marketing and sales practices of drug companies that manufacture opioid pain medications. In May 2018, we were notified that the Company was named in an ongoing lawsuit that has been brought by the State of Arkansas against various pharmaceutical companies that market and sell opioid based pain medications. At this time, we are unaware of whether we will be named in any of the other lawsuits brought by other state and local governments or in the various investigations by attorneys general from several states.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX
Exhibit No.	Description
3.1	Second Amendment to Bylaws of Pernix Therapeutics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 5, 2018).

10.1

Employment Agreement, dated February 6, 2018, between Pernix Therapeutics Holdings, Inc. and Angus Smith (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 6, 2018).

10.2

Form of Indemnification Agreement between Pernix Therapeutics Holdings, Inc. and Certain Executive Officers and Directors (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on February 6, 2018).

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
(i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017;
(ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Gain for the Three Months Ended March 31, 2018 and 2017;
(iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the Three Months Ended March 31, 2018 and for the Year Ended December 31, 2017;
(iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017; and
(v) Notes to Condensed Consolidated Financial Statements.

_______________________

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: May 10, 2018	By:	/s/ JOHN SEDOR
John Sedor
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ ANGUS SMITH
Angus Smith Senior Vice President and Chief Business Officer and Principal Financial Officer
(Principal Financial Officer)