Form 10-Q
period 2018-09-30
PERNIX THERAPEUTICS HOLDINGS, INC.
filed 2018-11-13
CIK 1024126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes    ☑    No    ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑

On November 6, 2018, there were 14,505,848 shares outstanding of the Registrant's common stock, par value $0.01 per share.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2018

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2018	2017
Current assets:
Cash and cash equivalents	$24,511	$32,820
Accounts receivable, net	66,443	45,317
Inventory, net	17,788	5,396
Prepaid expenses and other current assets	11,935	8,628
Income tax receivable	45	123
Total current assets	120,722	92,284

Property and equipment, net	1,000	752
Goodwill	17,572	12,100
Intangible assets, net	133,649	96,606
Other	1,827	2,263
Total assets	$274,770	$204,005
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$11,302	$7,911
Accrued personnel expenses	5,181	5,748
Accrued allowances	71,698	56,309
Other accrued expenses	10,148	6,909
Interest payable	6,381	10,612
Treximet Secured Notes - current, net	-	3,664
Other liabilities - current	6,901	2,648
Total current liabilities	111,611	93,801

Term loan	41,250	-
Convertible notes - long-term, net	67,823	65,194
Exchangeable notes - long-term, net	10,030	7,975
Delayed draw term loan - long-term, net	37,805	27,248
Derivative liability	54	93
Contingent consideration	1,501	1,358
Treximet Secured Notes - long-term, net	151,364	163,887
Credit facility	14,185	14,185
Deferred revenue	10,840	-
Arbitration award	-	2,000
Other liabilities - long-term	589	2,521
Total liabilities	447,052	378,262
Commitments and contingencies (note 13)
Stockholders' deficit:
Preferred stock, $0.01 par value; 8,500,000 and 10,000,000 shares authorized
at September 30, 2018 and December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Series C convertible preferred stock, $0.01 par value, authorized 1,500,000 shares;
81,000 shares issued and outstanding at September 30, 2018	1	-
Common stock, $0.01 par value, 140,000,000 shares authorized, 13,957,733 and 11,841,173 shares issued and outstanding at September 30, 2018 and
December 31, 2017, respectively	140	119
Additional paid-in capital	274,458	261,158
Accumulated other comprehensive loss	85	-
Accumulated deficit	(479,476)	(435,534)
Total Pernix stockholders' deficit	(204,792)	(174,257)
Noncontrolling interests	32,510	-
Total stockholders' deficit	(172,282)	(174,257)
Total liabilities and stockholders' deficit	$274,770	$204,005

See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net revenues	$37,156	$40,469	$86,383	$104,527

Costs and operating expenses:
Cost of product sales	11,823	10,580	26,353	31,113
Selling, general and administrative expense	31,872	20,226	67,412	59,519
Research and development expense	1,524	99	1,534	709
Depreciation and amortization expense	2,391	18,214	13,686	54,976
Change in fair value of contingent consideration	-	884	143	344
Loss from disposal and impairments of assets	75	25	75	25
Gain from legal settlement	-	(10,476)	-	(10,476)
Restructuring costs	(2)	(97)	1,212	34
Total costs and operating expenses	47,683	39,455	110,415	136,244

Income (loss) from operations	(10,527)	1,014	(24,032)	(31,717)

Other income (expense):
Interest expense, net	(10,073)	(9,323)	(29,063)	(27,491)
Gain on sale of assets	-	-	446	-
Change in fair value of derivative liability	18	46	39	(38)
Gain from exchange of debt	137	14,650	137	14,650
Foreign currency transaction (loss) gain	(843)	-	(864)	-
Total other income (expense), net	(10,761)	5,373	(29,305)	(12,879)

Income (loss) before income tax expense	(21,288)	6,387	(53,337)	(44,596)
Income tax expense	61	27	109	122
Net income (loss)	(21,349)	6,360	(53,446)	(44,718)
Adjust: Net loss attributable to noncontrolling interests	9,504	-	9,504	-
Net income (loss) attributable to common stockholders	$(11,845)	$6,360	$(43,942)	$(44,718)

Net income (loss) per common share attributable to common stockholders:
Basic	$(0.89)	$0.57	$(3.55)	$(4.31)
Diluted	$(0.89)	$0.42	$(3.55)	$(4.31)

Weighted-average common shares outstanding:
Basic	13,301	11,117	12,377	10,387
Diluted	13,301	16,520	12,377	10,387

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$(21,349)	$6,360	$(53,446)	$(44,718)

Other comprehensive income (loss):
Foreign currency translation adjustments	849	-	849	-
Unrealized gain during period, net of tax of $0 and $0, respectively	-	9	-	33
Comprehensive income (loss)	(20,500)	6,369	(52,597)	(44,685)
Less: Comprehensive income attributable to noncontrolling interests	(764)	-	(764)	-
Comprehensive income (loss) attributable to common stockholders	$(21,264)	$6,369	$(53,361)	$(44,685)

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands)
(Unaudited)

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated	Accumulated Other Comprehensive	Total Pernix Stockholders'	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Loss	Deficit	interests	Deficit
Balance at December 31, 2016	-	$-	10,016	$100	$244,309	$-	$(358,393)	$(79)	$(114,063)	$-	$(114,063)
Conversion of restricted stock units	-	-	44	1	(113)		-	-	(112)	-	(112)
Issuance of Convertible Debt	-	-	1,100	11	12,499	-	-	-	12,510	-	12,510
Compensation expense on share-based awards	-	-	-	-	2,491	-	-	-	2,491	-	2,491
Net proceeds from sale of shares	-	-	681	7	1,972	-	-	-	1,979	-	1,979
Other comprehensive loss	-	-	-	-	-	-	-	79	79	-	79
Net loss	-	-	-	-	-	-	(77,141)	-	(77,141)	-	(77,141)
Balance at December 31, 2017	-	-	11,841	119	261,158	$-	(435,534)	-	(174,257)	-	(174,257)
Capital Contribution - Nalpropion	-	-	-	-	-	-	-	-	-	41,250	41,250
Treximet Secured Notes Conversion	81	1	1,855	18	11,558	-	-	-	11,577	-	11,577
Conversion of restricted stock units	-	-	71	1	(37)	-	-	-	(36)	-	(36)
Compensation expense on share-based awards	-	-	-	-	1,328	-	-	-	1,328	-	1,328
Net proceeds from sale of shares	-	-	191	2	451	-	-	-	453	-	453
Other comprehensive loss	-	-	-	-	-	-	-	85	85	764	849
Net loss	-	-	-	-	-	-	(43,942)	-	(43,942)	(9,504)	(53,446)
Balance at September 30, 2018	81	$1	13,958	$140	$274,458	$-	$(479,476)	$85	$(204,792)	$32,510	$(172,282)

  See accompanying notes to condensed consolidated financial statements.

PERNIX THERAPEUTICS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(53,446)	$(44,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	316	277
Amortization of intangibles	13,457	54,788
Amortization of deferred financing costs	2,839	2,376
Accretion expense	3,806	3,837
PIK interest	1,409	-
Amortization of acquisition related inventory step-up	2,239	-
Stock compensation expense	1,328	1,935
Unrealized foreign currency loss	737	-
Fair market value change in contingent consideration	143	344
Fair market value change in derivative liability	(39)	38
Gain from legal settlement	-	(10,476)
Gain from exchange of debt	(137)	(14,650)
Impairment of fixed assets	75	25
Gain on sale of assets	(446)	-
(Increase) decrease in operating assets, net of effects of acquisitions:
Accounts receivable	6,487	2,361
Income tax receivable	78	985
Inventory	3,556	(355)
Prepaid expenses and other assets	(3,605)	6,605
Increase (decrease) in operating liabilities, net of effects of acquisitions:
Accounts payable and accrued expenses	(293)	(2,979)
Accrued allowances	2,441	(2,707)
Interest payable	(3,980)	(5,026)
Other liabilities	(2,360)	(1,878)
Net cash used in operating activities	(25,395)	(9,218)

Cash flows from investing activities:
Acquisition of Orexigen, net of cash acquired	(69,225)	-
Proceeds from sale of non-core assets	446	-
Purchase of software and equipment	(139)	(5)
Net cash used in investing activities	(68,918)	(5)

Cash flows from financing activities:
Nalpropion - Capital Contribution	41,250	-
Proceeds from 2018 Term Loan	41,250	-
Net proceeds from Delayed Draw Term Loan	9,167	30,000
Payments on Treximet Secured Notes	(5,373)	(17,511)
Payments of financing costs	(221)	(13,586)
Net payments on credit facilities	-	185
Payments on mortgages and capital leases	(38)	(55)
Proceeds from issuance of common stock, net of tax and costs	453	1,123
Shares withheld for the payment of taxes	(37)	(67)
Stock issuance costs	(549)	-
Net cash provided by financing activities	85,902	89
Effect of exchange rate changes on cash and cash equivalents	102	-
Net decrease in cash and cash equivalents	(8,309)	(9,134)
Cash and cash equivalents, beginning of period	32,820	36,375
Cash and cash equivalents, end of period	$24,511	$27,241

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

The Company's branded products include Zohydro® ER with BeadTek® (Zohydro ER), an extended-release opioid agonist indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate, Treximet® a medication indicated for the acute treatment of migraine attacks with and without aura, and Silenor® a non-controlled substance and approved medication for the treatment of insomnia characterized by difficulty with sleep maintenance.

Subsequent Events

Departure of Angus Smith, Senior Vice President, Chief Business Officer and Principal Financial Officer

On October 26, 2018, Angus Smith notified the Company of his decision to resign as the Company's Senior Vice President, Chief Business Officer and Principal Financial Officer, effective as of November 23, 2018 (the "Effective Date"), to pursue other opportunities. Mr. Smith will continue in his current role through the Effective Date to assist with the transition of his responsibilities and other related matters.

The Company has designated Glenn Whaley, the Company's Vice President of Finance, Principal Accounting Officer and Corporate Controller, as principal financial officer of the Company to succeed Mr. Smith, effective as of the Effective Date. As of the Effective Date, Mr. Whaley's title will be Vice President of Finance, Principal Financial and Accounting Officer.

Nasdaq Deficiency Notices

On October 17, 2018, the Company received notice (the Minimum Market Value of Publicly Held Shares Notice) from the Nasdaq Stock Market LLC (Nasdaq) that the Company is not currently in compliance with the $15 million minimum market value of publicly held shares requirement of Nasdaq Listing Rule 5450(b)(3)(C). The Minimum Market Value of Publicly Held Shares Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(D), the Company has until April 15, 2019 to regain compliance with the minimum market value of publicly held shares requirement by having the closing market value of publicly held shares, calculated by multiplying the closing bid price of the Company's common stock (Common Stock) by the Company's total shares outstanding (less any shares held by officers, directors or beneficial owners of 10% or more of the total shares outstanding ), meet or exceed $15 million for at least ten consecutive business days.

On October 19, 2018, the Company received notice (the Minimum Bid Price Notice) from Nasdaq that the Company is not currently in compliance with the $1.00 minimum closing bid price requirement of Nasdaq Listing Rule 5450(a)(1). The Minimum Bid Price Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), the Company has until April 17, 2019 to regain compliance with the minimum bid price requirement by having the closing bid price of the Common Stock meet or exceed $1.00 per share for at least ten consecutive business days. If the Company does not regain compliance with the minimum bid price requirement by April 17, 2019, the Company may be eligible to transfer the listing of the Common Stock from the Nasdaq Global Market to the Nasdaq Capital Market if, at the time of such transfer, the Company meets the initial listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the Nasdaq Capital Market (except for the minimum bid price requirement) and provides Nasdaq with written notice of its intention to cure the minimum bid price requirement deficiency. In response, Nasdaq may provide the

Company with an additional 180 day period to satisfy the minimum bid price requirement. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that the Common Stock will be subject to delisting pursuant to Nasdaq's delisting procedures.

The notices do not result in the immediate delisting of the Common Stock from the Nasdaq Global Market. If the Common Stock is delisted from the Nasdaq Global Market, the holders of the Convertible Notes (as defined in Note 10 below) and the Exchangeable Notes (as defined in Note 10 below) would have the right to require the Company (in the case of the Convertible Notes) or Pernix Ireland Pain Designated Activity Company (PIP DAC) (in the case of the Exchangeable Notes) to repurchase all of the Convertible Notes and Exchangeable Notes owned by such holders at a price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest thereon, within 35 business days following the Company or PIP DAC giving notice to such holders of the delisting. The Company's or PIP DAC's failure to pay such amounts when due would result in a default under the indentures governing the Convertible Notes or the Exchangeable Notes, as the case may be, which would ripen into an event of default immediately under the indenture governing the Convertible Notes, and within five days of becoming due under the indenture governing the Exchangeable Notes. Further, an event of default under either of these indentures would result in a cross-default under the Delayed Draw Term Loan (as defined in Note 10 below) as well as the ABL Facility (as defined in Note 10 below), which could result in indebtedness outstanding under those instruments to become immediately due and payable. In addition, any acceleration of the debt under the Convertible Notes, the Exchangeable Notes, the Delayed Draw Term Loan or the ABL Facility would trigger an event of default under the indenture governing the Treximet Secured Notes (as defined in Note 10 below), which could result in such indebtedness becoming immediately due and payable.

Going Concern

As of October 17, 2018, the Company was not in compliance with certain Nasdaq Global Market listing requirements. The Company's outstanding 4.25% Convertible Notes (as defined in Note 10 below) in the principal amount of $78.2 million that contain redemption features in the event the Company was not able to maintain its Nasdaq Global Market listing. In addition, the Company's outstanding Exchangeable Notes (as defined in Note 10 below) in the principal amount of $36.1 million contain redemption features in the event the Company is not able to maintain any Nasdaq listing. These factors raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that these financial statements are issued. The Company continues to seek other sources of capital and alternatives. However, if the Company is unable to raise sufficient capital or maintain its Nasdaq listing to prevent the redemption of its outstanding indebtness, the Company will not have sufficient liquidity to fund its business operations for at least the next year following the date that the financial statements are issued. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Conversion of 0% Series C Perpetual Convertible Preferred Stock

On October 3, 2018, holders of 13,100 shares of the Company' 0% Series C Perpetual Convertible Preferred Stock (Convertible Preferred Stock) elected to convert such Convertible Preferred Stock into 548,115 shares of the Common Stock (see note 11, Stockholders' Equity).

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles in the United States (GAAP) and under the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim reporting. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by GAAP has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2018.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities (VIEs) for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company evaluates its ownership, contractual, and other interests in entities that are not wholly owned to determine if these entities are VIEs, and, if so, whether the Company is the primary beneficiary of the VIE. In determining whether the Company is the primary beneficiary of a VIE and therefore required to consolidate the VIE, a qualitative approach is applied that determines whether the Company has both (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. The Company will continuously assess whether it is the primary beneficiary of a VIE as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of such VIE. During the three and nine months ended September 30, 2018, the Company's consolidated VIE includes Nalpropion™ Pharmaceuticals Inc. (Nalpropion), and the Company remains the primary beneficiary of Nalpropion (see note 4, Variable Interest Entity). The equity of Nalpropion held by investors other than the Company are treated as a noncontrolling interest in the condensed consolidated financial statements.

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

  Judgment is required to estimate the appropriate adjustments for variable consideration which is based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in these programs regulations and guidelines that would impact the amount of the actual rebates, the Company's expectations regarding future utilization rates for these programs and channel inventory data.

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

Recently Issued Accounting Standards, Not Adopted as of September 30, 2018

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption in any interim period after issuance of the update. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the U.S. Tax Cuts and Jobs Act (TCJA) on December 22, 2017. The Company continues to analyze the TCJA, see Note 12, Income taxes for more information.

In February 2016, the FASB issued ASU no. 2016-02, Leases, which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018, and interim periods within those fiscal years. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional prospective transition method to apply the provisions of this guidance. The Company will adopt the standard in the first quarter of 2019 and elect this transition method to apply the standard prospectively. While the Company is currently evaluating the impact of adoption of this ASU, the adoption is expected to result in a material increase in the assets and liabilities recorded on the condensed consolidated balance sheets.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company's consolidated financial statements.

Significant Customers

The Company's customers consist of drug wholesalers, specialty pharmacies, retail drug stores, mass merchandisers and grocery store pharmacies in the United States. The Company primarily sells its products directly to large national drug wholesalers, which in turn resell the products to smaller or regional wholesalers, retail pharmacies, chain drug stores, and other third parties. The following tables list the Company's customers that individually comprised greater than 10% of total gross product sales for the three and nine months ended September 30, 2018 and 2017, or 10% of total accounts receivable as of September 30, 2018 and December 31, 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

McKesson Corporation	39%	35%	35%	34%
AmerisourceBergen Drug Corporation	26%	29%	26%	30%
Cardinal Health, Inc.	25%	23%	24%	24%
Total	90%	87%	85%	88%

Accounts Receivable, net:
	September 30,	December 31,
	2018	2017

McKesson Corporation	37%	29%
Cardinal Health, Inc.	29%	31%
AmerisourceBergen Drug Corporation	27%	27%
Total	93%	87%

Note 3. Business Combinations/Divestitures

Closing of Transactions Regarding Worldwide Rights to Contrave® (naltrexone HCl / bupropion HCl)

On April 17, 2018, PIP DAC entered into a commitment letter (the Commitment Letter) pursuant to which PIP DAC committed to provide Nalpropion with $7.5 million in debt and/or equity capital to fund Nalpropion's purchase of certain assets of Orexigen® Therapeutics, Inc. (Orexigen) on the terms and conditions contained in the Commitment Letter. Nalpropion is a special purpose vehicle jointly owned by PIP DAC and certain other co-investors. Nalpropion submitted a "stalking horse" bid to purchase certain assets of Orexigen, which filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101, et seq. in the United States Bankruptcy Court for the District of Delaware. On June 22, 2018, the Company announced that no other bids for Orexigen's assets were received by the court-approved bid deadline and, on July 27, 2018, Nalpropion acquired substantially all of the assets of Orexigen, including worldwide rights to Contrave® (Contrave), a prescription-only weight loss medication (the Orexigen Acquisition). The purchase price for the Orexigen Acquisition was $73.5 million with $5 million held back to cover potential indemnification claims. The Company, through PIP DAC, received two purchase options that will enable it to acquire up to 49.9% and 100% of Nalpropion at specified time periods and purchase prices.

Nalpropion financed the Orexigen acquisition utilizing capital sourced from PIP DAC and certain other co-investors, including the full amount of borrowing available, from its 2018 Term Loan facility as defined and as discussed in Note 10. PIP DAC provided capital of $7.35 million, and an incremental $1.82 million for working capital requirements via its existing delayed draw term loan facility, which is structured as a 50% loan and 50% equity contribution to Nalpropion. The co-investors contributed $66.15 million and an incremental $16.35 million for working capital requirements, which was structured as a 50% loan and 50% equity contribution to Nalpropion. PIP DAC and certain affiliates of the co-investors are lenders to Nalpropion under its 2018 Term Loan (see Note 10, Debt and Lines of Credit).

As Nalpropion qualifies as a VIE based on its governance structure and contractual relationship with the Company, the Company will therefore consolidate Nalpropion in its condensed consolidated financial statements since the Company has the power to direct activities that most significantly impact Nalpropion's economic performance (see Note 4, Variable Interest Entity). The Orexigen Acquisition has been accounted for as a business combination using the acquisition method of accounting under the provisions of Accounting Standards Codification ("ASC") 805, Business Combinations by Nalpropion.

Fair Value of Consideration Transferred

The following table indicates the consideration transferred to effect the Orexigen Acquisition:

Preliminary
Purchase
Price
Allocation
Cash consideration	$68,500
Holdback	5,000
Total consideration transferred	$73,500

Assets Acquired and Liabilities Assumed

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The following recognized amounts are provisional and subject to change:

  amounts for intangible assets, property and equipment, certain liabilities, and other working capital balances pending finalization of the valuation; and

  amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.

Amounts
Recognized
as of the
Acquisition
Date
Cash and cash equivalents	$730
Accounts receivable	27,700
Inventory (a)	18,219
Prepaids and other current assets	344
Property and equipment	426
Intangible assets (b)	50,500
Goodwill (c)	5,472
Accounts payable	(1,097)
Accrued allowances	(13,574)
Accrued personnel expense	(841)
Other liabilities - current	(1,877)
Deferred revenue	(12,502)
$73,500

_________________________
(a)	Includes an estimated fair value step-up adjustment to inventory of $5.6 million.
(b)	The following table summarizes the preliminary amounts and useful lives assigned to identifiable intangible assets:

	Preliminary
	Intangible	Estimated
	Asset	Useful
	Valuation	Life
Acquired developed technologies	$44,800	10 years
Tradenames	4,800	12 years
Other	900	5 years
	$50,500

(c)

Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. The goodwill recorded represents the following:

  cost savings and operating synergies expected to result from utilizing the Company's shared services;

  intangible assets that do not qualify for separate recognition (for instance, assembled workforce) and the residual amount paid not allocated to other net assets acquired.

Nalpropion will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recognized at the acquisition date. These changes could be significant. Nalpropion will finalize these amounts no later than one year from the acquisition date. To date, Nalpropion has incurred $3.9 million in transaction costs directly related to the Orexigen Acquisition, which includes expenditures for advisory, legal, valuation, accounting and other similar services. These costs have been expensed as acquisition-related costs and is included in selling, general and administrative expenses.

Pro Forma Information

The following table represents the consolidated financial information for the Company on a pro forma basis, assuming that the Orexigen Acquisition occurred as of January 1, 2017. The historical financial information has been adjusted to give effect to pro forma items that are directly attributable to the Orexigen Acquisition and are expected to have a continuing impact on the consolidated results. These items include, among others, adjustments to record the amortization of definite-lived intangible assets and interest expense. Additionally, the following table sets forth unaudited financial information and has been compiled from historical financial statements and other information, but is not necessarily indicative of the results that actually would have been achieved had the transactions occurred on the dates indicated or that may be achieved in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenues	$40,868	$59,372	$132,572	$165,931
Net income (loss) attributable to Pernix	(22,371)	4,372	(59,890)	(55,574)

Net income (loss) per share attributable to Pernix:
Basic	$(1.68)	$0.39	$(4.84)	$(5.35)
Diluted	$(1.68)	$0.30	$(4.84)	$(5.35)

Sale of Non-Core Assets

On May 29, 2018, the Company received proceeds of $446,000 from the sale of certain obsolete equipment and was recorded as a Gain on sale of assets line in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2018.

On November 6, 2017, the Company announced the sale of a non-core product, Cedax (ceftibuten capsules and ceftibuten for oral suspension), a third-generation cephalosporin antibiotic for the treatment of acute bacterial exacerbations of chronic bronchitis and middle ear infection, to SI Pharmaceuticals, LLC, for $2.0 million in gross cash proceeds. Cedax was discontinued by Pernix in 2016 and the Company did not generate any sales from this product in 2017.

Note 4. Variable Interest Entity

The Company evaluates its investment in Nalpropion in accordance with the variable interest model to determine whether it has a controlling financial interest in an investment. This evaluation is made as of the date on which the Company makes its initial investment, and subsequent evaluations are made if the structure of the investment changes. If the Company determines that Nalpropion is a VIE, then the Company evaluates whether Nalpropion is required to be consolidated. When the Company holds rights that give it the power to direct the activities of an entity that most significantly impact the entity's economic performance, combined with the obligation to absorb an entity's losses or the right to receive benefits, the Company consolidates a VIE. This determination may involve complex and subjective analyses.

As of September 30, 2018, the Company holds a variable interest in Nalpropion, for which the primary beneficiary of the VIE needs to be determined. The Company has concluded, based on its qualitative consideration of the relationship with Nalpropion and by virtue of the management agreement whereby the Company will assume responsibility for product distribution in the United States and managing Nalpropion, that the Company is the primary beneficiary of Nalpropion.

When the Company consolidates a VIE, it discloses the noncontrolling interest of investors other than the Company in its consolidated financial statements.

The following items of Nalpropion are included in the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	Pernix	Nalpropion	Eliminations (1)	Total Company
Net revenues incl. related party	$20,544	$17,923	$(1,311)	$37,156

Costs and operating expenses:
Cost of product sales	6,470	6,664	(1,311)	11,823
Selling, general and administrative expense	14,857	17,015	-	31,872
Research and development expense	2	1,522	-	1,524
Depreciation and amortization expense	1,434	957	-	2,391
Other operating expenses	73	-	-	73
Total costs and operating expenses	22,836	26,158	(1,311)	47,683
			-	-
Income (loss) from operations	(2,292)	(8,235)	-	(10,527)

Other income (expense):
Interest expense, net	(9,409)	(664)		(10,073)
Other, net	(83)	(1,661)	1,056	(688)
Total other income (expense), net	(9,492)	(2,325)	1,056	(10,761)

Income (loss) before income tax expense	$(11,784)	$(10,560)	$1,056	$(21,288)

(1) Included in Eliminations are transactions Pernix and Nalpropion enter into with one another. Such transactions include the sale of
Contrave inventory from Nalpropion to Pernix and elimination of equity in earnings of Nalpropion.

	Nine Months Ended September 30, 2018
	Pernix	Nalpropion	Eliminations (1)	Total Company
Net revenues incl. related party	$69,771	$17,923	$(1,311)	$86,383

Costs and operating expenses:
Cost of product sales	21,000	6,664	(1,311)	26,353
Selling, general and administrative expense	50,397	17,015	-	67,412
Research and development expense	12	1,522	-	1,534
Depreciation and amortization expense	12,729	957	-	13,686
Other operating expenses	1,430	-	-	1,430
Total costs and operating expenses	85,568	26,158	(1,311)	110,415

Income (loss) from operations	(15,797)	(8,235)	-	(24,032)

Other income (expense):
Interest expense, net	(28,399)	(664)	-	(29,063)
Other, net	363	(1,661)	1,056	(242)
Total other income (expense), net	(28,036)	(2,325)	1,056	(29,305)

Income (loss) before income tax expense	$(43,833)	$(10,560)	$1,056	$(53,337)

(1) Included in Eliminations are transactions Pernix and Nalpropion enter into with one another. Such transactions include the sale of
Contrave inventory from Nalpropion to Pernix and elimination of equity in earnings of Nalpropion.

The following assets and liabilities of Nalpropion are included in the Company's condensed consolidated balance sheet as of September 30, 2018.

	As of September 30, 2018
	Pernix	Nalpropion	Eliminations (1)	Total Company
Cash and cash equivalents (2)	$18,202	$6,309	$-	$24,511
Accounts receivable, net (3)	58,907	7,536	-	66,443
Inventory, net	4,174	13,614	-	17,788
Related party receivable	5,841	38,305	(44,146)	-
Other current assets	4,844	7,136	-	11,980
Property and equipment, net	634	366	-	1,000
Goodwill	12,100	5,472	-	17,572
Intangible assets	84,047	49,602	-	133,649
Investment in VIE	3,528	-	(3,528)	-
Related party loan	4,584	-	(4,584)	-
Other assets	1,827	-	-	1,827
			-	-
Total assets	$198,688	$128,340	$(52,258)	$274,770

Accounts payable and other accrued expenses	$15,775	$10,856	$-	$26,631
Accrued allowances	54,543	17,155	-	71,698
Interest payable	5,784	597	-	6,381
Related party payable	38,305	5,841	(44,146)	-
Other liabilities - current	5,806	1,095	-	6,901
Long term debt excluding 2018 Term Loan	281,207	-	-	281,207
2018 Term Loan	-	45,834	(4,584)	41,250
Deferred revenue	-	10,840	-	10,840
Other liabilities - long-term	2,144	-	-	2,144

Total liabilities	403,564	$92,218	$(48,730)	$447,052

Total equity	(204,876)	$36,122	$(36,038)	$(204,792)
Noncontrolling interest	-	-	32,510	32,510

Total liabilities and equity	$198,688	$128,340	$(52,258)	$274,770

(1) Included in Eliminations are transactions Pernix and Nalpropion enter into with one another. Such transactions may include the following:
• Operating transactions in accordance with a services agreement between Nalpropion and Pernix.
• Elimination of investments in Nalpropion.
• Elimination of investments in Nalpropion's earnings.
(2) Approximately $12.2 million of cash and cash equivalents related to Nalpropion is held by Pernix at September 30, 2018.
(3) Approximately $23.5 million of Pernix's accounts receivable, net includes accounts receivables related to sales of Contrave.

Note 5. Earnings per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(11,845)	$6,360	$(43,942)	$(44,718)

Denominator - Basic:
Weighted-average common shares	13,301	11,117	12,377	10,387

Numerator - Diluted:
Net income (loss)	$(11,845)	$6,360	$(43,942)	$(44,718)
Adjustment for interest, net of income tax effect	-	599	-	-
Net income (loss), adjusted	$(11,845)	$6,959	$(43,942)	$(44,718)

Denominator - Diluted:
Weighted-average common shares	13,301	11,117	12,377	10,387
Effect of dilutive securities:
Stock options, Awards and Warrants	-	246	-	-
Exchangeable notes	-	5,157	-	-
Dilutive potential common shares	-	5,403	-	-
Weighted-average common shares, diluted	13,301	16,520	12,377	10,387

Basic income (loss) per share	$(0.89)	$0.57	$(3.55)	$(4.31)
Diluted income (loss) per share	$(0.89)	$0.42	$(3.55)	$(4.31)

The following table sets forth the potential common shares that could potentially dilute basic income per share in the future that were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Treximet Secured Notes	27,238	-	27,238	-
Exchangeable Notes	6,572	-	6,572	1,738
Converible Preferred Stock	3,389	-	3,389	-
Stock options and restricted stock units	1,511	370	1,511	562
4.25% Convertible Notes	682	780	682	1,014
Warrants	4	-	4	33
Total potential dilutive effect	39,396	1,150	39,396	3,347

Note 6. Fair Value Measurement

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

The Company had no financial assets that are required to be measured at fair value as of September 30, 2018 and December 31, 2017.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2018 and 2017.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature.

Summary of Liabilities Recorded at Carrying Value and Fair Value

The 4.25% Convertible Notes, Exchangeable Notes, 2018 Term Loan, Delayed Draw Term Loan and the Treximet Secured Notes (each, as defined below in Note 10) are recorded at carrying value. The derivative liability and contingent consideration are recorded at fair value. The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of September 30, 2018		As of December 31, 2017
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
4.25% Convertible Notes	$33,714	$67,823	$36,208	$65,194
Exchangeable Notes	13,631	10,030	21,375	7,975
2018 Term loan	41,250	41,250	-	-
Delayed draw term loan	36,940	37,805	30,300	27,248
Derivative liability	54	54	93	93
Contingent consideration	1,501	1,501	1,358	1,358
Treximet Secured Notes	132,335	151,364	139,201	167,551
Total	$259,425	$309,827	$228,535	$269,419

4.25% Convertible Notes, Exchangeable Notes, 2018 Term Loan and Delayed Draw Term Loan

The fair values of the 4.25% Convertible Notes and the Exchangeable Notes were estimated using the (i) terms of the Convertible Notes and Exchangeable Notes; (ii) rights, preferences, privileges, and restrictions of the underlying security; (iii) time until any restriction(s) are released; (iv) fundamental financial and other characteristics of the Company; (v) trading characteristics of the underlying security (exchange, volume, price, dividend yield and volatility); (vi) prevailing interest rates; and (vii) precedent sale transactions. The fair value was determined using a convertible note model that incorporated these inputs, as the convertible notes are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.

The Delayed Draw Term Loan and the 2018 Term Loan are classified within Level 3 of the fair value measurements hierarchy. The fair value of these instruments has been estimated using a discounted cash flow analysis based on incremental borrowing rate for similar borrowing arrangements. The carrying amount of the Nalpropion's 2018 Term Loan approximates fair value as the interest rate on the debt approximates the estimated borrowing rate currently available to Nalpropion.

Given the nature and the variable interest rates under the ABL Facility (as defined below), the fair value of borrowings under this facility approximated their carrying value as of September 30, 2018.

Derivative Liability

The derivative liability is classified within Level 3 of the fair value measurements hierarchy and the fair value is determined using a "with and without" conversion scenario. Under this methodology, valuations are performed on the 4.25% Convertible Notes inclusive of all terms as well as for a convertible note that has identical terms and features but excluding the conversion option. The difference between the two valuations is equal to the fair value of the conversion option. Significant increases or decreases in these inputs would result in a significant change in the fair value of the derivative liability.

Contingent Consideration

The contingent consideration is classified within Level 3 of the fair value measurements hierarchy and the fair value is based on two components - a regulatory milestone and commercial milestone.

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

Treximet Secured Notes

The Company's Treximet Secured Notes is classified within Level 3 of the fair value measurements hierarchy and the fair value was estimated using a discounted cash flow model.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

For the Company's assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the following table provides a reconciliation of the beginning and ending balances for each category therein, and gains or losses recognized during the periods (in thousands).

	As of and for the	As of and for the
	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Derivative liability:
Balance at beginning of year	$93	$230
Impairment due to partial conversion	-	(90)
Remeasurement adjustments - loss (gains) included in earnings	(39)	38
Ending Balance	$54	$178

Contingent consideration:
Balance at beginning of year	$1,358	$2,403
Remeasurement adjustments - loss (gains) included in earnings	143	344
Ending Balance	$1,501	$2,747

Note 7. Inventory

Inventories are stated at the lower of cost or market. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$4,297	$727
Work-in-process	2,957	238
Finished goods	11,524	5,889
Inventory, gross	18,778	6,854
Reserve for obsolescence	(990)	(1,458)
Inventory, net	$17,788	$5,396

As of September 30, 2018, $13.6 million of inventory related to the Company's consolidation of Nalpropion as a VIE is included in the Company's unaudited condensed consolidated balance sheets.

Note 8. Goodwill and Intangible Assets

Goodwill consists of the following (in thousands):

Amount
Balance at December 31, 2016	$30,600
Impairment	(18,500)
Balance at December 31, 2017	12,100
Additions	5,472
Impairment	-
Balance at September 30, 2018	$17,572

The Company performs an impairment test of goodwill annually in the fourth quarter of each fiscal year unless there are triggering events that would require such analysis during an interim period. There were no triggering events during the nine months ended September 30, 2018. For the year ended December 31, 2017, the carrying value of the reporting unit exceeded its fair value by $18.5 million and accordingly an impairment charge of $18.5 million was recorded in 2017. The decline in the estimated fair value of the reporting unit resulted from management's review of its then-current forecast. As a result of this review, management lowered its forecast for Zohydro ER. The lower projected operating results reflected changes in assumptions related to revenue, market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results of the business.

As of September 30, 2018, $5.5 million of goodwill related to the Company's consolidation of Nalpropion as a VIE is included in the Company's unaudited condensed consolidated balance sheets.

Intangible assets consist of the following (dollars in thousands):

		As of September 30, 2018
	Weighted Average	Gross Carrying		Accumulated	Net Carrying
	Life Remaining	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
In-process research and development	Indefinite	$11,000	$-	$-	$11,000
Total unamortized intangible assets		11,000	-	-	11,000

Amortized intangible assets:
Product licenses	4.8 years	2,846	-	(1,823)	1,023
Supplier contracts	2.6 years	583	-	(282)	301
Customer Lists	4.8 years	900	-	(32)	868
Tradename	11.8 years	4,800	-	(71)	4,729
Acquired developed technologies	12.7 years	409,486	-	(293,758)	115,728
Total amortized intangible assets		418,615	-	(295,966)	122,649

Total intangible assets		$429,615	$-	$(295,966)	$133,649

		As of December 31, 2017
	Weighted Average	Gross Carrying		Accumulated	Net Carrying
	Life Remaining	Amount	Impairment	Amortization	Amount
Unamortized intangible assets:
In-process research and development	Indefinite	$11,000	$-	$-	$11,000
Total unamortized intangible assets		11,000	-	-	11,000

Amortized intangible assets:
Product licenses	5.4 years	2,846	-	(1,623)	1,223
Supplier contracts	3.3 years	583	-	(194)	389
Acquired developed technologies	13.7 years	364,686	-	(280,692)	83,994
Total amortized intangible assets		368,115	-	(282,509)	85,606

Total intangible assets		$379,115	$-	$(282,509)	$96,606

As of September 30, 2018, the weighted average remaining life for our definite-lived intangible assets in total was approximately 12.5 years.

In process research and development (IPR&D) will be amortized on a straight-line basis over its useful life once the receipt of regulatory approval is obtained.

Estimated amortization expense related to intangible assets with definite lives for each of the five succeeding years and thereafter is as follows (in thousands):

Amount
2018 (October - December)	$2,642
2019	10,567
2020	10,480
2021	10,385
2022	10,346
Thereafter	78,229
Total	$122,649

Amortization expense was $2.3 million and $13.5 million for the three months and nine months ended September 30, 2018, respectively, of which, $29,000 and $88,000 are included in cost of product sales in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively.

Amortization expense was $18.2 million and $54.8 million for the three and nine months ended September 30, 2017, respectively, of which, $30,000 and $88,000 are included in cost of product sales in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively

As of September 30, 2018, $49.6 million of intangible assets related to the Company's consolidation of Nalpropion as a VIE is included in the Company's unaudited condensed consolidated balance sheets.

Note 9. Accrued Allowances

Accrued allowances consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued returns allowance	$25,370	$21,681
Accrued price adjustments	22,823	10,766
Accrued managed care rebates	17,230	17,221
Accrued government program rebates	6,275	6,641
Total	$71,698	$56,309

As of September 30, 2018, $17.2 million of accrued allowances related to the Company's consolidation of Nalpropion as a VIE is included in the Company's unaudited condensed consolidated balance sheets.

Note 10. Debt and Lines of Credit

Debt, net of discounts and deferred financing costs, consists of the following (in thousands):

	As of September 30, 2018				As of December 31, 2017
	Principal	Note Discount	Deferred Financing Costs	Net of Discount and Deferred Financing Costs	Principal	Note Discount	Deferred Financing Costs	Net of Discount and Deferred Financing Costs
4.25% Convertible Notes	$78,225	$(8,828)	$(1,574)	$67,823	$78,225	$(11,060)	$(1,971)	$65,194
Exchangeable Notes	36,145	(22,913)	(3,202)	10,030	35,743	(24,363)	(3,405)	7,975
Delayed Draw Term Loan	40,074	-	(2,269)	37,805	30,000	-	(2,752)	27,248
Treximet Secured Notes - Long Term	154,515	-	(3,151)	151,364	166,697	-	(2,810)	163,887
Treximet Secured Notes - Short Term	-	-	-	-	5,373	-	(1,709)	3,664
2018 Term Loan	41,250	-	-	41,250	-	-	-	-
ABL Facility	14,185	-	-	14,185	14,185	-	-	14,185
Total outstanding debt	$364,394	$(31,741)	$(10,196)	$322,457	$330,223	$(35,423)	$(12,647)	$282,153

Less: Current portion of long-term debt				-				3,664
Long-term debt outstanding, net				$322,457				$278,489

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

The Company is required to separate the conversion option in the 4.25% Convertible Notes under Accounting Standards Codification (ASC) 815, Derivatives and Hedging. During April 2015, the Company recorded the bifurcated conversion option valued at $28.5 million as a derivative liability, which created a discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period, while the discount created on the 4.25% Convertible Notes is accreted as interest expense over the life of the debt. The derivative liability is valued at $54,000 and $93,000 as of September 30, 2018 and December 31, 2017, respectively.

Interest expense was $1.7 million and $5.1 million for the three and nine months ended September 30, 2018, respectively, and $1.9 million and $6.9 million for the three and nine months ended September 30, 2017, respectively, related to the 4.25% Convertible Notes. Interest expense includes amortization of deferred financing costs and accretion of debt discount.

Change in fair value of derivative liability was a benefit of $18,000 and $39,000 for the three and nine months ended September 30, 2018, respectively, and a benefit of $46,000 and an expense of $38,000 for the three and nine months ended September 30, 2017, respectively. Accrued interest on the 4.25% Convertible Notes was approximately $1.7 million and $0.8 million as of September 30, 2018 and December 31, 2017, respectively.

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

The outstanding borrowings of the Exchangeable Notes were paid down by $500,000 in November 2017 with a portion of the proceeds from the sale of certain non-core assets. Interest expense was $1.0 million and $3.0 million for the three and nine months ended September 30, 2018, respectively, and $0.6 million for the three and nine months ended September 30, 2017, related to the Exchangeable Notes and included amortization of deferred financing costs and accretion of debt discount. During the first quarter of 2018, PIP DAC elected the PIK option in lieu of making scheduled interest payments. The election increased the principal due on the Exchangeable Notes by $402,000 as of September 30, 2018. Accrued interest on the Exchangeable Notes was approximately $396,000 and $675,000 as of September 30, 2018 and December 31, 2017, respectively.

Term Facility:

On July 21, 2017 PIP DAC entered into a term loan credit agreement (the Delayed Draw Term Loan, the Term Facility or DDTL) with Cantor Fitzgerald Securities, as agent and the lenders party thereto to obtain the DDTL. $30.0 million under the DDTL was drawn on July 21, 2017 in connection with the closing of several refinancing transactions and the remaining $15.0 million will be available for subsequent draws for certain specified purposes, including to finance certain acquisitions, subject to conditions set forth in the DDTL credit agreement. The DDTL includes an incremental feature that allows PIP DAC, with the consent of the requisite lenders under the Term Facility, to obtain up to an additional $20.0 million in term loan commitments. Interest on the loans will accrue either in cash or a combination of cash and in kind interest, at PIP DAC's election. Cash interest will accrue at a rate of 7.50% per annum, while the combination of cash and in-kind interest will accrue at a rate of 8.50% per annum, with up to 4.00% per annum added to the principal amount of loans and the balance paid in cash. The DDTL will mature on July 21, 2022. During the first quarter of 2018, PIP DAC elected the PIK option in lieu of making scheduled interest payments. The election increased the principal due on the DDTL by $906,000 as of September 30, 2018.

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

On August 1, 2018 the Company entered into an amendment of its Term Facility. These amendments were made to permit the exchange of the 12% Senior Secured Notes due 2020 (Treximet Secured Notes) for newly issued shares of Common Stock in the exchange transactions and equitization transaction (as defined below), and to amend certain terms of the Term Facility and the ABL Facility (collectively, the Credit Facilities), including (i) changes to permit the use of subsequent draws under the Term Facility for working capital or other general corporate purposes, and (ii) changes to the interest payment provisions under the Term Facility increasing the minimum percentage of interest that must be paid in cash to 6.00% per annum from 4.50% per annum.

Interest expense was approximately $1.0 million and $2.6 million for the three and nine months ended September 30, 2018 related to the DDTL and includes amortization of deferred financing costs. Accrued interest on the DDTL was approximately $624,000 and $484,000 as of September 30, 2018 and December 31, 2017, respectively.

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

The Treximet Secured Notes mature on August 1, 2020 and bear interest at a rate of 12% per annum, payable in arrears on February 1 and August 1 of each year (each, a Payment Date), beginning on February 1, 2015. On each Payment Date, commencing August 1, 2015, the Company began paying installments of principal of the Treximet Secured Notes in an amount equal to 50% of net sales of Treximet for the two consecutive fiscal quarters immediately preceding such Payment Date (less the amount of interest paid on the Treximet Secured Notes on such Payment Date). At each month-end beginning with January 2015, the net sales of Treximet will be calculated, the monthly interest accrual amount will then be deducted from the net sales and this resulting amount will be recorded as the current portion of the Treximet Secured Notes. If the Treximet net sales less the interest due at the end of each six-month period does not result in any excess over the interest due, no principal payment must be paid at that time. The remaining balance outstanding on the Treximet Secured Notes will be due on the maturity date, which is August 1, 2020. As of September 30, 2018, the principal amount outstanding of the Treximet Secured Notes is $154.5 million and is classified as a non-current liability. As of December 31, 2017, the Company classified $5.4 million, of the Treximet Secured Notes as a current liability and $166.7 million as a non-current liability at December 31, 2017.

The Treximet Secured Notes are secured by a continuing first-priority security interest in substantially all of the assets of the Company and the Treximet Guarantors related to Treximet other than inventory and certain inventory related assets, including accounts arising from the sale of the inventory.

On August 1, 2018, the Company entered into an exchange agreement (2018 Exchange Agreement) with certain holders (Exchange Holders) of the Treximet Secured Notes for newly issued shares of Common Stock and shares of a newly created class of convertible preferred stock of the Company designated as Convertible Preferred Stock (Exchange Transactions).

The Exchange Transactions closed on August 1, 2018 and were as follows:

  exchange of approximately $2.7 million aggregate principal amount of the Treximet Secured Notes for 1,204,586 shares of Common Stock which includes $0.2 million of accrued and unpaid interest on the Treximet Secured Notes;

  exchange of $8.0 million principal amount of the Treximet Secured Notes plus $0.1 million of accrued and unpaid interest for 81,000 shares of Convertible Preferred Stock.

The 2018 Exchange Agreement affords certain Exchange Holders the right to exchange up to an additional $65.1 million aggregate principal amount of the Treximet Secured Notes plus accrued and unpaid interest, into additional Convertible Preferred Stock until February 1, 2020. The Company evaluated the transaction under ASC 470-50, Debtors Accounting for a Modification or Exchange of Debt Instruments and determined the inclusion of the conversion right was not substantive and therefore does not constitute a debt extinguishment.

On August 1, 2018, the Company entered into separate Equitization Exchange Agreements by and among Pernix and certain Equitization Holders of Treximet Secured Notes. Pursuant to the Equitization Exchange Agreements, the Company issued 650,190 shares of its Common Stock in exchange for approximately $1.5 million aggregate principal amount of Treximet Secured Notes held by such Equitization Holders plus $0.1 million of accrued and unpaid interest thereon (Equitization Transaction). This transaction closed on August 1, 2018.

As a result of the Exchange Transactions and Equitization Transaction, the Company recorded a net gain on early extinguishment of debt of $0.1 million.

Interest expense related to the Treximet Secured Notes was $5.2 million and $16.1 million for the three and nine months ended September 30, 2018, respectively, and was $5.6 million and $17.2 million for the three and nine months ended September 30, 2017, respectively. Interest expense includes amortization of deferred financing costs. Accrued interest on the Treximet Secured Notes was approximately $3.1 million and $8.6 million as of September 30, 2018 and December 31, 2017, respectively.

2018 Term Loan

On July 27, 2018, Nalpropion entered into a credit agreement (2018 Credit Agreement) with Wilmington Savings Fund Society, FSB, as administrative and collateral agent, and certain lenders including PIP DAC and certain affiliates of Highbridge Capital Management, LLC (Highbridge) and Whitebox Advisors LLC (Whitebox, and collectively, the Lenders) from time to time party thereto providing for $45.8 million principal amount of a three-year term loan (the 2018 Term Loan). Loans under the 2018 Term Loan bear interest at 8.0% per year and mature on July 27, 2021. PIP DAC provided $4.6 million of the total commitment under the credit facility established under the 2018 Credit Agreement (2018 Credit Facility). Nalpropion borrowed the full $45.8 million available under the 2018 Term Loan to partially fund the Orexigen Acquisition and for working capital requirements. As PIP DAC is one of the lenders under the 2018 Credit Facility and provided $4.6 million of the total commitment under the 2018 Credit Facility, the $4.6 million is eliminated in consolidation as the transaction is between affiliates. As of September 30, 2018, $41.3 million of borrowings under the 2018 Term Loan related to the Company's consolidation of Nalpropion as a VIE is included in the Company's unaudited condensed consolidated balance sheets.

The borrowings under the 2018 Credit Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in the intangible assets of Nalpropion. Nalpropion is permitted to make voluntary prepayments at any time without payment of a premium or penalty. Nalpropion is required to make mandatory prepayments of outstanding indebtedness under the 2018 Credit Agreement (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to reinvestment rights and other exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions), and (c) 75% of the excess cash flow generated during a semi-annual period (commencing with the period subsequent to June 30, 2019), depending on certain factors as defined in the 2018 Credit Agreement.

The 2018 Credit Agreement contains certain negative covenants (subject to exceptions, materiality thresholds and other allowances) including, without limitation, negative covenants that limit Nalpropion's ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of certain assets, make optional payments in connection with or modify certain debt instruments, pay dividends or make other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict Nalpropion's ability to pay dividends or grant liens, engage in transactions with affiliates, or change its fiscal year.

In addition, the 2018 Credit Agreement also contains customary events of default (with customary grace periods and materiality thresholds). Upon the occurrence of certain events of default, the obligations under the 2018 Credit Agreement may be accelerated and any remaining commitments thereunder may be terminated.

Interest expense related to the 2018 Term Loan was $0.7 million for the three months ended September 30, 2018 of which $0.1 million is due to the Company and is eliminated in consolidation. As of September 30, 2018, $0.6 million of accrued interest on the 2018 Term Loan related to the Company's consolidation of Nalpropion as a VIE is included in the Company's unaudited condensed consolidated balance sheets.

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

On August 1, 2018 the Company entered into an amendment of the ABL Facility. The amendment provides for certain changes to the borrowing base calculation under the ABL Facility that are intended to improve the Company's borrowing capacity under the ABL Facility and that will also permit the Company, among other things, to include Contrave inventory owned by the Company in the calculation of the borrowing base, and a reduction in the commitments under the ABL Facility from $40.0 million to $32.5 million.

Interest expense was $0.5 million and $1.5 million for the three and nine months ended September 30, 2018, respectively, and was $0.4 million for the three and nine months ended September 30, 2017, related to the ABL Credit Agreement and includes amortization of deferred financing costs. As of September 30, 2018, unamortized debt issuance costs of $0.6 million and $1.6 million are recorded on the unaudited consolidated balance sheets in Prepaid expenses and other currents assets and Other assets, respectively, and are being amortized to interest expense over the life of the agreement. As of December 31, 2017, $0.6 million and $2.1 million of unamortized debt issuance costs are recorded on the unaudited consolidated balance sheets in Prepaid expenses and other currents assets and Other assets, respectively.

Wells Fargo

On August 21, 2015, the Company entered into a credit agreement with Wells Fargo, as Administrative Agent and the lenders party thereto for a $50.0 million, three-year senior secured revolving credit facility (the Wells Fargo Credit Facility).

The ABL Facility entered into on July 21, 2017 replaced the Wells Fargo Credit Facility and the Company used the proceeds from the ABL Facility to repay the outstanding obligation of the Wells Fargo Credit Facility.

Interest expense including amortization of deferred financing costs related to the Wells Fargo Credit Facility amounted to $142,000 and $748,000, for the three and nine months ending September 30, 2017, respectively.

The following table represents the future maturity schedule of the outstanding debt and line of credit at September 30, 2018 (in thousands):

Amount
2018 (October - December)	$-
2019	-
2020	154,515
2021	119,475
2022	90,404
Thereafter	-
Total maturities	364,394
Less:
Note discount	(31,741)
Deferred financing costs	(10,196)
Total outstanding debt, net	$322,457

Note 11. Stockholders' Equity

Convertible Preferred Stock

On August 1, 2018, in connection with the 2018 Exchange Agreement, the Company reclassified and designated 1,500,000 shares of the authorized but unissued preferred stock of the Company to the Convertible Preferred Stock. In connection with the Exchange Transactions, $8.0 million principal amount of the Treximet Secured Notes plus $100,000 of accrued and unpaid interest was exchanged for 81,000 shares of Convertible Preferred Stock. The Convertible Preferred Stock was recorded at fair value in the amount of $7.2 million, net of issuance costs of $0.5 million and is recorded to additional paid-in capital.

Holders of Convertible Preferred Stock have the right to convert their shares of Convertible Preferred Stock, in whole or in part, into shares of Common Stock at any time on or after August 1, 2018 (the Initial Issue Date). The Company has the right, at its option, to automatically convert all shares of Convertible Preferred Stock into shares of Common Stock, subject to the satisfaction of certain specified conditions. Upon any conversion of an Exchange Holder's Convertible Preferred Stock, the Company will deliver shares of Common Stock, calculated by multiplying the number of shares of Convertible Preferred Stock by 41.841 shares of Common Stock per share of Convertible Preferred Stock (the Conversion Rate). The Conversion Rate is initially equal to the number of shares of Common Stock convertible into Common Stock at a price $0.01 above the consolidated closing bid price on the date immediately preceding Initial Issue Date, or $2.39 per share.

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

On October 3, 2018, holders of 13,100 shares of the Company' 0% Series C Perpetual Convertible Preferred Stock elected to convert such Convertible Preferred Stock into 548,115 shares of the Company's Common Stock.

Controlled Equity Offering

On November 7, 2014, the Company entered into a controlled equity offering sales agreement (the Sales Agreement) with Cantor Fitzgerald & Co. (Cantor) pursuant to which the Company could issue and sell shares of its Common Stock having an aggregate offering price of up to one hundred million dollars, pursuant to an effective registration statement on Form S-3 (No. 333-200005), from time to time through Cantor, acting as agent. On November 22, 2017, the Company filed a registration statement on Form S-3 (No. 333-221717) to replace the previously-filed registration statement, which was subsequently declared effective by the SEC on December 18, 2017. The Company will pay Cantor a commission rate of 3.0% of the gross sales price per share of the Common Stock sold through Cantor as agent under the Sales Agreement.

During the nine months ended September 30, 2018, the Company sold 191,170 shares of Common Stock under the Sales Agreement at an average price of approximately $2.51 per share for gross proceeds of $480,000 and net proceeds of $453,000, after deducting commission and fees. During the nine months ended September 30, 2017, the Company sold 372,176 shares of Common Stock under the Sales Agreement at an average price of approximately $3.21 per share for gross proceeds of $1.2 million and net proceeds of $1.1 million, after deducting commission and fees. As of September 30, 2018, approximately $77.0 million of Common Stock remained available to be sold under this facility, subject to certain limitation to the extent the Company continues to have a public float of less than $75.0 million.

Noncontrolling Interest

Ownership interests in subsidiaries held by parties other than the Company are presented as non-controlling interest within stockholders' equity, separately from the equity held by the Company on the consolidated statements of stockholders' equity. Revenues, expenses, net income and other comprehensive income are reported in the condensed consolidated financial statements at the consolidated amounts, which includes amounts attributable to both the Company's interest and the non-controlling interests in Nalpropion. Net loss and other comprehensive loss is then attributed to the Company's interest and the non-controlling interests. Net loss to non-controlling interests is added to net loss in the consolidated statements of loss to determine net loss attributable to the Company's common shareholders (see unaudited condensed consolidated statements of stockholders' equity (deficit) for activity related to the noncontrolling interest).

Warrants

As of September 30, 2018, the Company has approximately 4,380 outstanding Common Stock warrants assumed in connection with the acquisition of Somaxon Pharmaceuticals, Inc. (Somaxon) in March 2013, with exercise prices ranging from $83.73 to $258.51 and expiration dates ranging from August 2021 through December 2021.

Share-Based Compensation Plans

In November 2017, the Company's shareholders approved the 2017 Omnibus Incentive Plan (the 2017 Plan) for future equity awards granted by the Company. Subject to the adjustments described below, the maximum number of shares of  Common Stock that will be available for issuance under the 2017 Omnibus Incentive Plan will be equal to the sum of (i) one million (1,000,000) shares of Common Stock plus (ii) the number of shares of our Common Stock available for future awards under the 2015 Omnibus Incentive Plan and the 2009 Stock Incentive Plan as of November 15, 2017, plus (iii) the number of shares of Common Stock related to awards outstanding under such plans as of November 15, 2017 that terminate after such date by expiration or forfeiture, cancellation, or otherwise without the issuance of such shares of Common Stock. On May 22, 2018, the Company's stockholders approved an amendment to the 2017 Plan to increase the number of shares reserved under the 2017 Plan from 642,294 shares of Common Stock to 1,242,294 shares of Common Stock.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options. The weighted average fair value of stock options granted during the periods and the assumptions used to estimate those values using the Black-Scholes option pricing mode were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average expected stock price volatility	86.4%	88.0%	86.4%	87.6%
Estimated dividend yield	-	-	-	-
Risk-free interest rate	2.9%	2.0%	2.8%	2.0%
Expected life of option (in years)	6.3	6.2	6.3	6.2
Weighted average grant date fair value per option	$0.69	$2.15	$1.61	$2.15

The Company measures the grant date fair value of restricted stock units (RSUs) using the Company's closing Common Stock price on the grant date.

The accounting policy with respect to stock options and RSUs is described in the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Stock-based compensation expense was $0.4 million and $1.3 million for the three and nine months ended September 30, 2018, respectively and was $0.5 million and $1.9 million for the three and nine months ended September 30, 2017. Stock-based compensation expense for the periods presented is included within the selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

Stock Options

The following table shows the option activity, described above, during the nine months ended September 30, 2018 (shares and intrinsic value in thousands):

			Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Shares	Price	(years)	Value
Options Outstanding at December 31, 2017	1,042	$13.80	8.8
Granted	556	2.17
Exercised	-	-
Cancelled	(228)	12.29
Expired	-	-
Options outstanding at September 30, 2018	1,370	$9.34	8.7	$5
Options vested and expected to vest as of September 30, 2018	895	$12.86	8.3	$2
Options vested and exercisable as of September 30, 2018	339	$24.88	7.3	$-

As of September 30, 2018, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested stock options issued to employees and directors of the Company, which is expected to be recognized ratably over a weighted-average period of 2.0 years.

The total intrinsic value of options exercised during each of the three and nine months ended September 30, 2018 and 2017 was $0.

Options issued subsequent to January 2014 have a graded vesting schedule over either three or four years. The Company's stock option grants expire ten years from the date of grant.

Restricted Stock

The following table shows the Company's non-vested restricted stock activity during the nine months ended September 30, 2018 (shares in thousands):

		Weighted Average
		Grant Date Fair
	Shares	Value
Non-vested restricted stock outstanding at December 31, 2017	135	$3.17
Granted	62	2.46
Vested	(54)	3.25
Forfeited	(2)	2.60
Non-vested restricted stock outstanding at September 30, 2018	141	$2.83

The total fair value of RSUs vested in the nine months ended 2018 and 2017, were $177,000 and $220,000, respectively. As of September 30, 2018, there was $0.8 million total unrecognized compensation cost related to non-vested restricted stock issued to employees and directors of the Company which is expected to be recognized ratably over a weighted-average period of 1.97 years.

Note 12. Income Taxes

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

The Company reported an income tax expense of approximately $61,000 and $109,000 for the three and nine months ended September 30, 2018, respectively and an income tax expense of approximately $27,000 and $122,000 for the three and nine months ended September 30, 2017, respectively. The Company's effective tax rate was (0.2%) for the nine months ended September 30, 2018, compared to an estimated annual effective rate of (0.3%) for the nine months ended September 30, 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All deferred tax assets were subject to a full valuation allowance as of December 31, 2017.

The Company evaluates the realizability of its U.S. net deferred tax assets based on all available evidence, both positive and negative, on a quarterly basis. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that due to recent losses there is a continued need for a full valuation allowance against all of the Company's deferred tax assets as of September 30, 2018 and December 31, 2017.

As of September 30, 2018, the Company's gross deferred tax assets are comprised primarily of U.S. Federal net operating losses and accruals, and its gross deferred tax liabilities are comprised primarily of differences in the financial statement and tax bases of intangible assets.

The Company files income tax returns with both federal and state-level taxing authorities in the U.S., and with the taxing authorities of various foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. The IRS audit of the Company's 2014 and 2015 Federal tax returns concluded during the quarter ended September 30, 2018, and there were no material impacts to the Company's income tax provision as a result.  The Company's 2016 and 2017 tax returns are subject to potential examination.

Note 13. Commitments and Contingencies

Legal Proceedings

Pernix Ireland Pain Limited (n/k/a Pernix Ireland Pain Designated Activity Company) and Pernix Therapeutics, LLC v. Actavis Laboratories FL, Inc. (Actavis), District of Delaware Case No. 16-138; Pernix Ireland Pain Limited and Pernix Therapeutics, LLC v. Alvogen Malta Operations, Ltd. (Alvogen), District of Delaware Case No. 16-139.

PIP DAC is the owner of: (a) U.S. Patent No. 9,265,760 (the '760 Patent), issued on February 23, 2016, (b) U.S. Patent No. 9,326,982 (the '982 Patent), issued on May 3, 2016, (c) U.S. Patent No. 9,333,201 (the '201 Patent), issued on May 10, 2016, and (d) U.S. Patent No. 9,339,499 (the '499 Patent), issued on May 17, 2016 (collectively, the Pernix Zohydro ER Patents).  The Pernix Zohydro ER Patents are listed in the United States Food and Drug Administration's (FDA) Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations (the Orange Book) as covering Zohydro ER.  Pernix Therapeutics, LLC (Pernix LLC) is the sole distributor of Zohydro ER in the United States. Pernix LLC and PIP DAC (collectively for the purpose of this paragraph, Pernix) brought suit against Actavis and Alvogen in the District of Delaware on March 4, 2016, seeking declaratory judgment of infringement of the '760 Patent. The Complaints relating to the '760 Patent were served on March 7, 2016. Pernix filed and served First and Second Amended Complaints on May 13, 2016 and May 31, 2016 against Alvogen and Actavis, respectively, adding allegations of infringement with respect to the '982, '201, and '499 Patents.  Actavis Motion to Dismiss was completed on July 11, 2016.  United States Patent Nos. 9,421,200 (the '200 Patent) and 9,433,619 (the '619 Patent) issued on August 23, 2016 and September 5, 2016, respectively.  Pernix filed and served Second and Third Amended Complaints, against Alvogen and Actavis respectively, on October 12, 2016, adding allegations of infringement with respect to the '200 and '619 Patents.  Actavis and Alvogen filed their respective Answers on November 30, 2016, denying Pernix's infringement allegations and raising Counterclaims of non-infringement and invalidity as to each of the asserted patents.  Pernix and Actavis entered into a settlement agreement on January 29, 2018.  Under the terms of the agreement, Pernix will grant Actavis a license to begin selling a generic version of Zohydro ER on March 1, 2029, or earlier under certain circumstances.  Other details of the settlement are confidential.  The launch of Actavis's generic product is contingent upon Actavis receiving final approval from the FDA of its ANDA for a generic version of Zohydro ER. For the Alvogen case, trial testimony was heard from June 11-13, 2018, post-trial briefing was completed on July 12, 2018, and the trial concluded with the parties' closing arguments on July 25, 2018. The district court's trial decision was rendered on August 24, 2018, finding the asserted claims of the Zohydro ER Patents to be infringed by Alvogen's proposed generic Zohydro ER product and not to be invalid for anticipation under 35 U.S.C. § 102. The district court also found the asserted claims to be invalid for obviousness under 35 U.S.C. § 103 and as lacking adequate written description under 35 U.S.C. § 112. Pernix filed a Notice of Appeal on September 7, 2018, appealing the district court's decision that the asserted claims are invalid for obviousness and lacking adequate written description to the United States Court of Appeals for the Federal Circuit. Pernix's opening appellate brief is due no later than November 13, 2018, Alvogen's answering brief is due no later December 24, 2018 and Pernix's reply brief is due no later than January 7, 2019. Oral argument on the appeal is expected in the second quarter of 2019, with a written decision to follow thereafter.

Medicine to Go Pharmacies, Inc. v. Macoven Pharmaceuticals, LLC and Pernix Therapeutics Holdings, Inc., District Court of New Jersey Case No. 2:16-cv-07717.

On October 23, 2016, Medicine to Go Pharmacies, Inc. (Plaintiff) filed an action against Pernix and its subsidiary, Macoven and unidentified individuals seeking redress for sending allegedly unlawful advertisements to facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. 227. On December 2, 2016, the Company filed its answers in defense of the allegations. The December 2013 fax campaign that is the subject of this litigation was administered by a third party, Odyssey Services, Inc. (Odyssey), which was not initially named as a defendant in this litigation. On June 22, 2017, the Company filed a third-party complaint against Odyssey, seeking indemnity and contribution for any amounts that the Company may be liable to pay to the Plaintiff. Odyssey answered the third-party complaint and, in addition, filed a counterclaim for indemnification against the Company, alleging that the Company, not Odyssey, was responsible for the content of the facsimiles transmitted, and thus is liable to Odyssey for any costs or judgments associated with this action. Odyssey also filed a motion for summary judgment, seeking to dismiss the third-party claims against it; the Company has moved for summary judgment to hold Odyssey liable to indemnify the Company.

A settlement conference was conducted by the Court on July 12, 2018 during which counsel for Plaintiff and the Company agreed in principle that for purposes of settlement the defendants will create a settlement fund and the Company will contribute a total of $1.2 million to said fund, which amount shall be final and includes any and all costs of the settlement, including payment of claims submitted by class members, class notice, settlement administration, Plaintiff's attorneys' fees and costs, and any incentive award to Plaintiff. Further, the Company will not oppose Plaintiff's request that a Rule 23(b)(3) settlement class consisting of all persons and entities with fax numbers who received a copy of the December 2013 "Dear Pharmacist" fax be certified by the Court and the Company will agree that any unclaimed amounts of the settlement fund shall be distributed to one or more cy pres organizations to be selected by the Parties and subject to the approval of the Court. Odyssey subsequently agreed to participate in the settlement and to contribute to the proposed settlement fund. Plaintiff filed its unopposed motion for preliminary approval of the settlement on October 12, 2018, and the Court approved the motion on October 29, 2018.  As a result, notice of the settlement will be sent to all potential class members, who may submit a claim. Class members will have until January 5, 2019 to submit a claim, object to the settlement, or exclude themselves from the settlement. On February 21, 2019, the Court will conduct a final hearing to determine whether to grant final approval of the settlement, which will release all claims against Pernix and Odyssey. If the Court grants final approval, the settlement monies will be distributed thereafter.

Opioids Litigation

Beginning in 2014 and continuing to the present, a number of pharmaceutical companies have been named in numerous lawsuits brought by certain state and local governments related to the marketing of opioid pain medications. The claims are generally based on alleged misrepresentations and/or omissions in connection with the sale and marketing of prescription opioid pain medications and/or an alleged failure to take adequate steps to prevent abuse and diversion. The suits generally seek penalties and/or injunctive and monetary relief. These cases are in early stages of litigation. In May 2018, the Company was notified that the State of Arkansas has named approximately 65 companies and individuals, including the Company, in an ongoing lawsuit relative to the marketing and sale of opioid pain medications. In September of 2018, the Company filed a motion to dismiss the Arkansas lawsuit. That motion is currently pending.

During the second quarter of 2018, the Company was also served with two additional lawsuits in which it was included as a defendant, both of which were filed in Philadelphia County, PA (UFCW Local 23 Health Fund v. Endo Pharmaceuticals, Inc., et al. and Iron Workers Dist. Council of Philadelphia & Vicinity, Benefit Fund v. Abbott Laboratories, Inc., et al.). These cases have since been transferred to Delaware County, PA, although the decision to transfer the cases is currently on appeal. At this time, the Company is unaware of whether it will be named in any of the other opioid pain medication lawsuits.

The Company intends to vigorously defend against the claims asserted against it in these litigations but is unable to predict probable outcomes at this time.

Navigators Insurance Company v. Pernix Therapeutics Holdings, Inc. (U.S. District Court, Eastern District of PA)

On October 26, 2018, Navigators Insurance Company ("Navigators") initiated an insurance coverage declaratory judgment action against Pernix in the United States District Court for the Eastern District of Pennsylvania.  The action pertains to a dispute between the parties as to whether Navigators owes coverage under certain insurance policies for the defense and potential indemnity of Pernix in three lawsuits pending against Pernix: (1) UFCW, Local 23 and Employers Health Fund v. Endo Pharmaceuticals, Inc. et al., Case No. 180403485, filed in the Pennsylvania Court of Common Pleas, Philadelphia County ("UFCW Action"); (2) Iron Workers District Council of Philadelphia and Vicinity, Benefit Fund v. Abbott Laboratories, Inc. et al., Case No. 180502442, filed in the Pennsylvania Court of Common Pleas, Philadelphia County ("Iron Workers Action"); and (3) State of Arkansas, ex. rel. Scott Ellington et al. v. Purdue Pharma, L.P. et al., Case No. CV-2018-268, filed in the Circuit Court of Crittenden County, Arkansas ("Arkansas Action") (collectively, the "Underlying Actions").

The complaint alleges that Pernix requested that Navigators defend and indemnify it in the Underlying Actions under three policies Navigators issued to Pernix, all of which are effective from November 30, 2017 to November 30, 2018: a Products-Completed Operations Liability policy (the "Products Liability Policy"), a Commercial General Liability policy (the "CGL Policy"), and (3) a Commercial Umbrella Liability policy (the "Umbrella Policy") (collectively, the "Policies").  The complaint further alleges that, by letter dated October 23, 2018, Navigators: (1) disclaimed any duty to defend or indemnify Pernix in the UFCW Action and Iron Workers Action under the Policies; (2) disclaimed any duty to defend or indemnify Pernix in the Arkansas Lawsuit under the CGL and Umbrella Policies; (3) disclaimed any duty to defend or indemnify Pernix on Counts Three to Nine of the Arkansas Action under the Products Liability Policy; and (4) reserved the right to disclaim any duty to defend or indemnify Pernix on Counts One and Two of the Arkansas Action under the Products Liability Policy.  Navigators alleges that Pernix disputes the propriety of Navigator's disclaimers.

Navigators has asserted seven counts against Pernix.  Counts I through VI seek declarations that Navigators has no duty to defend or indemnify Pernix in the Underlying Actions under any of the Policies.  These counts contain allegations of the various provisions of the Policies on which Navigators relies.  Count VII is pled in the alternative and seeks a declaration that Navigators is entitled to allocation between covered and uncovered defense and indemnification costs to the extent that any counts of the Underlying Actions are covered by one or more of the Policies.

Pernix intends to vigorously contest these claims, and file a counterclaim that Navigators owes Pernix a duty to defend all of the Underlying Actions in full, and that any determination of the duty to indemnify at this point is premature.

Other Commitments and Contingencies

In July 2012 and January 2013, Somaxon settled two patent litigation claims with parties seeking to market generic equivalents of Silenor.  As of September 30, 2018, remaining payment obligations of the Company owed under these settlement agreements are $250,000. The balance is payable in the third quarter 2019 and is recorded in "other liabilities - current" on the Company's unaudited condensed consolidated balance sheets as of September 30, 2018.

During the first quarter of 2014, the Company settled all claims arising from certain actions by Cypress under the Texas Medicaid Fraud Prevention Act prior to its acquisition by the Company. As part of the settlement, the Company agreed to pay $12.0 million, payable in annual amounts of $2.0 million until the settlement is paid in full. As of September 30, 2018, the net present value of remaining payment obligations owed under this settlement agreement is $2.0 million and is recorded within other liabilities - current on the Company's unaudited condensed consolidated balance sheets as of September 30, 2018.

GlaxoSmithKline (GSK) Arbitration

Pursuant to Amendment No. 2, the Company agreed that if on or before September 30, 2019, the Company (x) redeems or repurchases its 4.25% Convertible Notes for greater than 31 cents for every one dollar of principal amount outstanding or (y) exchange such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, the Company shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2.0 million.  GSK has agreed that for so long as the Company complies with the payment terms set forth in the Amendment No. 2, enforcement of the award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the award, and that the outstanding balance of the Award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms.  As of September 30, 2018 and December 31, 2017, the Company has recorded $2.0 million as contingent consideration for the potential payment due by September 30, 2019 and is recorded in "other liabilities - current" and "Arbitration Award" on the Company's consolidated balance sheets, respectively. Also, the Company recorded $10.5 million as a gain from legal settlement for the year ended December 31, 2017 pursuant to Amendment No. 2 in the consolidated statements of operations and comprehensive loss.

Nalpropion Related Litigation

In April 2015, Orexigen and Takeda Pharmaceutical Company Limited (Takeda) received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the Orange Book. The certification resulted from the filing by Actavis Laboratories FL, Inc. (Actavis) of an ANDA challenging such patents for Contrave. In June 2015, Orexigen and Takeda filed a lawsuit in the U.S. District Court for the District of Delaware against Actavis on the basis that Actavis' proposed generic products infringe certain patents for Contrave. Takeda held the NDA for Contrave and was a licensee of Orexigen's patents until August 2016, at which point the ownership of the NDA was transferred to Orexigen and Takeda's rights to the Orexigen patents were terminated. A bench trial took place in June 2017 and on October 13, 2017, the court issued an opinion finding that the claims of the three patents at issue (U.S. Patent Nos. 7,462,626, 7,375,111 and 8,916,195, which expire in 2024, 2025 and 2030, respectively) were valid and infringed. Actavis filed an appeal, which is pending in the U.S. Court of Appeals for the Federal Circuit (Federal Circuit Appeal), and filed its opening appeal brief on February 21, 2018. The Federal Circuit ordered that the appeal be stayed during Orexigen's pending bankruptcy proceedings. On July 27, 2018, Nalpropion acquired worldwide rights to Contrave, including the rights to the patents at issue. Nalpropion filed motions to substitute itself as a party in the appeal and to lift the stay. Those motions were granted on September 19, 2018, allowing the appeal to proceed. Nalpropion's answering was filed on September 28, 2018, and Acatvis's reply appeal brief is due on November 13, 2018. Oral argument is expected sometime in the first half of 2019. If Actavis is successful in the Federal Circuit Appeal, a generic version of Contrave could be launched prior to the expiration of one or more of the patents at issue, which would materially impact Nalpropion's and our financial condition and results of operations. Further, if Contrave infringes or is alleged to infringe intellectual property rights of third parties, we may be adversely affected.

Note 14. Restructuring

On January 4, 2018, the Company committed to and commenced a realignment plan to reduce operating costs and better align our workforce with the needs of our business in anticipation of the expiration of certain patents related to Treximet® (2018 Restructuring). The Company completed the realignment plan on January 5, 2018, resulting in a reduction of our workforce by 41 employees, the majority of which were associated with our sales force and commercial infrastructure. As of September 30, 2018, the Company has incurred $0.8 million in costs related to the 2018 Restructuring, consisting of $0.7 million related to employee termination benefits and $0.1 million related to contract termination costs.

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

A summary of accrued restructuring costs, included as a component of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets, is as follows (in thousands):

	December 31, 2017	Charges	Cash	Non-cash	September 30, 2018
2018 Restructuring	$-	$774	$(774)	$-	$-

	December 31, 2017	Charges	Cash	Non-cash	September 30, 2018
2016 Restructuring	$265	$438	$(277)	$-	$426

Note 15. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2018	2017

Cash (received) paid for income taxes, net	$29	$(873)
Cash paid for interest	24,984	25,920
Supplemental disclosures of Non-cash Investing and Financing activities:
Conversion of Treximet Secured Notes and interest to Common Stock	$4,433	$-
Conversion of Treximet Secured Notes and interest to Convertible Preferred Stock	8,100	-
Amount added to principal of Delayed Draw Term Loan and Exchangeable notes for Payment-in-kind (PIK) interest	1,308	-
Conversion of 4.25% Convertible Notes	-	(51,775)
Issuance of 1,100,498 shares in exchange transaction	-	3,775
Issuance of Exchangeable Notes	-	36,243

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in "Part I-Item 1. Financial Statements" of this Quarterly Report on Form 10-Q and the condensed consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth under "Part I-Item1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017, and "Part II-Item1A. Risk Factors" of our Quarterly Report on Form 10- Q for the three months ended March 31, 2018, our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018 and this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018.

The discussion below contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein, other than statements of current or historical fact, including statements regarding our current expectations of our future growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities and any other statements about management's future expectations, beliefs, goals, plans or prospects, constitute forward-looking statements. We have tried to identify forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "target," "will," "would" or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to comply with the covenants under our indebtedness, including our outstanding note securities, and our Credit Facilities; the timing and results of our exploration of strategic alternatives to address our liquidity and capital structure; the rate and degree of market acceptance of, and our ability and our distribution and marketing partners' ability to obtain reimbursement for, any approved products; our ability to successfully execute our sales and marketing strategy, including to successfully recruit and retain sales and marketing personnel; our ability to obtain additional financing; our ability to maintain regulatory approvals for and the ability to continue to market our products and Contrave® (Contrave) in the United States; our ability to successfully manage Nalpropion; our ability to address any adverse impact on our net revenues caused by our ceasing to distribute the combination product isometheptene mucate, dichlorphenazone (IDA), and acetaminophen in compliance with United States Food and Drug Administration (FDA) requirements; the accuracy of our estimates regarding expenses, future revenues and capital requirements; our ability to manage our anticipated future growth; the ability of our products to compete with generic products as well as new products that may be developed by our competitors; our ability and our distribution and marketing partners' ability to comply with regulatory requirements regarding the sales, marketing and manufacturing of our products, the performance of our manufacturers, over which we have limited control; our ability to obtain and maintain intellectual property protection for our products; our ability to operate our business without infringing the intellectual property rights of others; loss of key scientific or management personnel; regulatory developments in the United States. and foreign countries; our ability to either acquire or develop and commercialize other product candidates in addition to our current products; our ability to regain compliance with the Nasdaq Global Market's continued listing rules; the outcome of any litigation to which we may be subject and other risks detailed above in "Part I-Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017 and "Part II-Item1A. Risk Factors" of this Quarterly Report on Form 10-Q for the three months ended March 31, 2018, our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018 and this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, as well as any amendments thereto reflected in subsequent filings with the SEC.

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

Our branded products include Zohydro ER with BeadTek (hydrocodone bitartrate) (Zohydro ER), an extended-release opioid agonist indicated for the management of pain, Silenor, a non-controlled substance and approved medication indicated for the treatment of insomnia characterized by difficulty with sleep maintenance and Treximet, a medication indicated for the acute treatment of migraine attacks, with or without aura, in adults.

Quarterly Update

Departure of Angus Smith, Senior Vice President, Chief Business Officer and Principal Financial Officer

On October 26, 2018, Angus Smith notified the Company of his decision to resign as the Company's Senior Vice President, Chief Business Officer and Principal Financial Officer, effective as of November 23, 2018 (the "Effective Date"), to pursue other opportunities. Mr. Smith will continue in his current role through the Effective Date to assist with the transition of his responsibilities and other related matters.

The Company has designated Glenn Whaley, the Company's Vice President of Finance, Principal Accounting Officer and Corporate Controller, as principal financial officer of the Company to succeed Mr. Smith, effective as of the Effective Date. As of the Effective Date, Mr. Whaley's title will be Vice President of Finance, Principal Financial and Accounting Officer.

2018 Exchange Transactions

On August 1, 2018, we entered into an exchange agreement (2018 Exchange Agreement) with certain holders (Exchange Holders) of our outstanding 12% Senior Secured Notes due 2020 (Treximet Secured Notes) for newly issued shares of our common stock (Common Stock) and shares of a newly created class of our convertible preferred stock designated as 0% Series C Perpetual Convertible Preferred Stock (Convertible Preferred Stock) (Exchange Transactions).

The Exchange Transactions included the following transactions:

  exchange of approximately $2.7 million aggregate principal amount of the Treximet Secured Notes for 1,204,586 shares of Common Stock which includes $0.2 million of accrued and unpaid interest on the Treximet Secured Notes;

  exchange of $8.0 million principal amount of the Treximet Secured Notes plus $0.1 million of accrued and unpaid interest for 81,000 shares of Convertible Preferred Stock.

These transactions closed on August 1, 2018. In addition, the 2018 Exchange Agreement affords the Exchange Holders the right to exchange up to an additional $65.1 million aggregate principal amount of the Treximet Secured Notes plus accrued and unpaid interest, until February 1, 2020.

In addition, on October 3, 2018, holders of 13,100 shares of the Convertible Preferred Stock elected to convert such Convertible Preferred Stock into 548,115 shares of our Common Stock.

The Equitization Exchange Agreements

On August 1, 2018, we entered into separate Equitization Exchange Agreements (the Equitization Exchange Agreements) with certain holders (each, an Equitization Holder, and collectively the Equitization Holders) of our Treximet Secured Notes. Pursuant to the Equitization Exchange Agreements, we issued 650,190 shares of our Common Stock in exchange for approximately $1.5 million aggregate principal amount of Treximet Secured Notes held by such Equitization Holders plus $0.1 million of accrued and unpaid interest thereon (Equitization Transaction). This transaction closed on August 1, 2018.

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

On April 23, 2018, pursuant to a confidential non-binding term sheet agreement between us and the co-investors in Nalpropion, Nalpropion entered into a "stalking horse" asset purchase agreement (Asset Purchase Agreement) to acquire certain assets of Orexigen, including worldwide rights to Contrave, a prescription-only weight-loss medication, for $75 million in cash.

On June 22, 2018, we announced that no other bids for Orexigen's assets were received by the court-approved bid deadline and on July 27, 2018, Nalpropion acquired substantially all the assets and assumed certain liabilities of Orexigen for approximately $73.5 million in cash. Pursuant to an amendment to the Asset Purchase Agreement that was entered into concurrent with closing of the transaction, the purchase price was reduced to $73.5 million and $5.0 million of the purchase price was held back by Nalpropion to cover potential indemnification claims. On July 27, 2018, we funded PIP DAC's contribution of 10% of the capital required to fund the purchase price for Orexigen of $7.35 million and an incremental $1.82 million for working capital requirements, via its existing Term Facility. The Company owns 10% of the equity and has one of three seats on the Board of Directors of Nalpropion. We determined Nalpropion qualifies as a Variable Interest Entity (VIE) based on its governance structure and contractual relationship with us, therefore we will consolidate Nalpropion in our consolidated financial statements since the we have the power to direct activities that most significantly impacts Nalpropion's economic performance.

Zohydro ER with BeadTek 20MG

On March 28, 2018 we resumed distribution of the 20 mg dosage strength of Zohydro ER. While our supplier now believes that it has resolved its manufacturing issue, we will experience a temporary stock-out of the 20 mg dosage during the fourth quarter of 2018. We do not believe that this temporary stock-out will have a material impact on the overall prescription volume for Zohydro ER in the fourth quarter.

Launch of Treximet Authorized Generic

On February 14, 2018, four patents covering Treximet expired, enabling up to three generic competitors to enter the market. As of September 30, 2018, three competitors have entered the market. Concurrent with the launch of generics by third parties, we launched an authorized generic version of Treximet and we will also continue to distribute the branded versions of Treximet. We have one additional patent that covers Treximet which will expire in 2026 that we expect to prevent additional generic competitors from entering the market until that time. We expect that generic competition for Treximet will have a material adverse effect on our net revenues for the nine month period ending September 30, 2018 and fiscal year ending December 31, 2018 as compared to the corresponding periods of the fiscal year ending December 31, 2017.

Patent Litigation Concerning Zohydro ER

We announced on January 29, 2018 that we had entered into a settlement agreement with Actavis Laboratories FL (Actavis) resolving patent litigation related to Zohydro ER. The litigation has been pending in the U.S. District Court for the District of Delaware and resulted from Actavis's submission of an ANDA to the FDA seeking approval to market a generic version of Zohydro ER. Under the terms of the agreement, we will grant Actavis a license to begin selling a generic version of Zohydro ER on March 1, 2029, or earlier under certain circumstances.  Other details of the settlement are confidential.  The launch of Actavis's generic product is contingent upon Actavis receiving final approval from the FDA of its ANDA for a generic version of Zohydro ER. The settlement agreement also resolves a pending appeal related to a patent litigation between Recro Gainesville LLC and Actavis, which also relates to Actavis's proposed generic version of Zohydro ER. As required by law, the parties have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review.

A patent litigation that we previously commenced against Alvogen Malta Operations Ltd. related to Alvogen's proposed generic version of Zohydro ER. For the Alvogen case, trial testimony was heard from June 11-13, 2018, post-trial briefing was completed on July 12, 2018, and the trial concluded with the parties' closing arguments on July 25, 2018. The district court's trial decision was rendered on August 24, 2018, finding the asserted claims of the Zohydro ER patents to be infringed by Alvogen's proposed generic Zohydro ER product and not to be invalid for anticipation under 35 U.S.C. § 102. The district court also found the asserted claims to be invalid for obviousness under 35 U.S.C. § 103 and as lacking adequate written description under 35 U.S.C. § 112. We filed a Notice of Appeal on September 7, 2018, appealing the district court's decision to the United States Court of Appeals for the Federal Circuit. Our opening appellate brief is due no later than November 13, 2018, Alvogen's answering brief is due no later December 24, 2018, and our reply brief is due no later than January 7, 2019. Oral argument on the appeal is expected in second quarter 2019, with a written decision to follow thereafter. Absent a reversal of the Court's decision, pursuant to a previous settlement agreement dated September 29, 2016, between Alvogen and Recro Gainsville LLC, Alvogen can launch a generic version of Zohydro® ER with BeadTek®, subject to final approval of an ANDA from the FDA, as early as October 1, 2019.

Sales Force Restructure

On January 4, 2018, we committed to and commenced a realignment plan to reduce operating costs and better align our workforce with the needs of our business in anticipation of the expiration of certain patents related to Treximet®. We completed the realignment plan on January 5, 2018, resulting in a reduction of our workforce by 41 employees, the majority of which were associated with our sales force and commercial infrastructure. In connection with this commercial reorganization, we expect to realize annualized cost savings of $7.0-$8.0 million beginning in the first quarter of 2018. We recorded a one-time charge of $0.8 million during the nine months ended September 30, 2018 as a result of this realignment.

Adoption of New Accounting Guidance

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers (ASC 606) and all the related amendments to all contracts using the modified retrospective method. Upon adoption of ASC 606, we did not initially recognize a cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We do not expect the adoption of the new revenue standard to have a material impact on our results of operations for the year ending December 31, 2018. See note 2, Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements for more information.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 and includes the results of Nalpropion (in thousands):

	Three Months Ended
	September 30,		Increase /
	2018	2017	(Decrease)	Percent
Net revenues	$37,156	$40,469	$(3,313)	-8%

Costs and operating expenses:
Cost of product sales	11,823	10,580	1,243	12%
Selling, general and administrative expense	31,872	20,226	11,646	58%
Research and development expense	1,524	99	1,425	*
Depreciation and amortization expense	2,391	18,214	(15,823)	-87%
Loss from disposal and impairments of assets	75	25	50	200%
Change in fair value of contingent consideration	-	884	(884)	*
Gain from legal settlement	-	(10,476)	10,476	*
Restructuring costs	(2)	(97)	95	*
Other income (expense):
Interest expense	(10,073)	(9,323)	750	8%
Change in fair value of derivative liability	18	46	(28)	*
Gain from exchange of debt	137	14,650	(14,513)	*
Foreign currency transaction gain (loss)	(843)	-	(843)	*
Income tax expense (benefit)	61	27	34	*
Net income attributable to noncontrolling interests	9,504	-	9,504	*

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

The following table sets forth a summary of our net revenues for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended
	September 30,		Increase /
	2018	2017	(Decrease)	Percent
Contrave	$16,418	$-	$16,418	*
Treximet	3,369	19,802	(16,433)	-83%
Treximet AG	2,253	-	2,253	*
Zohydro ER	6,655	6,305	350	6%
Silenor	5,596	6,881	(1,285)	-19%
Other	2,586	7,372	(4,786)	-65%
Net product revenues	36,877	40,360	(3,483)	-9%
Co-promotion and other revenue	279	109	170	156%
Total net revenues	$37,156	$40,469	$(3,313)	-8%

*    Comparison to prior period is not meaningful.

Net revenues decreased $3.3 million or 8% during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

The increase in Contrave net revenues of $16.4 million during the three months ended September 30, 2018 is attributable to Nalpropion's acquisition of Orexigen, which closed on July 27, 2018.

Treximet brand net revenues decreased by $16.4 million, or 83%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to the loss of exclusivity of Treximet in February 2018 resulting in generic competition. We expect that future Treximet brand revenues will continue to decrease year over year due to the loss of exclusivity. On February 15, 2018, we launched an authorized generic version of Treximet (Treximet AG).

Treximet AG net revenues were $2.3 million during the three months ended September 30, 2018 due to its launch on February 15, 2018. There were no sales of Treximet AG prior to its launch.

Zohydro ER net revenues increased by $0.4 million, or 6%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was due to an increase in net price of $0.6 million (related to favorable gross to net accrual rates), partially offset by lower sales volume of $0.2 million.

Silenor net revenues decreased by $1.3 million, or 19%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was due to a decrease in net price of $1.6 million (primarily related to a $1.0 million favorable settlement with one of our customers in the prior year), partially offset by higher sales volume of $0.3 million.

Net product revenues - other decreased by $4.8 million, or 65%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was due primarily to discontinuation of products no longer sold of $3.7 million, including IDA.

Cost of Product Sales

Cost of product sales increased by $1.2 million, or 12%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. There was a $5.4 million increase in costs of product sales which was attributable to Nalpropion's acquisition of Contrave and increased Zohydro ER, and Treximet AG product costs of $0.8 million and $0.3 million, respectively, due to increased volume. This increase was partially offset by a $3.3 million decrease reflecting lower Treximet brand sales as a result of generic competition, combined with a $2.0 million decrease in our other product revenue (primarily related to discontinued products).

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $11.7 million, or 58%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  The increase is attributable primarily to Nalpropion's acquisition of Orexigen which resulted in selling, general and administrative expenses of $17.1 million. This increase was partially offset by lower sales force related expenses of $2.6 million due to the restructuring announced in January 2018, lower marketing and selling expenditures of $1.0 million related primarily to Treximet due to the loss of exclusivity, $0.6 million of lower deal costs as well as $1.2 million of lower spend across numerous areas.

Research and Development Expense

Research and development expense increased by $1.4 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and is attributable primarily to Nalpropion's acquisition of Orexigen which incurred research and development costs of $1.5 million partially offset by discontinuation of certain Zohydro-related research projects.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $15.8 million, or 87%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was related primarily to Treximet intangible assets becoming fully amortized upon the expiration of certain underlying patents and the loss of its exclusivity in February 2018, partially offset by increased depreciation and amortization expense of $1.0 million related to Nalpropion's acquisition of Orexigen.

Change in Fair Value of Contingent Consideration

For the acquisition of Zohydro ER, we initially recorded $14.2 million of contingent consideration. The fair value of the contingent consideration linked to FDA approval was $2.7 million and the fair value of the contingent consideration linked to achievement of the net sales target was $11.5 million. As of September 30, 2018, the current fair value of the contingent consideration was approximately $1.5 million. We recorded a benefit of $0 and $884,000 as change in fair value of contingent consideration in the three months ended September 30, 2018 and 2017, respectively.

Restructuring Costs

Restructuring costs were a benefit of $2,000 and $97,000 during the three months ended September 30, 2018 and 2017, respectively, due primarily to the 2016 initiatives to restructure our sales force and operations.

Interest Expense

Interest expense increased by $0.8 million, or 8%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was related primarily to higher borrowings under the Delayed Draw Term Loan (DDTL), which was used to fund our investment in Nalpropion and an increase in borrowings under the 2018 Term Loan as a result of Nalpropion's acquisition of Orexigen. These increases were offset partially by reduced interest expense on our Treximet Secured Notes due to the lower principal balance.

Change in Fair Value of Derivative Liability

We are required to separate the conversion option in the 4.25% Convertible Senior Notes Due 2021 (4.25% Convertible Notes) under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period. We recorded a benefit of $18,000 and $46,000 as change in fair value of derivative liability in other income (expense) in the three months ended September 30, 2018 and 2017, respectively.

Gain from Exchange of Debt

During the three months ended September 30, 2018, certain holders of the Treximet Secured Notes exchanged a total of $4.4 million in principal and accrued interest for Common Stock under the 2018 Exchange Agreement and the Equitization Exchange Agreements, which resulted in an extinguishment of deferred financing fees of $0.3 million. In addition, certain holders of the Treximet Secured Notes exchanged $8.1 million in principal and accrued interest for $7.7 million of Convertible Preferred Stock and resulted in a gain on extinguishment of $0.4 million. The combined effect of these transactions resulted in a net $0.1 million gain from the exchange of the Treximet Secured Notes during the three months ended September 30, 2018.

We recorded a gain of $14.7 million during the three months ended September 30, 2017 related to the Exchange Agreement. In July 2017, certain holders of the 4.25% Convertible Notes exchanged $51.8 million in principal notes for $36.2 million of 4.25%/5.25% Exchangeable Senior Notes due 2022 (the Exchangeable Notes).

Net loss attributable to noncontrolling interests

In accordance with the accounting consolidation principles, we consolidated Nalpropion which neither we nor our subsidiaries owned 100%, into our consolidated financial statements. Net loss attributable to noncontrolling interests relates to the portion of the net loss of Nalpropion not attributable, directly or indirectly, to our ownership interests. We recognized $9.5 million during the three months ended September 30, 2018 as a result of the Nalpropion transaction.

Income Tax Expense

We reported an income tax expense of $61,000 and $27,000 for the three months ended September 30, 2018 and 2017, respectively.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 and includes the results of Nalpropion (in thousands):

	Nine Months Ended
	September 30,		Increase /
	2018	2017	(Decrease)	Percent
Net revenues	$86,383	$104,527	$(18,144)	-17%

Costs and operating expenses:
Cost of product sales	26,353	31,113	(4,760)	-15%
Selling, general and administrative expense	67,412	59,519	7,893	13%
Research and development expense	1,534	709	825	116%
Depreciation and amortization expense	13,686	54,976	(41,290)	-75%
Change in fair value of contingent consideration	143	344	(201)	*
Loss from disposal and impairments of assets	75	25	50	*
Gain from legal settlement	-	(10,476)	10,476	*
Restructuring costs	1,212	34	1,178	*
Other income (expense):
Interest expense	(29,063)	(27,491)	1,572	6%
Gain on sale of assets	446	-	(446)	*
Change in fair value of derivative liability	39	(38)	77	*
Gain from exchange of debt	137	14,650	(14,513)	*
Foreign currency transaction gain	(864)	-	(864)	*
Income tax expense (benefit)	109	122	13	*
Net income attributable to noncontrolling interests	9,504	-	9,504	*

*    Comparison to prior period is not meaningful.

The following table sets forth a summary of our net revenues for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended
	September 30,		Increase /
	2018	2017	(Decrease)	Percent
Contrave	$16,418	$-	$16,418	*
Treximet	17,221	50,412	(33,191)	-66%
Treximet AG	7,135	-	7,135	*
Zohydro ER	21,937	17,955	3,982	22%
Silenor	17,299	15,580	1,719	11%
Other	5,738	20,335	(14,597)	-72%
Net product revenues	85,748	104,282	(18,534)	-18%
Co-promotion and other revenue	635	245	390	159%
Total net revenues	$86,383	$104,527	$(18,144)	-17%

*    Comparison to prior period is not meaningful.

Net revenues decreased $18.1 million or 17% during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The increase in Contrave net revenues of $16.4 million during the nine months ended September 30, 2018 was attributable to Nalpropion's acquisition of Orexigen which closed on July 27, 2018.

Treximet brand net revenues decreased by $33.2 million, or 66%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to the loss of exclusivity of Treximet in February 2018 resulting in generic competition. We expect that future Treximet brand revenues will continue to decrease year over year due to the loss of exclusivity. On February 15, 2018, we launched Treximet AG.

Treximet AG net revenues were $7.1 million during the nine months ended September 30, 2018 due to its launch on February 15, 2018. There were no sales of Treximet AG prior to its launch.

Zohydro ER net revenues increased by $4.0 million, or 22%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was due to an increase in net price of $1.8 million (primarily related to favorable gross to net accrual rates) and sales volume of $2.2 million.

Silenor net revenues increased by $1.7 million, or 11%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily due to an increase in sales volume of $2.1 million partially offset by a decrease in net price of $0.4 million (primarily related a $1.0 million favorable settlement with one of our customers in the prior year).

Net product revenues - other decreased by $14.6 million, or 72%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was due primarily to discontinuation of products no longer sold of $10.7 million, including IDA, and increased competitive and pricing pressures on our generics portfolio.

Cost of Product Sales

Cost of product sales decreased by $4.8 million, or 15%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease in cost of product sales was due primarily to a $7.1 million decrease as a result of lower Treximet brand sales as a result of generic competition combined with $6.0 million decrease in our other product revenue (primarily related to discontinued products), partially offset by (i) a $5.4 million increase in costs of product sales attributable to Nalpropion's acquisition of Contrave and (ii) increased Zohydro ER, Treximet AG and Silenor product costs of $1.8 million, $0.6 million and $0.5 million, respectively due to increased volume.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $8.0 million, or 13%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  The increase is attributable primarily to Nalpropion's acquisition of Orexigen which resulted in selling, general and administrative expenses of $17.1 million. The increase was partially offset by lower sales force related expenses of $7.1 million due to the restructuring announced in January 2018, lower marketing and selling expenditures of $2.7 million related primarily to Treximet due to the loss of exclusivity, as well as $1.7 million of lower spend across numerous areas, partially offset by higher legal fees of $2.4 million related primarily to patent defense and legal settlements.

Research and Development Expense

Research and development expense increased by $0.8 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and is attributable primarily to Nalpropion's acquisition of Orexigen which resulted in research and development costs of $1.5 million partially offset by discontinuation of certain Zohydro-related research projects.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $41.3 million, or 75%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was related primarily to Treximet intangible assets becoming fully amortized upon the expiration of certain underlying patents and the loss of its exclusivity in February 2018, partially offset by increased depreciation and amortization expense of $1.0 million related to Nalpropion's acquisition of Orexigen.

Change in Fair Value of Contingent Consideration

For the acquisition of Zohydro ER, we initially recorded $14.2 million of contingent consideration. The fair value of the contingent consideration linked to FDA approval was $2.7 million and the fair value of the contingent consideration linked to achievement of the net sales target was $11.5 million. As of September 30, 2018, the current fair value of the contingent consideration was approximately $1.5 million. We recorded expense of $0.1 million and $0.3 million as change in fair value of contingent consideration in the nine months ended September 30, 2018 and 2017, respectively.

Restructuring Costs

Restructuring costs were $1.2 million and $34,000 during the nine months ended September 30, 2018 and 2017, respectively, due to the 2018 and 2016 initiatives to restructure our sales force and operations.

Interest Expense

Interest expense increased by $1.6 million, or 6%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was related primarily to (i) increased borrowings under the DDTL which was used to fund our investment in Nalpropion (ii) higher average interest rates under our ABL Facility, and (iii) an increase in borrowings under the 2018 Term Loan as a result of Nalpropion's acquisition of Orexigen. These increases were offset partially by reduced interest expense on our Treximet Secured Notes due to the lower principal balance.

Change in Fair Value of Derivative Liability

We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the unaudited condensed consolidated statements of operations for each reporting period. We recorded a benefit of $39,000 and an expense of $38,000 as change in fair value of derivative liability in other income (expense) in the nine months ended September 30, 2018 and 2017, respectively.

Gain from Exchange of Debt

During the nine months ended September 30, 2018, certain holders of the Treximet Secured Notes exchanged a total of $4.4 million in principal and accrued interest for Common Stock under the 2018 Exchange Agreement and the Equitization Exchange Agreements, which resulted in an extinguishment of deferred financing fees of $0.3 million. In addition, certain holders of the Treximet Secured Notes exchanged $8.1 million in principal and accrued interest for $7.7 million of Convertible Preferred Stock and resulted in a gain on extinguishment of $0.4 million. The combined effect of these transactions resulted in a net $0.1 million gain from the exchange of the Treximet Secured Notes during the nine months ended September 30, 2018.

We recorded a gain of $14.7 million during the nine months ended September 30, 2017 related to the Exchange Agreement. In July 2017, certain holders of the 4.25% Convertible Notes exchanged $51.8 million in principal notes for $36.2 million in Exchangeable Notes.

Net loss attributable to noncontrolling interests

In accordance with the accounting consolidation principles, we consolidated Nalpropion which neither we nor our subsidiaries owned 100%, into our consolidated financial statements. Net loss attributable to noncontrolling interests relates to the portion of the net loss of Nalpropion not attributable, directly or indirectly, to our ownership interests. We recognized $9.5 million during the nine months ended September 30, 2018 as a result of the Nalpropion transaction.

Income Tax Expense

We reported an income tax expense of $109,000 and $122,000 for the nine months ended September 30, 2018 and 2017, respectively.

Non-GAAP Financial Measures

To supplement our financial results determined by GAAP, we have disclosed in the table below adjusted earnings before interest, taxes, depreciation and amortization (EBITDA).

Adjusted EBITDA is a non-GAAP financial measure that excludes the impact of certain items and, therefore, has not been calculated in accordance with GAAP.  This non-GAAP financial measure excludes from net loss: interest expense; depreciation and amortization; income tax expense; inventory step-up amortization, selling, general and administrative adjustments; gain from sale of non-core assets; change in fair value of contingent consideration; loss from disposal and impairment of assets; gain from exchange of debt; change in fair value of derivative liability; restructuring costs; and foreign currency transactions.  In addition, from time to time in the future there may be other items that we may exclude for the purposes of our use of adjusted EBITDA; likewise, we may in the future cease to exclude items that we have historically excluded for the purpose of adjusted EBITDA.  We believe that adjusted EBITDA provides meaningful supplemental information regarding our operating results because it excludes or adjusts amounts that management and the board of directors do not consider part of core operating results or that are non-recurring when assessing the performance of the organization.  We believe that inclusion of adjusted EBITDA provides consistency and comparability with past reports of financial results and provides consistency in calculations by outside analysts reviewing our results.  Accordingly, we believe that adjusted EBITDA is useful to investors in allowing for greater transparency of supplemental information used by management.

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

Reconciliation of GAAP reported net loss to adjusted EBITDA is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	$(11,845)	$6,360	$(43,942)	$(44,718)
Add: Net loss attributable to noncontrolling interests	(9,504)	-	(9,504)	-
Adjustments:
Interest expense	10,073	9,323	29,063	27,491
Depreciation and amortization	2,422	18,243	13,773	55,064
Income tax expense	61	27	109	122
EBITDA	(8,793)	33,953	(10,501)	37,959
Inventory step-up amortization(1)	2,239	-	2,239	-
Selling, general and administrative adjustments (2)	5,059	1,985	8,190	3,720
Gain from sale of non-core asset (3)	-	-	(446)	-
Change in fair value of contingent consideration (4)	-	884	143	344
Loss from disposal and impairment of assets (5)	75	25	75	25
Gain from exchange of debt (6)	(137)	(14,650)	(137)	(14,650)
Change in fair value of derivative liability (7)	(18)	(46)	(39)	38
Restructuring costs (8)	(2)	(97)	1,212	34
Gain from legal settlement (9)	-	(10,476)	-	(10,476)
Foreign currency transaction (gain) loss (10)	843	-	864	-
Adjusted EBITDA	$(734)	$11,578	$1,600	$16,994

________________

(1)	Excludes inventory step-up amortization recorded as part of Nalpropion's acquisition of Orexigen.
(2)

Excludes deal costs of $4.6 million and $1.3 million; stock compensation expense of $0.4 million and $0.5 million; severance expense of $16,000 and $0.2 million; and litigation settlement expenses of $25,000 and $20,000 for the three months ended September 30, 2018 and 2017, respectively. Also excludes deal costs of $5.4 million and $1.5 million; stock compensation expense of $1.3 million and $1.9 million; severance expense of $0.1 million and $0.2 million; and arbitration and litigation settlement expenses of $1.3 million and $38,000 for the nine months ended September 30, 2018 and 2017, respectively.

(3)	Excludes the gain from the sale of certain obsolete equipment.
(4)

Excludes loss from change in fair value of contingent consideration related to the 2015 acquisition of Zohydro ER and is linked to the achievement of certain net sales targets. Any change in fair values between the reporting dates is recognized in the condensed consolidated statements of operations.

(5)	Excludes loss from impairment of other assets.
(6)

Excludes $0.1 million gain related to the Exchange Transaction and the Equitization Transaction in the three and nine months ended September 2018. For the three and nine months ended September 30, 2017, excludes a $14.7 million gain related to the July 2017 financing transactions in which certain holders of the 4.25% Convertible Notes exchanged $51.8 million in principal notes for $36.2 million in Exchangeable Notes.

(7)

Excludes changes in fair value of derivative liability consideration. We are required to separate the conversion option in the 4.25% Convertible Notes under ASC 815, Derivatives and Hedging. We recorded the bifurcated conversion option valued at $28.5 million at issuance, as a derivative liability, which created additional discount on the debt. The derivative liability is marked to market through the other income (expense) section on the condensed consolidated statements of operations for each reporting period.

(8)	Excludes the cost related to the initiative to restructure our sales force and operations for the three and nine months ended September 30, 2018 and 2017.
(9)

Excludes $10.5 million gain from Pernix and GSK amended settlement agreement resulting from Amendment NO. 2 to the Interim Settlement Agreement with GSK under which Pernix paid approximately $6.7 million to GSK (potentially up to $8.7 million), which is a reduction of up to approximately $14.5 million from the initial settlement agreement.

(10)	Excludes losses on foreign currency transactions primarily related to Nalpropion's operations.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources (amounts in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$24,511	$32,820
Total current assets	120,723	92,284
Current debt (1)	-	3,664
Arbitration award (2)	2,000	2,000
Non-current debt (1)	322,457	278,489
Stockholders' deficit	$(172,282)	$(174,257)
(1)

The table below lists the total Borrowings, the note discount, and the deferred financing costs that when combined equal the components of current and non-current book value of the debt listed on our condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively. See Note 10, Debt and Lines of Credit to our condensed consolidated financial statements.

As of September 30, 2018

	Total	Note	Deferred Financing	Book
	Borrowings	Discount	Costs (a)	Value
4.25% Convertible Notes	$78,225	$(8,828)	$(1,574)	$67,823
Exchangeable Notes	36,145	(22,913)	(3,202)	10,030
2018 Term Loan	41,250	-	-	41,250
Delayed Draw Term Loan	40,074	-	(2,269)	37,805
Treximet Secured Notes - Long Term	154,515	-	(3,151)	151,364
Treximet Secured Notes - Short Term	-	-	-	-
ABL Facility	14,185	-	-	14,185
Balance at September 30, 2018	$364,394	$(31,741)	$(10,196)	$322,457

As of December 31, 2017

	Total	Note	Deferred Financing	Book
	Borrowings	Discount	Costs (a)	Value
4.25% Convertible Notes	$78,225	$(11,060)	$(1,971)	$65,194
Exchangeable Notes	35,743	(24,363)	(3,405)	7,975
Delayed Draw Term Loan	30,000	-	(2,752)	27,248
Treximet Secured Notes - Long Term	166,697	-	(2,810)	163,887
Treximet Secured Notes - Short Term	5,373	-	(1,709)	3,664
ABL Facility	14,185	-	-	14,185
Balance at December 31, 2017 (a)	$330,223	$(35,423)	$(12,647)	$282,153

__________________________
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

(2) GSK Arbitration

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

On July 20, 2017, we and GSK entered into Amendment No. 2 to the Interim Settlement Agreement.  Amendment No. 2 superseded Amendment No. 1 and permitted payment by us to GSK of a reduced amount in full satisfaction of the remaining approximately $21.2 million unpaid portion of the award granted to GSK in the arbitration of certain matters previously disputed by the parties.  Pursuant to Amendment No. 2, we were obligated to make two fixed payments to GSK: (i) a payment of $3.45 million due on or before August 4, 2017 and (ii) a payment of $3.2 million due on or before December 31, 2017. Both of these payments were made as of December 31, 2017. Also pursuant to Amendment No. 2, we agreed that if on or before September 30, 2019, we (x) redeem or repurchase our 4.25% Convertible Notes for greater than 31 cents for every one dollar of principal amount outstanding or (y) exchange such notes for new notes or similar instruments that have a face value providing such exchanging holders a recovery that is greater than 31 cents for every one dollar of 4.25% Convertible Notes exchanged by such holders, we shall, no later than five business days thereafter, distribute to GSK additional cash or notes, as applicable, equal to such excess recovery, but in no event to exceed $2.0 million. GSK has agreed that for so long as we comply with the payment terms set forth in the Amendment No. 2, enforcement of the award will be stayed and GSK shall not seek to enforce or exercise any other remedies in respect of the award, and that the outstanding balance of the Award shall be unconditionally and irrevocably forgiven upon satisfaction of such terms. As of September 30, 2018, and December 31, 2017, we recorded $2.0 million as contingent consideration for the potential payment due by September 30, 2019 and is recorded in other liabilities - current and Arbitration award, respectively, on our condensed consolidated balance sheets Also, we recorded $10.5 million as gain from legal settlement for the year ended December 31, 2017 pursuant to Amendment No. 2 in the consolidated statements of operations and comprehensive loss.

During the nine months ended September 30, 2018 and 2017 we utilized cash from operations of $25.4 million and $9.2 million respectively.

As of September 30, 2018, we had cash and cash equivalents of $24.5 million and borrowing availability of $6.8 million under our ABL Facility.

We have an effective shelf registration statement on Form S-3 with the SEC, which covers the offering, issuance and sale of up to $150.0 million of our Common Stock, preferred stock, debt securities, warrants, subscription rights and units. The shelf registration statement includes a sales agreement prospectus covering the offering, issuance and sale of up to $10.0 million shares of our Common Stock that may be issued and sold under the Controlled Equity Offering Sales Agreement, dated November 7, 2014, between us and Cantor Fitzgerald & Co. as agent. We sold 191,170 and 680,926 shares of Common Stock under this controlled equity program during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively, for net proceeds of $453,000 and $2.0 million during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

As a result of the Exchange Transactions announced on August 1, 2018, the principal amount of our Treximet Secured Notes outstanding at September 30, 2018 was reduced by $12.2 million to $154.5 million, resulting in an annual interest savings of $1.5 million. The amendment to our Term Facility provides us with access to up to $5.8 million of the delayed draw feature for working capital purposes, further enhancing our liquidity. In addition, the ABL Facility amendment includes changes to the borrowing base calculation, which provides for, among other revisions, the inclusion of Contrave® inventory owned by us going forward. As such, we believe that this amendment will create additional borrowing capacity under the ABL Facility.

On July 27, 2018, we funded the contribution, which contribution was made by PIP DAC, our wholly owned subsidiary, of 10% of the capital, or $7.35 million, required to fund Nalpropion's acquisition of Orexigen and an incremental $1.8 million for working capital requirements, via our existing DDTL. On July 27, 2018, Nalpropion acquired substantially all the assets and assumed certain liabilities of Orexigen for approximately $73.5 million in cash.

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

Going Concern

As of October 17, 2018, we were not in compliance with certain Nasdaq Global Market listing requirements. Our outstanding 4.25% Convertible Notes in the principal amount of $78.2 million contain redemption features in the event we are not able to maintain our Nasdaq Global Market listing. In addition, our outstanding Exchangeable Notes in the principal amount of $36.1 million contain redemption features in the event we are not able to maintain any Nasdaq listing. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. We continue to seek other sources of capital and alternatives, however, if we are unable to raise sufficient capital or maintain our Nasdaq listing to prevent the redemption of our outstanding indebtness, we will not have sufficient liquidity to fund our business operations for at least the next year following the date that the financial statements are issued.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We are analyzing various strategic alternatives to proactively address our liquidity and capital structure in a constructive manner, including a range of potential strategic alternatives. These alternatives could include, among other things, the sale of part or all of our company, a merger with another party or other strategic transaction or a restructuring or recapitalization. Our Board of Directors has not made any decisions related to any strategic alternatives at this time. There can be no assurance that the exploration of strategic alternatives will result in the consummation of a transaction or other strategic alternative of any kind.

Nasdaq Deficiency Notices

On October 17, 2018, we received notice, or the Minimum Market Value of Publicly Held Shares Notice, from Nasdaq that we are not currently in compliance with the $15 million minimum market value of publicly held shares requirement of Nasdaq Listing Rule 5450(b)(3)(C). The Minimum Market Value of Publicly Held Shares Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(D), we have until April 15, 2019 to regain compliance with the minimum market value of publicly held shares requirement by having the closing market value of publicly held shares, calculated by multiplying the closing bid price of the Common Stock by our total shares outstanding (less any shares held by officers, directors or beneficial owners of 10% or more of the total shares outstanding ), meet or exceed $15 million for at least ten consecutive business days.

On October 19, 2018, we received notice, or the Minimum Bid Price Notice, from Nasdaq that we are not currently in compliance with the $1.00 minimum closing bid price requirement of Nasdaq Listing Rule 5450(a)(1). The Minimum Bid Price Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we have until April 17, 2019 to regain compliance with the minimum bid price requirement by having the closing bid price of the Common Stock meet or exceed $1.00 per share for at least ten consecutive business days. If we do not regain compliance with the minimum bid price requirement by April 17, 2019, we may be eligible to transfer the listing of the Common Stock from the Nasdaq Global Market to the Nasdaq Capital Market if, at the time of such transfer, we meet the initial listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the Nasdaq Capital Market (except for the minimum bid price requirement) and provide Nasdaq with written notice of our intention to cure the minimum bid price requirement deficiency. In response, Nasdaq may provide us with an additional 180 day period to satisfy the minimum bid price requirement. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that the Common Stock will be subject to delisting pursuant to Nasdaq's delisting procedures.

The notices do not result in the immediate delisting of the Common Stock from the Nasdaq Global Market. We intend to monitor the closing bid price of the Common Stock and our market value of publicly held shares and consider our available options in the event that the closing bid price of the Common Stock remains below $1.00 per share or our market value of publicly held shares remains below $15 million, including seeking to transfer to the Nasdaq Capital Market. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement, even if we transfer to the Nasdaq Capital Market for the additional 180-day compliance period with respect to the minimum bid price requirement, or market value of publicly held shares requirement or maintain compliance with the other listing requirements.

If the Common Stock is delisted from the Nasdaq Global Market, the holders of the Convertible Notes and the Exchangeable Notes would have the right to require the Company (in the case of the Convertible Notes) or PIP DAC (in the case of the Exchangeable Notes) to repurchase all of the Convertible Notes and Exchangeable Notes owned by such holders at a price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest thereon, within 35 business days following the Company or PIP DAC giving notice to such holders of the delisting. The Company's or PIP DAC's failure to pay such amounts when due would result in a default under the indentures governing the Convertible Notes or the Exchangeable Notes, as the case may be, which would ripen into an event of default immediately under the indenture governing the Convertible Notes, and within five days of becoming due under the indenture governing the Exchangeable Notes. Further, an event of default under either of these indentures would result in a cross-default under the Delayed Draw Term Loan as well as the ABL Facility, which could result in indebtedness outstanding under those instruments to become immediately due and payable. In addition, any acceleration of the debt under the Convertible Notes, the Exchangeable Notes, the Delayed Draw Term Loan or the ABL Facility would trigger an event of default under the indenture governing the Treximet Secured Notes, which could result in such indebtedness becoming immediately due and payable.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2018, and 2017 (in thousands).

	Nine Months Ended
	September 30,
	2018	2017
Operating activities	$(25,395)	$(9,218)
Investing activities	(68,918)	(5)
Financing activities	85,902	89
Effect of exchange rate changes on cash and cash equivalents	102	-
Net decrease in cash and cash equivalents	$(8,309)	$(9,134)

Comparison of the Nine Months Ended September 30, 2018 and 2017

Net cash used in operating activities

Net cash used in operating activities during the nine months ended September 30, 2018 was $25.4 million, an increase of $16.2 million from cash used in operating activities during the nine months ended September 30, 2017 of $9.2 million. The cash used in operating activities includes the operating activities of Nalpropion during the nine months ended September 30, 2018 and was driven by the consolidated companies' net loss of $53.4 million. This use was partially offset by non-cash expenses totaling $25.7 million and net changes in operating assets/liabilities of $2.3 million. The $9.2 million used in operating activities during the nine months ended September 30, 2017 was driven primarily by a net loss of $44.7 million and net changes in operating assets/liabilities of $3.0 million. This use was partially offset by non-cash expenses totaling $38.5 million.

Net cash used in investing activities

Net cash used in investing activities during the nine months ended September 30, 2018 was $68.9 million compared to a use of $5,000 during the nine months ended September 30, 2017, resulting from the purchase of Orexigen by Nalpropion for cash consideration of $69.3 million.

Net cash provided by financing activities

Net cash provided by financing activities during the nine months ended September 30, 2018 was $85.9 million and primarily reflects the following activity:

  2018 Term Loan proceeds of $45.8 million of which $4.5 million was provided by the PIP DAC (eliminated in consolidation), and $41.3 million was provided by certain co-investors. The proceeds were used to fund Nalpropion's acquisition of Orexigen and for working capital requirements.
  Capital contributions of $41.3 million from certain co-investors, which was used to fund Nalpropion's acquisition of Orexigen and for working capital requirements.
  Proceeds of $9.2 million from the DDTL which were utilized to fund our investment in Nalpropion structured through a capital contribution to Nalpropion and as one of the lenders in the 2018 Term Loan credit agreement.
  These proceeds were partially offset by a $5.4 million principal repayment of our Treximet Secured Notes.

Net cash provided by financing activities during the nine months ended September 30, 2017 was $0.1 million. Cash provided by financing activities for the nine months ended September 30, 2017 was primarily from the net proceeds from the DDTL of $30.0 million and the issuance of 372,000 shares under the Controlled Equity Offering Sales Agreement for $1.1 million. This cash provided by financing activities was partially offset primarily by principal payments on our Treximet Secured Notes of $17.5 million, and the payment of financing costs related to the debt restructuring that was completed in July 2017 of $13.6 million.

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

Evaluation of Disclosure Controls and Procedures.  As of September 30, 2018, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Principal Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference herein from Legal Proceedings under Note 13, Commitments and Contingencies, to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

The risk factors below supplement the risk factors contained in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018; Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the SEC on May 10, 2018; and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, filed with the SEC on August 9, 2018. The occurrence of any one or more of these risks could materially harm our business, operating results, financial condition and prospects. These risks and uncertainties could also cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements that we make from time to time. Please see "Note Regarding Forward-Looking Statements" appearing at the beginning of this Quarterly Report on Form 10-Q.

Risks Related to our Business

Our board of directors has authorized us to explore alternatives to refinance or restructure our existing debt. If we fail to successfully complete a restructuring or refinancing of all of our existing debt, we may initiate Chapter 11 proceedings to implement a restructuring of our obligations.

We are in the process of analyzing various alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives. We believe the consummation of a successful refinancing or restructuring of our existing debt is critical to our continued viability. If we fail to successfully complete a restructuring or refinancing of all of our existing debt, all or certain of our indebtedness may be accelerated and we may not be able to otherwise source adequate liquidity to fund our operations, meet our obligations (including our debt payment obligations) and continue as a going concern. There can be no assurance that these efforts will result in any such agreement, that any refinancing or restructuring that we pursue will be successful, or what the terms thereof would be.

Any refinancing or restructuring will likely be subject to a number of conditions, many of which will be outside of our control. We can make no assurances that any refinancing or restructuring that we pursue will be successful, or what the terms thereof would be or what, if anything, our existing debt and equity holders would receive in any resulting transaction, which will depend on our enterprise value, although we believe that any refinancing or restructuring would be highly dilutive to our existing equity holders and certain debt holders. In addition, we can make no assurances with respect to what the value of our debt and equity will be following the consummation of any refinancing or restructuring. The issuance and sale of substantial amounts of common stock or the announcement that such issuances and sales may occur could adversely affect the market price of our common stock.

If an agreement is reached and we pursue a restructuring, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement this agreement through the confirmation and consummation of a plan of reorganization and/or one or more sale transactions approved by the bankruptcy court in the bankruptcy proceedings. We may also conclude that it is necessary to initiate Chapter 11 proceedings to implement a restructuring of our obligations even if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of a restructuring. If a plan of reorganization is implemented in a bankruptcy proceeding, it is likely that holders of claims and interests with respect to, or rights to acquire our equity securities, would likely be entitled to little or no recovery, and those claims and interests would likely be canceled for little or no consideration. If that were to occur, we anticipate that all, or substantially all, of the value of all investments in our common stock will be lost and that our equity holders would lose all or substantially all of their investment. It is also likely that our other stakeholders, including our secured and unsecured creditors, will receive substantially less than the amount of their claims. We have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of total indebtedness that is senior to our existing common stock in our capital structure. As a result, we believe that seeking Bankruptcy Court protection under a Chapter 11 proceeding could result in a limited recovery for unsecured noteholders and debtholders and place equity holders at significant risk of losing all of their interests in us. The commencement of bankruptcy proceedings would also result in an event of default under the terms of our Treximet Secured Notes, the 4.25% Convertible Notes, the Exchangeable Notes, the Term Facility and the ABL Facility, thereby resulting in such indebtedness becoming immediately due and payable.

Our business operations and financial position could be adversely affected as a result of our substantial indebtedness and other payment obligations.

As of September 30, 2018, we had approximately $323.1 million aggregate principal amount of debt outstanding, consisting of:

  approximately $36.1 million aggregate principal amount of our Exchangeable Notes, issued pursuant to an indenture, as amended by that certain first supplemental indenture, dated July 27, 2018, under which PIP DAC, (formerly known as Pernix Ireland Pain Ltd. (PIPL), is the issuer and we and our other subsidiaries are the guarantors with Wilmington Trust, National Association, as trustee;
  approximately $78.2 million aggregate principal amount of our Convertible Notes;
  approximately $154.5 million aggregate principal amount of our Treximet Secured Notes;
  approximately $14.2 million outstanding under our ABL Facility; and
  approximately $40.1 million aggregate principal amount outstanding under the Term Credit Agreement.

In addition, we have the ability to borrow up to an additional $5.8 million under the Term Credit Agreement for certain specified purposes, including future acquisitions, working capital or other general corporate purposes, subject to conditions set forth in the Term Credit Agreement and up to an additional approximately $18.3 million under the ABL Facility, subject to borrowing base capacity and the conditions set forth in the ABL Facility. In addition, the Term Credit Agreement includes an incremental feature that allows us, with the consent of the requisite lenders under the Term Credit Agreement, to obtain up to an additional $20.0 million in term loan commitments from new or existing lenders under the Term Credit Agreement that agree to provide such commitments. Our significant indebtedness and other payment obligations could have important consequences.  For example, it could:

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
  significantly scale back or discontinue certain of our commercial activities;
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

If we are unable to regain compliance with the listing requirements of The Nasdaq Global Market, our common stock may be delisted from The Nasdaq Global Market which could have a material adverse effect on our financial condition and could make it more difficult for you to sell your shares.

Our common stock is listed on the Nasdaq Global Market, and we are therefore subject to its continued listing requirements, including requirements with respect to the market value of publicly-held shares, market value of listed shares, minimum bid price per share, and minimum stockholder's equity, among others, and requirements relating to board and committee independence. If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Global Market.

On October 17, 2018, we received notice, or the Minimum Market Value of Publicly Held Shares Notice, from Nasdaq that we are not currently in compliance with the $15 million minimum market value of publicly held shares requirement of Nasdaq Listing Rule 5450(b)(3)(C). The Minimum Market Value of Publicly Held Shares Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(D), we have until April 15, 2019 to regain compliance with the minimum market value of publicly held shares requirement by having the closing market value of publicly held shares, calculated by multiplying the closing bid price of our common stock by our total shares outstanding (less any shares held by officers, directors or beneficial owners of 10% or more of the total shares outstanding ), meet or exceed $15 million for at least ten consecutive business days. The Minimum Market Value of Publicly Held Shares Notice had no immediate effect on the listing of our common stock and our common stock will continue to trade on the Nasdaq Global Market under the symbol "PTX" at this time.

On October 19, 2018, we received notice, or the Minimum Bid Price Notice, from Nasdaq that we are not currently in compliance with the $1.00 minimum closing bid price requirement of Nasdaq Listing Rule 5450(a)(1). The Minimum Bid Price Notice indicated that, consistent with Nasdaq Listing Rule 5810(c)(3)(A), we have until April 17, 2019 to regain compliance with the minimum bid price requirement by having the closing bid price of our common stock meet or exceed $1.00 per share for at least ten consecutive business days. If we do not regain compliance with the minimum bid price requirement by April 17, 2019, we may be eligible to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market if, at the time of such transfer, we meet the initial listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the Nasdaq Capital Market (except for the minimum bid price requirement) and provide Nasdaq with written notice of our intention to cure the minimum bid price requirement deficiency. In response, Nasdaq may provide us an additional 180 day period to satisfy the minimum bid price requirement. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are not eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting as described below. The Minimum Bid Price Notice had no immediate effect on the listing of our common stock and our common stock will continue to trade on the Nasdaq Global Market under the symbol "PTX" at this time.

If we fail to regain compliance with either the minimum market value of publicly held shares requirement or the minimum bid price requirement during the applicable compliance periods, we will receive notification from Nasdaq that our common stock is subject to delisting. At that time we may then appeal the delisting determination to a Hearings Panel. Such notification will have no immediate effect on our listing on the Nasdaq Global Market, nor will it have an immediate effect on the trading of our common stock pending such hearing. There can be no assurance, however, that we will be able to regain compliance with each of Nasdaq's minimum market value of publicly held shares requirement and Nasdaq's minimum bid price requirement. If we regain compliance with the Nasdaq's minimum market value of publicly held shares requirement and Nasdaq's minimum bid price requirement, there can be no assurance that we will be able to maintain compliance with the continued listing requirements for the Nasdaq Global Market, or that our common stock will not be delisted from the Nasdaq Global Market in the future. In addition, we may be unable to meet other applicable listing requirements of the Nasdaq Global Market, in which case our common stock could be delisted notwithstanding our ability to demonstrate compliance with the minimum market value of publicly held shares and the minimum bid price requirements.

Delisting from the Nasdaq Global Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities. Moreover, a delisting of our common stock could result in an Event of Default under our outstanding debt securities.

If we are delisted from the Nasdaq Global Market and we are not able to list our common stock on another exchange, our Common Stock could be quoted on the OTC Bulletin Board or in the "pink sheets." As a result, we could face significant adverse consequences including, among others:

  a limited availability of market quotations for our securities;

  a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

  a limited amount of news and little or no analyst coverage for us;

  we would no longer qualify for exemptions from state securities registration requirements, which may require us to comply with applicable state securities laws; and

  a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3) or obtain additional financing in the future.

In addition, if the Common Stock is delisted from the Nasdaq Global Market, the holders of the Convertible Notes and the Exchangeable Notes would have the right to require the Company (in the case of the Convertible Notes) or PIP DAC (in the case of the Exchangeable Notes) to repurchase all of the Convertible Notes and Exchangeable Notes owned by such holders at a price equal to 100% of the principal amount thereof, plus any accrued and unpaid interest thereon, within 35 business days following the Company or PIP DAC giving notice to such holders of the delisting. The Company's or PIP DAC's failure to pay such amounts when due would result in a default under the indentures governing the Convertible Notes or the Exchangeable Notes, as the case may be, which would ripen into an event of default immediately under the indenture governing the Convertible Notes, and within five days of becoming due under the indenture governing the Exchangeable Notes. Further, an event of default under either of these indentures would result in a cross-default under the Delayed Draw Term Loan as well as the ABL Facility, which could result in indebtedness outstanding under those instruments to become immediately due and payable. In addition, any acceleration of the debt under the Convertible Notes, the Exchangeable Notes, the Delayed Draw Term Loan or the ABL Facility would trigger an event of default under the indenture governing the Treximet Secured Notes, which could result in such indebtedness becoming immediately due and payable.

If our common stock becomes subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on the Nasdaq Global Market and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser's written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We may not be able to grow through acquisitions of businesses and assets, the formation of collaborations or other strategic alliances or the in-licensing of products or product candidates.

We have sought growth largely through acquisitions, including the acquisitions of the Zohydro ER product line in 2015, the rights to Treximet intellectual property in 2014, Pernix Sleep in 2013 and Cypress in 2012. As part of our strategy, we plan to pursue acquisitions of assets, businesses or strategic alliances and collaborations (including the in-licensing of products or product-candidates), to expand our existing technologies and operations, such as the July 2018 services agreement with Nalpropion pursuant to which we manage Nalpropion and exclusively distribute Contrave in the United States. However, the indentures governing the Exchangeable Notes, the Convertible Notes and the Treximet Secured Notes, and the Credit Facilities contain restrictive covenants, which include, among other things, restrictions on the incurrence of indebtedness, as well as certain consolidations, acquisitions, mergers, purchases or sales of assets and capital expenditures, subject to certain exceptions and permissions limited in scope and dollar value, among other things. For additional information, see the notes to our audited consolidated financial statements for the years ended December 31, 2017 and 2016 contained in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Moreover, it cannot be assured that acquisitions will be available on terms attractive to us or that such acquisitions will be permissible under the indentures governing our outstanding notes and the covenants in the Credit Facilities or that we will be able to arrange financing on terms acceptable to us or to obtain timely federal and state governmental approvals on terms acceptable to us, or at all.

We may be unable to successfully integrate newly acquired businesses or assets and realize the anticipated benefits of these acquisitions or other collaborations or strategic alliances.

Management has in the past devoted, and will in the future devote, significant attention and resources to integrating newly acquired businesses and assets and/or establishing functioning collaborations that leverage our capabilities in pursuit of developing and commercializing our products and product candidates. Potential integration process difficulties that we have encountered or may encounter in the future include the following:

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

We completed a realignment plan in January 2018 that resulted in a workforce reduction of approximately 22%, primarily through a reduction of sales and commercial infrastructure positions. The employee reductions could result in an erosion of morale and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation and the management and administration of our finances, which in turn may adversely affect our revenue in the future or cause other administrative deficiencies. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. We may face wrongful termination, discrimination, or other claims from employees affected by the reduction related to their employment and termination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our realignment plan will be successful, and we may need to take additional realignment efforts, including additional personnel reduction, in the future.

Risks Related to Commercialization

Treximet has become subject to competition from generic competitors, which will have a material adverse impact on our sales of Treximet and our results of operations.

We own, have applied for or hold licenses to patents. Our patent protection for our products extends for varying periods in accordance with the legal life of patents. The protection afforded is limited by the applicable terms of our patents and the availability of legal remedies in the United States. Following expiration of patents covering our products, other entities may be able to obtain approval to manufacture and market generic alternatives, which we expect would result in lower net revenue. For example, in August 2014, through our wholly owned subsidiary Pernix Ireland Limited (PIL), we acquired the U.S. intellectual property rights to Treximet from GSK. Treximet is covered by five patents in the U.S. Including six months of pediatric exclusivity, four of the patents expired on February 14, 2018, and one expires on April 2, 2026. Six companies filed Abbreviated New Drug Applications, or ANDAs, with the FDA, seeking approval to market a generic version of Treximet. Three of the ANDA filers are enjoined from engaging in the commercial manufacture, use, offer to sell, or sale in or importation into the United States of the proposed ANDA products prior to April 2, 2026. As of September 30, 2018, three competitors have entered the market. While we launched our own generic version of Treximet on February 15, 2018, the entry of generics into the market has and will continue to have a material adverse impact on our sales of Treximet and our results of operations.

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

Our product, Zohydro ER, contains a controlled substance that is regulated by the DEA under the Controlled Substances Act. DEA quota requirements applicable to Schedule I and II controlled substances limit the amount of controlled substance drug products a manufacturer can manufacture and the amount of API it can use to manufacture those products. We may experience difficulties obtaining raw materials needed to manufacture such product as a result of DEA regulations or we may experience manufacturing challenges in the future. If we are unsuccessful in obtaining quotas, unable to manufacture and release inventory on a timely and consistent basis, fail to maintain an adequate level of product inventory, or if inventory is destroyed or damaged or reaches its expiration date, patients might not have access to our product, our reputation and our brands could be harmed and physicians may be less likely to prescribe such product in the future, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If we or third-party manufacturers fail to comply with regulatory requirements for Zohydro ER, the DEA may take regulatory actions detrimental to our business, resulting in temporary or permanent interruption of distribution, withdrawal of such product from the market or other penalties.

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

Although naltrexone itself is not addictive, synthesis of naltrexone is a multi-step process with a natural opiate starting material that has the potential for abuse and is therefore regulated as a controlled substance under the federal Controlled Substances Act or applicable foreign equivalents. As such, manufacturers of naltrexone API must be registered with the DEA or applicable foreign equivalents. Manufacturers making naltrexone also must obtain annual quotas from the DEA for the opiate starting material. Because of the DEA-related requirements and modest current demand for naltrexone API, there currently exist a limited number of manufacturers of this API. Therefore, API costs for naltrexone are greater than for the other constituents of our product. Demand for Contrave may require amounts of naltrexone greater than the currently available worldwide supply or our or our partners' current forecasts for the supply to us of Contrave or its components. Any lack of sufficient quantities of naltrexone would limit our ability to continue to distribute Contrave in the United States and would limit our partners' ability to commercialize Contrave outside the United States and Europe.

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

At the federal level, the White House Office of National Drug Control Policy continues to coordinate efforts between the FDA, the DEA, and other agencies to address this issue. In 2017, the FDA requested that Endo International plc, or Endo, withdraw Opana ® ER, one of its opioid pain medications, from the market due to the public health consequences of abuse (even when taken at recommended doses) associated with the use of Endo's product. Endo voluntarily complied with the FDA's removal request. In publicly announcing the request, the FDA noted that it would take similar regulatory action with regard to other opioid products if the risks for abuse outweighed the product's potential benefits. The FDA also revised the "black-box" warnings required in the labeling of opioid paid medications, including Zohydro ER, that highlight the risk of misuse, abuse, addiction, overdose and death. The DEA continues its efforts to hold manufacturers, distributors, prescribers and pharmacies accountable through various enforcement actions, as well as the implementation of compliance practices for controlled substances. In addition, the Centers for Disease Control and Prevention (CDC), issued national, non-binding guidelines in 2016 relative to the prescribing of opioids. These guidelines included recommended considerations for primary care provider use when prescribing opioids, including specific considerations and cautionary information about opioid dosage increases and morphine milligram equivalents. Certain payors are, or are considering, adopting these CDC guidelines, as well as putting other restrictions on the prescribing of opioid pain medications. Additionally, DEA has taken regulatory action to reduce the yearly quotas available in the United States for opioids.

Federal activity includes the issuance of a Presidential commission's final recommendations on combating opioid abuse; the federal Department of Health and Human Services declaring the opioid crisis a national public health emergency; President Trump's establishing a commission to make recommendations regarding new laws and policies to combat opioid addiction and abuse; Mallinckrodt's $35.0 million settlement with the Justice Department regarding alleged failures related to suspicious order monitoring obligations; and the FDA's announced intention to extend to immediate-release opioids the Risk Evaluation and Mitigation Strategy, or REMS, currently imposed on extended-release opioids, such as Zohydro ER At the state and local level, a number of states and major cities have brought separate lawsuits against various pharmaceutical companies marketing and selling opioid based pain medications, alleging misleading or otherwise improper promotion of opioid drugs to physicians and consumers. In addition, the attorneys general from several states have announced the launch of a joint investigation into the marketing and sales practices of drug companies that manufacture opioid pain medications.

On October 24, 2018, the Support for Patients and Communities Act (the Support Act) was signed into law to address opioid misuse and addiction in the United States. The Support Act amends several provisions of the Federal Food, Drug, and Cosmetic Act (FDCA) and the Controlled Substances Act (CSA) that have implications on manufacturers of opioids and other controlled substances. Key changes include additional FDA authority to order the cessation of distribution of controlled substances and to impose requirements on packaging and safe disposal systems. In addition, the Support Act includes CSA provisions relevant to suspicious order monitoring obligations that may impact the distribution of Zohydro.

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

Through our Macoven entity, Pernix distributed a combination product called IDA, which was originally approved by the FDA, in 1948 for safety only. The product's efficacy as an adjunct treatment for peptic ulcer disease, as well as other medical conditions, such as migraine headaches, was reviewed under the FDA's Drug Efficacy Study Implementation process, DESI notice 3265.

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

Some of the insurance companies that presently insure and that have insured Pernix could legally assert that they are not liable to respond to or to cover a claimed liability, including but not limited to the opioid litigation and further, may dispute whether their insurance contracts must legally respond to claimed liabilities against Pernix. Should any of these contingencies occur and should Pernix be denied access to insurance coverage, this could have a material adverse effect on our business, financial condition and results of operations and we may not have adequate funds available to cover such liabilities, as well as incurred legal defense costs.

On October 26, 2018, Navigators Insurance Company ("Navigators") initiated an insurance coverage declaratory judgment action against us in the United States District Court for the Eastern District of Pennsylvania seeking a decision that it does not owe us coverage under certain insurance policies for the defense and potential indemnity of us in three lawsuits pending against us: (1) UFCW, Local 23 and Employers Health Fund v. Endo Pharmaceuticals, Inc. et al., Case No. 180403485, filed in the Pennsylvania Court of Common Pleas, Philadelphia County ("UFCW Action"); (2) Iron Workers District Council of Philadelphia and Vicinity, Benefit Fund v. Abbott Laboratories, Inc. et al., Case No. 180502442, filed in the Pennsylvania Court of Common Pleas, Philadelphia County ("Iron Workers Action"); and (3) State of Arkansas, ex. rel. Scott Ellington et al. v. Purdue Pharma, L.P. et al., Case No. CV-2018-268, filed in the Circuit Court of Crittenden County, Arkansas ("Arkansas Action").

While we intend to vigorously contest these claims, and file a counterclaim that Navigators owes us a duty to defend all of the lawsuits in full, and that any determination of the duty to indemnify at this point is premature, it is uncertain whether we will prevail. Further, it is possible that other insurers could adopt a similar position to that taken by Navigators and/or assert other reasons for denying coverage relative to claims made against us, including the opioid litigation lawsuits.  Further, there may be instances where our existing insurance coverage will not respond to or cover a claimed liability or where our insurers may dispute whether their insurance contracts require them to legally respond to such claimed liabilities. It is also possible that the amount of insurance that we currently hold may not be adequate to cover all liabilities that we might incur. Should any of these contingencies occur and should we be denied access to insurance coverage, this could have a material adverse effect on our business, financial condition and results of operations and we may not have adequate funds available to cover such liabilities, as well as incurred legal defense costs.

Finally, insurance coverage is increasingly expensive. We might not be able to maintain insurance coverage at a reasonable cost that will be adequate to satisfy any liability that may arise. Further, we might not be able to obtain insurance coverage for certain products and/or potential liabilities, including but not limited to our opioid products.

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

For example, due to a manufacturing issue with one of our suppliers, the 20 mg. strength of Zohydro ER was on back order until March 2018. During that time, we marketed and distributed other strengths of Zohydro ER, including the 10 mg., 15 mg., 30 mg., 40 mg. and 50 mg. strengths. While utilization of the 10 mg., 15 mg. and 30 mg. strengths increased in order to fulfill patient needs, the temporary stock-out of the 20 mg. strength impacted the overall prescription volume for Zohydro ER, which resulted in a loss of revenue. While the manufacturer of the product, Recro Pharma, Inc. (Recro), was able to reinitiate supply of the 20 mg. strength of Zohydro to us, Recro has continued to be confronted with manufacturing challenges with the 20 mg. strength. While Recro now believes that it has resolved its manufacturing issue, we will experience a temporary stock-out of the 20 mg. during the fourth quarter of 2018. We do not believe that this temporary stock-out will have a material impact on the overall prescription volume for Zohydro ER in the fourth quarter.  While, as noted, Recro believes that the manufacturing issue relative to the 20 mg. strength is now resolved, it is possible that this issue is not fully resolved or that additional manufacturing issues might arise in the future that could cause Recro to be unable to supply us with the 20 mg. strength of Zohydro on a short or long term basis, which could have a potentially material adverse impact on our results of operations. Additionally, it is possible that Recro could encounter a manufacturing issue that could cause it to be unable to deliver requested quantities of the other dosage strengths of Zohydro ER, which could have a potentially material adverse impact on our results of operations.

In addition, in connection with our acquisition of the rights to Treximet intellectual property in August 2014, we discovered short-term supply constraints for the product. While we believe that we have addressed this issue by securing another manufacturer, our failure to obtain sufficient supply of Treximet to meet anticipated demand in the future may result in a loss of revenue.

Prior to the closing of the acquisition of Orexigen's assets, Orexigen informed us that due to certain packaging defects caused by manufacturing services provided by its third party manufacturer, Patheon, Orexigen elected to conduct a Class III recall at the retail level. We believe Nalpropion has adequate inventory of the product to prevent any product shortages and the product manufacturer, Patheon, has been placed on legal notice of actual and potential claims, as well as any other damages that might be incurred. Nevertheless, future manufacturing issues with Patheon could cause product shortages that would negatively impact our results of operations.

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

If we are unable to successfully appeal the district court's August 24, 2018 trial decision that the asserted claims of the Zohydro ER patents are invalid for obviousness under 35 U.S.C. § 103 and for lacking adequate written description under 35 U.S.C. § 112, we will no longer be able to maintain protection for the intellectual property relating to Zohydro ER with BeadTek, generic competitors will likely enter the U.S. marketplace in 2019 and the value of this product will be materially adversely affected.

Pernix Therapeutics, LLC (Pernix LLC) is the sole distributor of Zohydro ER in the United States. Pernix LLC and PIP DAC (collectively for the purpose of this paragraph, Pernix) brought suit against Actavis and Alvogen in the District of Delaware on March 4, 2016, seeking declaratory judgment of infringement of the '760 Patent.  Pernix filed and served Second and Third Amended Complaints, against Alvogen and Actavis respectively, on October 12, 2016, adding additional allegations of infringement.

Pernix and Actavis entered into a settlement agreement on January 29, 2018.  Under the terms of the agreement, Pernix will grant Actavis a license to begin selling a generic version of Zohydro ER on March 1, 2029, or earlier under certain circumstances.  Other details of the settlement are confidential.  The launch of Actavis's generic product is contingent upon Actavis receiving final approval from the FDA of its ANDA for a generic version of Zohydro ER. For the Alvogen case, trial testimony was heard from June 11-13, 2018, post-trial briefing was completed on July 12, 2018, and the trial concluded with the parties' closing arguments on July 25, 2018. The district court's trial decision was rendered on August 24, 2018, finding the asserted claims of the Zohydro ER Patents to be infringed by Alvogen's proposed generic Zohydro ER product and not to be invalid for anticipation under 35 U.S.C. § 102. The district court also found the asserted claims to be invalid for obviousness under 35 U.S.C. § 103 and as lacking adequate written description under 35 U.S.C. § 112. Pernix filed a Notice of Appeal on September 7, 2018, appealing the district court's decision that the asserted claims are invalid for obviousness and lacking adequate written description to the United States Court of Appeals for the Federal Circuit. Pernix's opening appellate brief is due no later than November 13, 2018, Alvogen's answering brief is due no later December 24, 2018 and Pernix's reply brief is due no later than January 7, 2019. Oral argument on the appeal is expected in the second quarter of 2019, with a written decision to follow thereafter.

Should our appeal be unsuccessful, and upon Alvogen receiving final approval from the FDA of its ANDA for a generic version of Zohydro ER, Alvogen may be in a position to begin selling a generic version of Zohydro ER as early as October 1, 2019. Other generic competitors may enter the U.S. market thereafter. The entry of generic competitors will likely have a materially adverse impact upon the value of this product and our gross revenues.

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

If we fail to comply with the obligations included in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

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

Exchange of the Exchangeable Notes and conversion of the Convertible Preferred Stock and the 4.25% Convertible Notes may dilute the ownership interest of existing stockholders and could have an adverse impact upon the prevailing market price of our Common Stock.

Subject to certain contractual restrictions, holders of the Exchangeable Notes and the Convertibles Notes are entitled to exchange or convert, respectively, the Exchangeable Notes or the 4.25% Convertible Notes for shares of our Common Stock at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of the Exchangeable Notes or the 4.25% Convertible Notes, respectively. In addition, holders of the Convertible Preferred Stock, subject to certain contractual restrictions, have the right to convert their shares of Convertible Preferred Stock for shares of our Common Stock at their option. On October 3, 2018, holders of 13,100 shares of the Convertible Preferred Stock elected to convert such Convertible Preferred Stock into 548,115 shares of our Common Stock. Further, the 2018 Exchange Agreement affords certain Exchange Holders the right to exchange up to an additional $65.1 million aggregate principal amount of the Treximet Secured Notes plus accrued and unpaid interest, into additional Convertible Preferred Stock until February 1, 2020. We have the right, at our option, to automatically convert all shares of the Convertible Preferred Stock into shares of Common Stock, subject to the satisfaction of certain specified conditions. The exchange of some or all of the Exchangeable Notes or the conversion of some or all of the 4.25% Convertible Notes or shares of the Convertible Preferred Stock will dilute the ownership interests of existing stockholders. If holders of the Exchangeable Notes were to exchange all of the outstanding Exchangeable Notes (not taking into account the potential for capitalization of interest or additional interest or changes to the exchange price), we would need to deliver approximately 6,571,746 shares of our Common Stock to settle the exchange, which would result in significant dilution to existing stockholders. If holders of the 4.25% Convertible Notes were to exchange all of the outstanding 4.25% Convertible Notes, we would need to deliver approximately 682,413 shares of our Common Stock to settle the conversion, which would result in additional dilution to existing stockholders. If holders of the Convertible Preferred Stock were to convert all of the outstanding shares of Convertible Preferred Stock (assuming the Exchange Holders exercise their right to exchange the entire $65.1 million aggregate principal amount of the Treximet Secured Notes plus accrued and unpaid interest as of September 30, 2018), and not giving effect to any applicable ownership limitations on such conversions, we would need to deliver approximately 30,627,615 shares of our Common Stock to settle the conversions, which would result in additional dilution to existing stockholders. Sales in the public market of shares of our Common Stock issued upon exchange or conversion could have an adverse impact upon the prevailing market price of our Common Stock.

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

For example, even though U.S. regulatory approval has been obtained for Contrave, which we have the exclusive right to distribute in the United States from Nalpropion, the FDA has imposed restrictions on its indicated uses and marketing and has imposed ongoing requirements for post-marketing studies and other activities. Nalpropion also is required to conduct a number of post-marketing studies, including a series of studies in obese pediatric patients to evaluate the safety and efficacy of Contrave for weight management in pediatric populations and a group of short-term trials, including a single-dose pharmacokinetic study in renal and hepatic impairment and a placebo-controlled cardiovascular outcomes clinical trial (the "CVOT"). We cannot assure you that the CVOT proposal to be submitted by Nalpropion will satisfy the FDA's post-marketing requirements related to cardiovascular outcomes or that the FDA will not require Nalpropion to conduct additional studies during or after the CVOT.

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

Our sales of currently marketed products and products that we distribute and our ability to commercialize our products depends substantially on the availability of sufficient coverage and reimbursement from third-party payors, including U.S. governmental payors such as the Medicare and Medicaid programs, MCOs and private insurers. All of Pernix's promoted products are generally well covered by managed care and private insurance plans. Generally, the status or tier within managed care formularies, which are lists of approved products developed by MCOs, varies but coverage is similar to other products within the same class of drugs. However, the position of any of our branded products that requires a higher patient copayment may make it more difficult to expand the current market share for such product. In some cases, MCOs may require additional evidence that a patient had previously failed another therapy, additional paperwork or prior authorization from the MCO before approving reimbursement for a branded product. Some Medicare Part D plans also cover some or all of our products, but the amount and level of coverage varies from plan to plan. We also participate in the Medicaid Drug Rebate program with the Centers for Medicare & Medicaid Services (CMS) and submit all of our covered products for inclusion in this program. Coverage of our products under individual state Medicaid plans varies from state to state.

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

Our relationships with customers and payors are subject to applicable fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

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

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure, and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. Although we are not directly subject to HIPAA-other than potentially with respect to providing certain employee benefits - we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization, or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient's information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

Also, the European Parliament has adopted the General Data Protection Regulation (GDPR), which became effective on May 25, 2018. This regulation replaces the EU's 1995 data protection directive and is now the single EU standard across all member states. The GDPR takes a broad view of the types of information that are deemed covered as personal identification information and contains provisions that require businesses to protect such personal data and the privacy of EU citizens for transactions that occur within EU member states. The GDPR also regulates the exportation of personal data outside of the EU. Non-compliance with the GDPR could result in significant penalties. Many companies, including our company, continue to assess the requirements of the GDPR against current business practices in order to maintain continuing compliance with this regulation.

Risks Related to our Management of Nalpropion

We have limited experience managing companies for third parties and our management efforts may not be successful.

We, through our services agreement with Nalpropion, are responsible for distributing Contrave, a weight- loss product, in the United States. We are also responsible, through this services agreement, for overseeing the operations of Nalpropion (including overseeing the legal function and financial operations of Nalpropion), which operates in a therapeutic area that we have not previously serviced. We may be unable to adapt our current operations to appropriately service Nalpropion or this market and we may ultimately be unable to realize the anticipated benefits of Nalpropion's acquisition of Contrave and our agreement with Nalpropion. If we are unable to comply with our obligations under the services agreement with Nalpropion, Nalpropion may terminate the services agreement, which may have a material adverse effect on our business. In addition, we may have not discovered during the due diligence process all known and unknown factors regarding Contrave that could produce unintended and unexpected consequences for Nalpropion and us. Undiscovered factors could cause us to incur potentially material financial liabilities and prevent both Nalpropion and us from achieving the expected benefits from the transaction within our desired time frames, if at all. Additionally, Nalpropion is subject to certain restrictive covenants under the agreement governing its credit facilities, which may limit or disrupt its ability to manage or conduct its business.

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

  While the constituent drugs that make up Contrave, bupropion and naltrexone, have post-marketing safety records and while these constituent drugs have been tested in combination in the clinical trials of Contrave to date, the safety of the combined use of the constituents of Contrave is not yet fully known, and any future clinical trials may produce side effects not observed to date. Undesirable side effects caused by Contrave could cause regulatory authorities to, among other things, (i) withdraw or limit their approval to market Contrave, (ii) require additional labeling statements, such as an additional "boxed" warning with Contrave or an additional contraindication statement; (iii) require Nalpropion to change the way Contrave is distributed or administrated; and/or (iv) require Nalpropion to conduct additional clinical trials. In addition, even though we are only the distributor of Contrave in the United States and are not directly responsible for the marketing of the product, it is possible that we could be named as a defendant in product liability lawsuits that are brought relative to Contrave due to our management of Nalpropion and indirect commercial activities relative to Contrave. While Nalpropion is responsible to defend and indemnify us in such instances and while our liability to Nalpropion for any errors or omissions on the part of our personnel under the services agreement is limited to no more than $6 million, it is possible that Nalpropion might not have the insurance proceeds or assets to adequately protect us from such liabilities.

  While Nalpropion has placed contractual limitations and requirements in place with its vendors, we do not control the actions of Nalpropion's manufacturers and other third-party agents, including third party distributors outside of the United States, although we and Nalpropion may potentially be liable for their actions. Violations of laws by such third parties may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact upon the business and financial condition of Nalpropion and consequently on our business and financial condition.

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

Nalpropion's market opportunity for Contrave may be limited by challenges to its issued U.S. patents. Further, restrictions on patent rights relating to Contrave may limit Nalpropion's ability to prevent third parties from competing against Contrave. Should Nalpropion be unsuccessful in defending against such legal challenges, it could have a material adverse impact upon the business and financial condition of Nalpropion and consequently on our business and financial condition. For example, in April 2015, Orexigen and Takeda Pharmaceutical Company Limited (Takeda) received notification of a Paragraph IV certification for certain patents for Contrave which are listed in the Orange Book. The certification resulted from the filing by Actavis Laboratories FL, Inc. (Actavis) of an ANDA challenging such patents for Contrave.

In June 2015, Orexigen and Takeda filed a lawsuit in the U.S. District Court for the District of Delaware against Actavis on the basis that Actavis' proposed generic products infringe certain patents for Contrave. Takeda held the NDA for Contrave and was a licensee of Orexigen's patents until August 2016, at which point the ownership of the NDA was transferred to Orexigen and Takeda's rights to the Orexigen patents were terminated. A bench trial took place in June 2017 and on October 13, 2017, the court issued an opinion finding that the claims of the three patents at issue (U.S. Patent Nos. 7,462,626, 7,375,111 and 8,916,195, which expire in 2024, 2025 and 2030, respectively) were valid and infringed. Actavis filed an appeal, which is pending in the U.S. Court of Appeals for the Federal Circuit (Federal Circuit Appeal), and filed its opening appeal brief on February 21, 2018. The Federal Circuit ordered that the appeal be stayed during Orexigen's pending bankruptcy proceedings. On July 27, 2018, Nalpropion acquired worldwide rights to Contrave, including the rights to the patents at issue. Nalpropion filed motions to substitute itself as a party in the appeal and to lift the stay. Those motions were granted on September 19, 2018, allowing the appeal to proceed. Nalpropion's answering was filed on September 28, 2018, and Acatvis's reply appeal brief is due on November 13, 2018. Oral argument is expected sometime in the first half of 2019. If Actavis is successful in the Federal Circuit Appeal, a generic version of Contrave could be launched prior to the expiration of one or more of the patents at issue, which would materially impact Nalpropion's and our financial condition and results of operations. Further, if Contrave infringes or is alleged to infringe intellectual property rights of third parties, we may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 3, 2018, holders of 13,100 shares of the Company' 0% Series C Perpetual Convertible Preferred Stock elected to convert such Convertible Preferred Stock into 548,117 shares of the Common Stock. The issuance of Common Stock upon the conversion of the Convertible Preferred Stock was made in reliance upon the exemption from the registration requirements in Section 3(a)(9) of the Securities Act.

Other than as set forth above or as previously disclosed on our Current Reports on Form 8-K filed with the SEC, we did not issue any unregistered equity securities during the three months ended September 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1 *	Articles Supplementary for 0% Series C Perpetual Convertible Preferred Stock.
10.1 *+

Stockholders Agreement, dated July 27, 2018, by and among Nalpropion Pharmaceuticals, Inc., 1992 MSF International Ltd., 1992 Tactical Credit Master Fund, L.P., 1992 Master Fund Co-Invest SPC3, Whitebox Caja Blanca Fund, LP, Whitebox Multi-Strategy Partners, L.P., Whitebox Asymmetric Partners, L.P., and Pernix Ireland Pain Designated Activity Company.

10.2 *	Services Agreement, dated July 27, 2018, between Nalpropion Pharmaceuticals, Inc. and Pernix Therapeutics, LLC.
10.3

Exchange Agreement, dated August 1, 2018, by and among Pernix Therapeutics Holdings, Inc., Deerfield Management L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 1, 2018).

10.4

Equitization Exchange Agreement, dated August 1, 2018, by and among Pernix Therapeutics Holdings, Inc. and 1992 Tactical Credit Master Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 1, 2018).

10.5

Equitization Exchange Agreement, dated August 1, 2018, by and among Pernix Therapeutics Holdings, Inc. and 1992 MSF International Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on August 1, 2018).

10.6 *	Amendment No. 3 to the ABL Facility, August 1, 2018, by and among Pernix, the guarantors and lenders party thereto and Cantor Fitzgerald Securities, as agent.
10.7*	Amendment No. 2 to the Term Facility, dated August 1, 2018, by and among PIP DAC, the lenders party thereto and Cantor Fitzgerald Securities, as agent.
10.8 *	First Supplemental Indenture, dated July 27, 2018, between Pernix Therapeutics Holdings, Inc. and Wilmington Trust, National Trust Association, as Trustee.

31.1*	Certification of the Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant's Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017;
(ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017;
(iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017;
(iv) Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the Nine Months Ended September 30, 2018 and for the year ended December 31, 2017;
(v) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017; and
(vi) Notes to Condensed Consolidated Financial Statements.

_______________________

*   Filed herewith.

 + Confidential treatment requested as to portions of the exhibit (indicated by asterisks). Confidential materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERNIX THERAPEUTICS HOLDINGS, INC.

Date: November 9, 2018	By:	/s/ JOHN SEDOR
John Sedor
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ ANGUS SMITH
Angus Smith Senior Vice President and Chief Business Officer and Principal Financial Officer
(Principal Financial Officer)